Form 10-Q
period 2013-12-31
Fidelity & Guaranty Life
filed 2014-02-07
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-36227

FIDELITY & GUARANTY LIFE
(Exact name of registrant as specified in its charter)

Delaware	46-3489149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1001 Fleet Street, 6th Floor Baltimore, MD	21202
(Address of principal executive offices)	(Zip Code)
(410) 895-0100
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    or    No  ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    or    No  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒
There were 58,442,116 shares of the registrant’s common stock outstanding as of February 4, 2014.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:	3
Condensed Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013	3
Condensed Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012	4
Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and 2012	5
Condensed Consolidated Statements of Changes in Shareholder's Equity for the three months ended December 31, 2013 and the year ended September 30, 2013	6
Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012	7
Notes to Condensed Consolidated Financial Statements	8
(1) Basis of Presentation and Nature of Business	8
(2) Significant Accounting Policies and Practices	8
(3) Significant Risks and Uncertainties	9
(4) Investments	10
(5) Derivative Financial Instruments	16
(6) Fair Value of Financial Instruments	18
(7) Intangible Assets	25
(8) Long Term Debt	26
(9) Equity	26
(10) Stock Compensation	26
(11) Income Taxes	30
(12) Commitments and Contingencies	30
(13) Reinsurance	31
(14) Related Party Transactions	31
(15) Earnings Per Share	34
(16) Insurance Subsidiary Financial Information and Regulatory Matters	34
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures about Market Risk	54
Item 4. Controls and Procedures	59

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	62
Item 1A. Risk Factors	62
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3. Defaults Upon Senior Securities	62
Item 4. Mine Safety Disclosures	62
Item 5. Other Information	63
Item 6. Exhibits	64

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2013	September 30, 2013
	(Unaudited)
ASSETS
Investments:
Fixed maturities securities, available-for-sale, at fair value	$16,327,617	$15,541,526
Equity securities, available-for-sale, at fair value	286,922	271,075
Derivative investments	294,531	221,758
Other invested assets	316,552	188,180
Total investments	17,225,622	16,222,539
Related party loans and investments	96,442	119,044
Cash and cash equivalents	759,471	1,204,334
Accrued investment income	157,785	159,287
Reinsurance recoverable	3,723,693	3,728,632
Intangibles, net	601,444	563,758
Deferred tax assets	225,908	226,351
Other assets	155,292	205,230
Total assets	$22,945,657	$22,429,175

LIABILITIES AND SHAREHOLDER'S EQUITY

Contractholder funds	$15,519,722	$15,248,216
Future policy benefits	3,545,881	3,556,808
Funds withheld for reinsurance liabilities	1,381,238	1,407,713
Liability for policy and contract claims	60,331	51,456
Long-term debt	300,000	300,000
Other liabilities	806,662	700,097
Total liabilities	21,613,834	21,264,290

Shareholder's equity:
Common stock ($.01 par value, 500,000,000 shares authorized, 58,270,822 issued and outstanding at December 31, 2013; 47,000,000 shares issued and outstanding at September 30, 2013)	583	—
Additional paid-in capital	700,528	527,124
Retained earnings	524,572	524,871
Accumulated other comprehensive income	106,140	112,890
Total shareholder's equity	1,331,823	1,164,885
Total liabilities and shareholder's equity	$22,945,657	$22,429,175

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three months ended
	December 31, 2013	December 31, 2012
	(Unaudited)
Revenues:
Premiums	$13,705	$13,796
Net investment income	183,437	170,298
Net investment gains	123,417	146,475
Insurance and investment product fees and other	15,552	13,729
Total revenues	336,111	344,298
Benefits and expenses:
Benefits and other changes in policy reserves	216,856	83,644
Acquisition and operating expenses, net of deferrals	26,004	26,914
Amortization of intangibles	22,892	69,511
Total benefits and expenses	265,752	180,069
Operating income	70,359	164,229
Interest expense	(5,624)	(34)
Other income	—	225
Income before income taxes	64,735	164,420
Income tax expense	22,041	53,815
Net income	$42,694	$110,605

Net income per common share:

Basic	$0.87	$2.35
Diluted	$0.87	$2.35
Weighted average common shares used in computing net income per common share:
Basic	49,142,208	47,000,000
Diluted	49,263,675	47,000,000

Supplemental disclosures:
Total other-than-temporary impairments	$(34)	$(509)
Less non-credit portion of other-than-temporary impairments included in other comprehensive income	—	—
Net other-than-temporary impairments	(34)	(509)
Gains (losses) on derivative instruments	111,538	(25,568)
Other realized investment gains	11,913	172,552
Total net investment gains	$123,417	$146,475

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three months ended
	December 31, 2013	December 31, 2012
	(Unaudited)
Net income	$42,694	$110,605

Other comprehensive income
Unrealized investment (losses) gains:
Changes in unrealized investment (losses) gains before reclassification adjustment	(10,275)	126,252
Net reclassification adjustment for (gains) included in net investment gains	(8,134)	(172,043)
Changes in unrealized investment (losses) after reclassification adjustment	(18,409)	(45,791)
Adjustments to intangible assets	8,026	27,961
Changes in deferred income tax asset/liability	3,633	6,241
Net change to derive comprehensive income (loss) for the period	(6,750)	(11,589)

Comprehensive income, net of tax	$35,944	$99,016

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(In thousands)

(in thousands)	Common Stock	Additional Paid-in Capital/Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity

Balance, September 30, 2012	$—	$415,576	$440,723	$434,482	$1,290,781
Capital contributions from Harbinger Group Inc.	—	111,711	—	—	111,711
Dividends	—	—	(93,654)	—	(93,654)
Distributions to Harbinger Group Inc. and subsidiaries	—	—	(169,859)	—	(169,859)
Net income	—	—	347,661	—	347,661
Unrealized investment losses, net	—	—	—	(321,592)	(321,592)
Stock compensation	—	(163)	—	—	(163)
Balance, September 30, 2013	$—	$527,124	$524,871	$112,890	$1,164,885
Dividends	—	—	(42,993)	—	(42,993)
Issuance of common stock	583	(583)	—	—	—
Proceeds from issuance of common stock, net of transaction fees	—	172,996	—	—	172,996
Net income	—	—	42,694	—	42,694
Unrealized investment losses, net	—	—	—	(6,750)	(6,750)
Stock compensation	—	991	—	—	991
Balance, December 31, 2013	$583	$700,528	$524,572	$106,140	$1,331,823

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	December 31, 2013	December 31, 2012
	(Unaudited)
Cash flows from operating activities:
Net income	$42,694	$110,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of properties	1,102	908
Amortization of intangibles	22,892	69,511
Stock-based compensation	7,139	897
Amortization of debt issuance costs	843	—
Deferred income taxes	4,079	122,033
Interest credited/index credits and other changes to contractholder account balances	178,298	55,936
Amortization of fixed maturity discounts and premiums	(14,845)	13,235
Net recognized (gains) on investments and derivatives	(123,417)	(146,475)
Charges assessed to contractholders for mortality and administration	(9,577)	(6,778)
Deferred policy acquisition costs	(52,550)	(35,698)
Changes in operating assets and liabilities:
Accrued investment income	1,502	38,573
Reinsurance recoverable	(17,748)	(21,936)
Future policy benefits	(10,927)	(22,518)
Funds withheld from reinsurers	(39,924)	(672)
Collateral (returned) posted	2,739	—
Liability for policy and contract claims	8,875	8,574
Other operating	36,868	(113,986)
Net cash provided by operating activities	38,043	72,209
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid:
Fixed maturities	1,663,700	2,913,381
Equity securities	42,249	21
Derivatives instruments and other invested assets	102,702	49,495
Cost of investments acquired:
Fixed maturities	(2,535,337)	(3,379,147)
Equity securities	(63,154)	(15,965)
Derivatives instruments and other invested assets	(167,943)	(45,335)
Related party loans and investments	22,602	(35,666)
Capital expenditures	(2,960)	(1,348)
Net cash (used in) investing activities	(938,141)	(514,564)
Cash flows from financing activities:
Capital funding	—	(1,184)
Proceeds from issuance of common stock, net of transaction fees	175,854	—
Dividends paid	(42,993)	(20,000)
Contractholder account deposits	772,257	491,480
Contractholder account withdrawals	(449,883)	(475,558)
Net cash provided by (used in) financing activities	455,235	(5,262)
Change in cash & cash equivalents	(444,863)	(447,617)
Cash and cash equivalents at beginning of period	1,204,334	1,054,589
Cash and cash equivalents at end of period	$759,471	$606,972

Supplemental disclosures of cash flow information:
Interest paid	$9,775	$—
Income taxes paid	$—	$1,683

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share figures)
(1) Basis of Presentation and Nature of Business
Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC (“HFG”)) (“FGL” and, collectively with its subsidiaries, the “Company”) is a direct, subsidiary of Harbinger Group Inc. (“HGI”). HGI is a diversified holding company focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries. FGL and HGI’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbols “FGL” and “HRG,” respectively. Subsequent to the Company's initial public offering in December 2013, HGI held 47,000,000 shares of FGL's outstanding common stock, representing an 80.7% interest. In January of 2014, HGI transferred HGI’s ownership interest in FGL common shares to FS Holdco, Ltd, which is a direct wholly-owned subsidiary of HGI.
FGL’s primary business is the sale of individual life insurance products and annuities through independent agents, managing general agents, and specialty brokerage firms and in selected institutional markets. FGL’s principal products are deferred annuities (including fixed indexed annuity (“FIA”) contracts), immediate annuities and life insurance products. FGL markets products through its wholly-owned insurance subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), which together are licensed in all fifty states and the District of Columbia.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2013 (the “Form S-1”). The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2014.
The Company’s fiscal quarters end on the last calendar day of the months of December, March, June and September.
Dollar amounts in the accompanying footnotes are presented in thousands, unless otherwise noted.

(2) Significant Accounting Policies and Practices
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of FGL and all other entities in which FGL has a controlling financial interest (none of which are variable interest entities). All intercompany accounts and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements
Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board (“FASB”) issued amended disclosure requirements for offsetting financial assets and financial liabilities to allow investors to better compare financial statements prepared under US GAAP with financial statements prepared under International Financial Reporting Standards. The new standards are effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2014. ASU 2011-11 Disclosures about Offsetting Assets and Liabilities - was adopted by the

Company effective October 1, 2013. FGL does not offset any of its derivative transactions, including bifurcated embedded derivatives, in its statement of financial position. The Company only enters into purchased equity options and long futures contracts. The Company has not entered into any repurchase and reverse repurchase agreements or securities borrowing and lending transactions. Accordingly, no additional disclosures are required.

Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued amended guidance which allows investors in Low Income Housing Tax Credit (“LIHTC”) programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments.  The new standards will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2016.  The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial position and results of operations.

(3) Significant Risks and Uncertainties
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results in future periods could differ from those estimates.
The Company’s significant estimates which are susceptible to change in the near term relate to (1) recognition of deferred tax assets and related valuation allowances, (2) fair value of certain invested assets and derivatives including embedded derivatives (see Notes 4 and 5), (3) Other than temporary impairment “OTTI”of available-for-sale investments (see Note 4), (4) amortization of intangibles (see Note 7), (5) estimates of reserves for loss contingencies, including litigation and regulatory reserves (see Note 12) and (6) reserves for future policy benefits and product guarantees.
Concentrations of Financial Instruments
As of December 31, 2013 and September 30, 2013, the Company’s most significant investment in one industry, excluding U.S. Government securities, was its investment securities in the banking industry with a fair value of $1,973,981, or 11.5% and $1,892,103 or 11.7%, respectively, of the invested assets portfolio. The Company’s holdings in this industry include investments in 82 different issuers with the top ten investments accounting for 37.8% of the total holdings in this industry. As of December 31, 2013 and September 30, 2013, the Company had investments in 3 and 6 issuers that exceeded 10% of stockholders equity with a fair value of $410,924 and $788,696, or 2.4% and 4.9% of the invested assets portfolio, respectively. Additionally, the Company’s largest concentration in any single issuer as of December 31, 2013 and September 30, 2013, had a fair value of $140,532 and $150,716 or 0.8% and 0.9% of the invested assets portfolio, respectively.

Concentrations of Financial and Capital Markets Risk
The Company is exposed to financial and capital markets risk, including changes in interest rates and credit spreads which can have an adverse effect on the Company’s results of operations, financial condition and liquidity. The Company expects to continue to face challenges and uncertainties that could adversely affect its results of operations and financial condition.
The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will decrease the net unrealized gain position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of the Company’s products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring the Company to liquidate assets in an unrealized loss position. This risk is mitigated to some extent by the high level of surrender charge protection provided by the Company’s products.
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) and Front Street RE (Cayman) Ltd. (“FSRCI”), an affiliate that could have a material impact on the Company’s financial position in the event that Wilton Re and FSRCI fail to perform their obligations under the various reinsurance treaties. As of December 31, 2013, the net amount recoverable from Wilton Re was $1,350,092 and the net amount recoverable from FSRCI is $1,341,497. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4) Investments

The Company’s debt and equity securities have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) net of associated adjustments for value of business acquired (“VOBA”), deferred acquisition costs (“DAC”) and deferred income taxes. The Company’s consolidated investments at December 31, 2013 and September 30, 2013 are summarized as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for sale securities
Asset-backed securities	$1,830,206	$20,737	$(8,165)	$1,842,778	$1,842,778
Commercial mortgage-backed securities	422,575	25,236	(3,182)	444,629	444,629
Corporates	9,963,806	272,090	(189,278)	10,046,618	10,046,618
Equities	293,940	6,810	(13,828)	286,922	286,922
Hybrids	400,547	20,755	(3,228)	418,074	418,074
Municipals	1,121,207	45,199	(44,980)	1,121,426	1,121,426
Agency residential mortgage-backed securities	88,948	2,192	(91)	91,049	91,049
Non-agency residential mortgage-backed securities	1,564,094	99,209	(11,276)	1,652,027	1,652,027
U.S. Government	711,453	5,796	(6,233)	711,016	711,016
Total available-for-sale securities	16,396,776	498,024	(280,261)	16,614,539	16,614,539
Derivative investments	148,310	147,034	(813)	294,531	294,531
Other invested assets	316,552	—	—	316,552	316,552
Total investments	$16,861,638	$645,058	$(281,074)	$17,225,622	$17,225,622

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for-sale securities
Asset-backed securities	$1,745,241	$24,529	$(5,176)	$1,764,594	$1,764,594
Commercial mortgage-backed securities	431,265	24,660	(1,596)	454,329	454,329
Corporates	9,314,661	288,702	(185,054)	9,418,309	9,418,309
Equities	274,647	6,683	(10,255)	271,075	271,075
Hybrids	412,640	19,481	(3,304)	428,817	428,817
Municipals	998,832	49,013	(40,835)	1,007,010	1,007,010
Agency residential mortgage-backed securities	96,452	2,397	(252)	98,597	98,597
Non-agency residential mortgage-backed securities	1,304,007	77,410	(13,394)	1,368,023	1,368,023
U.S. Government	998,530	7,174	(3,857)	1,001,847	1,001,847
Total available-for-sale securities	15,576,275	500,049	(263,723)	15,812,601	15,812,601
Derivatives Instruments	141,664	88,461	(8,367)	221,758	221,758
Other invested assets	188,180	—	—	188,180	188,180
Total investments	$15,906,119	$588,510	$(272,090)	$16,222,539	$16,222,539

Included in AOCI were cumulative unrealized gains of $851 and unrealized losses of $1,880 related to the non-credit portion of OTTI on non-agency residential mortgage-backed securities ("RMBS") at December 31, 2013 and September 30, 2013. The non-agency RMBS unrealized gains and losses represent the difference between book value and fair value on securities that were previously impaired. There have been no impairments or write downs on any of the 2013 purchased non-agency RMBS.

Securities held on deposit with various state regulatory authorities had a fair value of $13,727,760 and $19,350 at December 31, 2013 and September 30, 2013, respectively. The increase in securities held on deposits is due to the FGL Insurance's re-domestication from Maryland to Iowa. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the company's legal reserve as prescribed by Iowa regulations.
In accordance with the Company's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $591,783 and $604,899 at December 31, 2013 and September 30, 2013, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	December 31, 2013
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$345,545	$348,092
Due after one year through five years	3,059,155	3,133,238
Due after five years through ten years	3,315,121	3,332,054
Due after ten years	5,444,439	5,448,255
Subtotal	12,164,260	12,261,639
Other securities which provide for periodic payments:
Asset-backed securities	1,830,206	1,842,778
Commercial-mortgage-backed securities	422,575	444,629
Structured hybrids	32,753	35,495
Agency residential mortgage-backed securities	88,948	91,049
Non-agency residential mortgage-backed securities	1,564,094	1,652,027
Total fixed maturity available-for-sale securities	$16,102,836	$16,327,617

The Company's available-for-sale securities with unrealized losses are reviewed for potential OTTI. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. The Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value.
The Company analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an OTTI impairment is recognized. FGL has concluded that the fair values of the securities presented in the table below were not OTTI as of December 31, 2013.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$496,893	$(6,931)	$127,497	$(1,234)	$624,390	$(8,165)
Commercial-mortgage-backed securities	29,419	(507)	5,926	(2,675)	35,345	(3,182)
Corporates	3,355,410	(162,999)	477,879	(26,279)	3,833,289	(189,278)
Equities	131,677	(13,772)	6,909	(56)	138,586	(13,828)
Hybrids	106,254	(3,119)	8,256	(109)	114,510	(3,228)
Municipals	478,220	(28,368)	168,055	(16,612)	646,275	(44,980)
Agency residential mortgage-backed securities	11,871	(78)	526	(13)	12,397	(91)
Non-agency residential mortgage-backed securities	354,502	(10,554)	55,235	(722)	409,737	(11,276)
U.S. Government	337,957	(6,233)	—	—	337,957	(6,233)
Total available-for-sale securities	$5,302,203	$(232,561)	$850,283	$(47,700)	$6,152,486	$(280,261)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						634
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						109
Total number of available-for-sale securities in an unrealized loss position						743

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$329,319	$(4,496)	$81,483	$(680)	$410,802	$(5,176)
Commercial-mortgage-backed securities	26,575	(525)	4,860	(1,071)	31,435	(1,596)
Corporates	3,457,206	(174,989)	185,956	(10,065)	3,643,162	(185,054)
Equities	118,609	(9,120)	32,240	(1,135)	150,849	(10,255)
Hybrids	52,027	(3,304)	—	—	52,027	(3,304)
Municipals	333,278	(27,359)	144,365	(13,476)	477,643	(40,835)
Agency residential mortgage-backed securities	9,791	(117)	1,148	(135)	10,939	(252)
Non-agency residential mortgage-backed securities	325,170	(12,224)	69,910	(1,170)	395,080	(13,394)
U.S government	753,899	(3,857)	—	—	753,899	(3,857)
Total available-for-sale securities	$5,405,874	$(235,991)	$519,962	$(27,732)	$5,925,836	$(263,723)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						588
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						78
Total number of available-for-sale securities in an unrealized loss position						666
At December 31, 2013 and September 30, 2013, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments and municipals. Total unrealized losses were $280,261 and $263,723 at December 31, 2013 and September 30, 2013, respectively.
At December 31, 2013 and September 30, 2013, securities with a fair value of $77,074 and $60,931, respectively, were depressed greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1% of the carrying values of all investments.
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity securities held by the Company for the three months ended December 31, 2013, and December 31,2012, for which a portion of the OTTI was recognized in AOCI:

	Three months ended December 31,
	2013	2012
Beginning balance	$2,681	$2,681
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—	—
Other-than-temporary impairment was not previously recognized	—	—
Ending balance	$2,681	$2,681
For the three months ended December 31, 2013, the Company recognized impairment losses in operations totaling $34, including credit impairments of $0 and change-of-intent impairments of $34 and had an amortized cost of $229 and a fair value of $195 at the time of impairment. For the three months ended December 31, 2012, the Company recognized impairment losses in operations totaling $509, including credit impairments of $155, and change-of-intent impairments of $354 and had an amortized cost of $1,608 and a fair value of $1,099 at December 31, 2012.

Details underlying write-downs taken as a result of OTTI that were recognized in net income and included in net realized gains on securities were as follows:

	Three months ended December 31,
	2013	2012
OTTI recognized in net income:
Non-agency residential mortgage-backed securities	$34	$509
Total OTTI	$34	$509

The portion of OTTI recognized in AOCI is disclosed in the Statement of Comprehensive Income.

Net Investment Income

The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended December 31,
	2013	2012
Fixed maturity available-for-sale securities	$175,286	$165,415
Equity available-for-sale securities	4,390	5,351
Related party loans	1,877	2,183
Policy loans	168	266
Invested cash and short-term investments	74	835
Other investments	5,194	346
Gross investment income	186,989	174,396
Investment expense	(3,552)	(4,098)
Net investment income	$183,437	$170,298

Net investment gains

Details underlying “Net investment gains ” reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended December 31,
	2013	2012
Net realized gains on fixed maturity available-for-sale securities	$13,564	$172,033
Realized (losses) on equity securities	(1,613)	—
Net realized gains on securities	11,951	172,033
Realized gains on certain derivative instruments	54,880	15,717
Unrealized gains (losses) on certain derivative instruments	60,972	(41,285)
Change in fair value of reinsurance related embedded derivative	(4,314)	—
Realized gains (losses) on derivatives and reinsurance related embedded derivative	111,538	(25,568)
Realized (losses) gains on other invested assets	(72)	10
Net investment gains	$123,417	$146,475
For the three months ended December 31, 2013, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $1,663,700, gross gains on such sales totaled $14,390 and gross losses totaled $826, respectively.
For the three months ended December 31, 2012, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities, totaled $2,415,143, gross gains on such sales totaled $177,972 and gross losses totaled $463, respectively.

(5) Derivative Financial Instruments
The carrying amounts (which equal fair value) of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	December 31, 2013	September 30, 2013
Assets:
Derivative investments:
Call options	$294,094	$221,758
Futures contracts	437	—
Other Assets:
Reinsurance related embedded derivative	113,710	118,025
	$408,241	$339,783

Liabilities:
Contractholder funds:
FIA embedded derivative	$1,644,724	$1,544,447
Funds withheld for reinsurance liabilities:
Call options payable to FSRCI	28,328	22,833
Other liabilities:
Futures contracts	—	1,028
	$1,673,052	$1,568,308

The change in fair value of derivative instruments included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three months ended
	December 31, 2013	December 31, 2012
Revenues:
Net investment gains (losses):
Call options	$102,742	$(20,889)
Futures contracts	13,110	(4,679)
Reinsurance related embedded derivative	(4,314)	—
	$111,538	$(25,568)
Benefits and other changes in policy reserves:
FIA embedded derivatives	$100,277	$(33,754)
Additional Disclosures
Reinsurance Related Embedded Derivatives
Effective December 31, 2012, FGL Insurance entered into a modified coinsurance arrangement with FSRCI, meaning that funds were withheld by FGL Insurance. This arrangement creates an obligation for FGL Insurance to pay FSRCI at a later date, which resulted in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in “Other assets” on the Condensed Consolidated Balance Sheets and the related gains or losses are reported in “Net investment gains” on the Condensed Consolidated Statements of Operations.
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		December 31, 2013				September 30, 2013
Counterparty	Credit Rating (Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	NA/A	$2,157,932	$99,627	$45,103	$54,524	$2,037,781	$70,695	$—	$70,695
Deutsche Bank	A2/A	1,706,800	70,379	—	70,379	1,620,404	51,667	23,000	28,667
Morgan Stanley	A3/A	2,379,038	103,087	74,739	28,348	2,264,136	75,729	49,000	26,729
Royal Bank of Scotland	A3/A	245,300	16,899	—	16,899	364,300	20,313	—	20,313
Barclay's Bank	A2/A	117,835	4,102	—	4,102	120,789	3,354	—	3,354
		$6,606,905	$294,094	$119,842	$174,252	$6,407,410	$221,758	$72,000	$149,758
(a) Credit rating as of December 31, 2013.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice under its over-the-counter derivative agreements on forms International Swaps and Derivatives Association, Inc (“ISDA”). Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of December 31, 2013 and September 30, 2013, counterparties posted $119,842 and $72,000 of collateral of which 74,739 and 72,000 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Condensed Consolidated Balance Sheet. The remaining, $45,103 of non-cash collateral was held by a third-party custodian at December 31, 2013. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $174,252 and $149,758 at December 31, 2013 and September 30, 2013, respectively.
The Company held 1,190 and 1,693 futures contracts at December 31, 2013 and September 30, 2013, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying Condensed Consolidated Balance Sheets. The amount of collateral held by the counterparties for such contracts was $4,835 and $5,861 at December 31, 2013 and September 30, 2013, respectively.

(6) Fair Value of Financial Instruments
The Company’s measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which may include the Company’s own credit risk. The Company’s estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”). The Company categorizes financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique. The three-level hierarchy for fair value measurement is defined as follows:
Level 1 -Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date.
Level 2 -Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument. Such inputs include market interest rates and volatilities, spreads and yield curves.
Level 3 - Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date based on the best information available in the circumstances.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lower level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
When a determination is made to classify an asset or liability within Level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. Because certain securities trade in less liquid or illiquid markets with limited or no pricing information, the determination of fair value for these securities is inherently more difficult. However, Level 3 fair value investments may include, in addition to the unobservable or Level 3 inputs, observable components, which are components that are actively quoted or can be validated to market-based sources.

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, with the exception of investment contracts, related party loans, portions of other invested assets and debt, are summarized according to the hierarchy previously described, as follows:

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$759,471	$—	$—	$759,471	$759,471
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,591,978	250,800	1,842,778	1,842,778
Commercial mortgage-backed securities	—	438,653	5,976	444,629	444,629
Corporates	—	9,439,479	607,139	10,046,618	10,046,618
Hybrids	—	418,074	—	418,074	418,074
Municipals	—	1,087,052	34,374	1,121,426	1,121,426
Agency residential mortgage-backed securities	—	91,049	—	91,049	91,049
Non-agency residential mortgage-backed securities	—	1,652,027	—	1,652,027	1,652,027
U.S. Government	502,531	208,485	—	711,016	711,016
Equity securities available-for-sale	—	286,922	—	286,922	286,922
Derivative financial instruments	—	294,531	—	294,531	294,531
Reinsurance related embedded derivative	—	113,710	—	113,710	113,710
Related party loans	—	—	96,442	96,442	96,442
Other invested assets	—	—	316,552	316,552	316,552
Total financial assets at fair value	$1,262,002	$15,621,960	$1,311,283	$18,195,245	$18,195,245
Liabilities
Derivatives:
FIA embedded derivatives, included in contractor funds	$—	$—	$1,644,724	$1,644,724	$1,644,724
Investment contracts, included in contractholder funds	—	—	12,513,803	12,513,803	13,874,998
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	28,328	—	28,328	28,328
Debt	—	300,000	—	300,000	300,000
Total financial liabilities at fair value	$—	$328,328	$14,158,527	$14,486,855	$15,848,050

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,204,334	$—	$—	$1,204,334	$1,204,334
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,518,066	246,528	1,764,594	1,764,594
Commercial mortgage-backed securities	—	448,694	5,635	454,329	454,329
Corporates	—	8,957,196	461,113	9,418,309	9,418,309
Hybrids	—	428,817	—	428,817	428,817
Municipals	—	1,007,010	—	1,007,010	1,007,010
Agency residential mortgage-backed securities	—	98,597	—	98,597	98,597
Non-agency residential mortgage-backed securities	—	1,368,023	—	1,368,023	1,368,023
U.S. Government	790,926	210,921	—	1,001,847	1,001,847
Equity securities available-for-sale	—	271,075	—	271,075	271,075
Derivative financial instruments	—	221,758	—	221,758	221,758
Reinsurance related embedded derivative	—	118,025	—	118,025	118,025
Related party loans	—	—	119,044	119,044	119,044
Other invested assets	—	—	188,180	188,180	188,180
Total financial assets at fair value	$1,995,260	$14,648,182	$1,020,500	$17,663,942	$17,663,942
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,544,447	$1,544,447	$1,544,447
Derivative instruments: futures contracts	—	1,028	—	1,028	1,028
Investment contracts, included in contractholder funds	—	—	12,378,645	12,378,645	13,703,769
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	22,833	—	22,833	22,833
Debt	—	300,000	—	300,000	300,000
Total financial liabilities at fair value	$—	$323,861	$13,923,092	$14,246,953	$15,572,077
The carrying amounts of accrued investment income, and portions of other insurance liabilities, approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.
Valuation Methodologies
Fixed Maturity Securities & Equity Securities
The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company will then consistently apply the valuation methodology to measure the security’s fair value. The Company's fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices.
The Company did not adjust prices received from third parties as of December 31, 2013 and September 30, 2013. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.

Derivative Financial Instruments
The fair value of derivative assets and liabilities is based upon valuation pricing models, which represents what the Company would expect to receive or pay at the balance sheet date if it canceled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). Fair values for these instruments are determined externally by an independent actuarial firm using market-observable inputs, including interest rates, yield curve volatilities, and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. The fair values of the embedded derivatives in the Company’s FIA products are derived using market indices, pricing assumptions and historical data. The fair value of the reinsurance related embedded derivative in the funds withheld reinsurance agreement with FSRCI is estimated based upon the change in the fair value of the assets supporting the funds withheld from reinsurance liabilities. As the fair value of the assets is based on a quoted market price (Level 2), the fair value of the embedded derivative is based on market-observable inputs and is classified as Level 2.
Investment contracts include deferred annuities, FIAs, indexed universal life policies (“IULs”) and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At December 31, 2013 and September 30, 2013, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Other Invested Assets
Fair value of our loan participation interest securities has been assessed to be equal to the unpaid principal balance of the participation interest as of December 31, 2013. In making this assessment the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date and December 31, 2013, the primary market participant for these securities and the short-term maturity of these loans (less than 1 year).
All of the other financial instruments included in other investments, primarily commercial mortgage loans ("CMLs") and policy loans, are carried at amortized cost which approximates fair value. Information on determining the carry value of these investments is described below:
In September 2013, the Company initiated a commercial loan program with Principal Real Estate Investors ("Principal"). The Company has funded seven commercial mortgage loans ("CMLs") originated and serviced by Principal with a fair value of $103,283 at December 31, 2013 which is equal to amortized cost as these loans were recently originated. Principal monitors the status of the payment obligations, the credit quality of the borrower and the property as well as for other events that may impact the performance and principal repayment of the CMLs. Additionally, the Company reviews Principal's valuation methodologies and processes as disclosed in their SSAE 16 to perform assessments. A CMLs' good standing and payment obligations are material factors in evaluating CMLs carrying value. At December 31, 2013, all seven CMLs are performing in good standing and there are no credit or other events which would require impairment evaluation.
Also included in other invested assets are policy loans. We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying value and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived.
Related Party Loans & Related Party Investments
The related party loans (discussed in Note 14) carrying value at par approximates fair value, as this is the exit price for the obligation of these loans.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2013 and September 30, 2013 are as follows:

	Fair Value at			Range (Weighted average)
	December 31, 2013	Valuation Technique	Unobservable Input(s)	December 31, 2013
Assets
Asset-backed securities	$250,800	Broker-quoted	Offered quotes	98.00% - 106.98% (100.61%)
Corporates	540,918	Broker-quoted	Offered quotes	0.00% - 115.00% (91.54%)
Corporates	66,221	Market Pricing	Quoted prices	91.38%-131.62% (98.72%)
Municipal	34,374	Broker-quoted	Offered quotes	98.21%
Commercial mortgage-backed securities	5,976	Broker-quoted	Offered quotes	101.64%
Other invested assets	199,636	Market Pricing	Offered quotes	100.00%
Total	$1,097,925
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$1,644,724	Discounted cash flow	Market value of option	0% - 43.28% (4.78%)
			SWAP rates	1.79% - 3.09% (2.45%)
			Mortality multiplier	80%
			Surrender rates	0.50% - 75% (7%)
			Non-performance spread	0.25%
Total liabilities at fair value	$1,644,724

	Fair Value at			Range (Weighted average)
	September 30, 2013	Valuation Technique	Unobservable Input(s)	September 30, 2013
Assets
Asset-backed securities	$246,528	Broker-quoted	Offered quotes	100.00% - 107.25% (100.91%)
Corporates	404,508	Broker-quoted	Offered quotes	0.00% - 113.00% (90.45%)
Corporates	56,605	Market Pricing	Quoted prices	90.06% - 130.92% (97.19%)
Commercial mortgage-backed securities	5,635	Broker-quoted	Offered quotes	95.50%
Other invested assets	157,000	Market Pricing	Offered quotes	100.00%
Total	$870,276
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$1,544,447	Discounted cash flow	Market value of option	0% - 38.24% (3.82%)
			SWAP rates	1.54% - 2.77% (2.16%)
			Mortality multiplier	80%
			Surrender rates	0.50% - 75% (7%)
			Non-performance spread	0.25%
Total liabilities at fair value	$1,544,447

The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at December 31, 2013 and September 30, 2013, is based on the 2000 and 1983 annuity tables, respectively and assumes the contractholder population is 50% female and 50% male. Significant increases (decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Condensed Consolidated Statements of Operations.
The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended December 31, 2013 and December 31,2012, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended December 31, 2013
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales, & Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$246,528	$—	$(747)	$5,019	$—	$250,800
Commercial mortgage-backed securities	5,635	—	363	(22)	—	5,976
Corporates	461,113	(27)	(6,098)	152,151	—	607,139
Municipals	—	—	(626)	35,000	—	34,374
Other invested assets	157,000	—	—	42,636	—	199,636
Total assets at Level 3 fair value	$870,276	$(27)	$(7,108)	$234,784	$—	$1,097,925
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,544,447	$100,277	$—	$—	$—	$1,644,724
Total liabilities at Level 3 fair value	$1,544,447	$100,277	$—	$—	$—	$1,644,724

(a)	There were no net transfers in and/or out of Level 3 during the three months ended December 31, 2013.

	Three months ended December 31, 2012
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales, & Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$15,855	$—	$(43)	$(18)	$(10,500)	$5,294
Commercial mortgage-backed securities	5,023	—	81	1,006	—	6,110
Corporates	135,296	(180)	(1,964)	122,890	80	256,122
Hybrids	8,873	—	(175)	—	(3,723)	4,975
Related party investments	32,000	—	—	—	—	32,000
Total assets at Level 3 fair value	$197,047	$(180)	$(2,101)	$123,878	$(14,143)	$304,501
Liabilities
Fixed indexed annuities	$1,550,805	$(33,754)				$1,517,051
AFS embedded derivatives	—	—	—	—	—	—
Total liabilities at Level 3 fair value	$1,550,805	$(33,754)	$—	$—	$—	$1,517,051

(a)	The net transfers in and out of Level 3 during the three months ended December 31, 2012 were exclusively to or from Level 2.
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three months ended December 31, 2013 and December 31,2012, respectively.

There were no transfers in or out of Level 3 during the three months ended December 31, 2013. Primary market issuance and secondary market activity for certain asset-backed, hybrid and corporate securities during the three months ended December 31, 2012 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of December 31, 2012. Accordingly, the Company’s assessment resulted in net transfers out of Level 3 of $14,143 related to asset-backed securities, corporates, hybrids, municipals and residential mortgage-backed securities during three months ended December 31, 2012.

The following tables present the gross components of purchases, sales, and settlements, net, of Level 3 financial instruments for the three months ended December 31, 2013 and December 31, 2012, respectively. There were no issuances during these periods.

	Three months ended December 31, 2013
	Purchases	Sales	Settlements	Net Purchases, Sales, & Settlements
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$5,038	$—	$(19)	$5,019
Commercial mortgage-backed securities	—	—	(22)	(22)
Corporates	152,684	—	(533)	152,151
Municipal	35,000	—	—	35,000
Other invested assets	77,755	—	(35,119)	42,636
Total assets at fair value	$270,477	$—	$(35,693)	$234,784

	Three months ended December 30, 2012
	Purchases	Sales	Settlements	Net Purchases, Sales, & Settlements
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$—	$—	$(18)	$(18)
Commercial mortgage-backed securities	1,026	—	(20)	1,006
Corporates	133,175	(9,561)	(724)	122,890
Total assets at fair value	$134,201	$(9,561)	$(762)	$123,878

(7) Intangible Assets
Information regarding VOBA and DAC, DSI, is as follows:

	VOBA	DAC	Total
Balance at September 30, 2012	$104,320	$169,223	$273,543
Deferrals	—	35,697	35,697
Less: Amortization related to:
Unlocking	9,310	2,100	11,410
Interest	5,347	2,327	7,674
Other amortization	(73,536)	(15,059)	(88,595)
Add: Adjustment for unrealized investment gains/losses	31,173	(3,212)	27,961
Balance at December 31, 2012	$76,614	$191,076	$267,690

	VOBA	DAC	Total
Balance at September 30, 2013	$225,289	$338,469	$563,758
Deferrals	—	52,552	52,552
Less: Amortization related to:
Unlocking	11,656	3,427	15,083
Interest	3,686	3,339	7,025
Other amortization	(29,218)	(15,782)	(45,000)
Add: Adjustment for unrealized investment gains/losses	1,741	6,285	8,026
Balance at December 31, 2013	$213,154	$388,290	$601,444

Amortization of VOBA and DAC is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the statement of operations. As of December 31, 2013 and September 30, 2013, the VOBA balance included cumulative adjustments for net unrealized investment gains/losses of $79,700 and $81,442 respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains/losses of $24,889 and $18,604, respectively.
The above DAC balances include $29,564 and $26,159 of DSI, net of shadow adjustments, as of December 31, 2013 and September 30, 2013, respectively.
The weighted average amortization period for VOBA is approximately 4.8 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2014	33,446
2015	44,769
2016	39,452
2017	32,244
2018	25,946
Thereafter	116,998

(8) Long Term Debt
In March 2013, FGL's wholly owned subsidiary, Fidelity & Guaranty Life Holdings, Inc. ("FGLH"), issued $300,000 aggregate principal amount of its 6.375% senior notes (“Notes offering”) due April 1, 2021, at par value, which FGLH may elect to redeem after April 1, 2015. Interest payments are due semi-annually, April 1 and October 1, commencing October 1, 2013, and total interest expense was $4,781 for the three months ended December 31, 2013.
In connection with the Notes offering, FGL capitalized $10,195 of debt issue costs. The fees are classified as “Other assets” in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2013 and are being are amortized over the redemption date using the straight-line method over the remaining term of the debt, of which $843 has been amortized for the three months ended December 31, 2013.
(9)    Equity

On November 26, 2013, the Company’s board of directors increased the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 100,000 to 500,000,000 and approved a stock split of the issued and outstanding shares of common stock at a ratio of 4,700-for-1, resulting in 47,000,000 shares outstanding. Net income per common share and the weighted average common shares used in computing net income per share for the three months ended December 31, 2013 and 2012, included in the Company’s Consolidated Statement of Operations, have been adjusted to give effect to the stock split. Likewise, the amount of shares authorized, issued, and outstanding disclosed in the Company’s Consolidated Balance sheets have also been adjusted.

In December of 2013 the Company issued 9,750,000 shares of common stock as well as 58,322 unrestricted shares to its directors in connection with its initial public offering ("IPO") and began trading on the New York Stock Exchange under the ticker symbol "FGL." FGL also granted the underwriters an option to purchase an additional 1,462,500 shares of common stock that was subsequently exercised. Subsequent to the offering HGI held 47,000,000 shares of FGL's outstanding common stock, representing an 80.7% interest.

On December 18, 2013, the Company received net proceeds from the IPO of $172,996. A portion of the proceeds were used to pay a special dividend of $42,993 to HGI.

(10) Stock Compensation

In conjunction with the IPO, on November 7, 2013, FGL’s Board of Directors adopted a long term stock-based incentive plan (the “FGL 2013 Stock Incentive Plan” or the “Omnibus Plan”) under which certain officers, employees, directors and consultants are eligible to receive equity based awards. The Omnibus Plan was approved by the stockholder on November 19, 2013, became effective on December 12, 2013 and expires in December 2023. FGL’s Compensation Committee approved the granting of awards under the Omnibus Plan to certain employees, officers and directors (other than the members of the Compensation Committee). In addition, FGL’s Board of Directors approved the granting of awards to members of FGL’s Compensation Committee (the “Compensation Committee Awards”). The Compensation Committee Awards were not made under the Omnibus Plan; however, these awards will be construed and administered as if subject to the terms of the Omnibus Plan. FGL’s Board of Directors and stockholder also approved the granting of unrestricted common shares to its directors in lieu of cash compensation at the election of each individual director (the “Unrestricted Share Awards”). The Omnibus Plan, Compensation Committee Awards and the Unrestricted Share Awards are collectively referred to as the “FGL Plans” and are accounted for as equity plans. Prior to the initial public offering, FGL did not offer stock-based compensation plans to any of its directors, employees or the directors or employees of its subsidiaries.

FGL’s principal subsidiary, FGLH, sponsors stock-based incentive plans and dividend equivalent plans (“DEPs”) for its employees (the “FGLH Plans”). Awards under the FGLH Plans are based on the common stock of FGLH. In 2013, FGLH determined that all equity awards will be settled in cash when exercised and therefore are classified as liability plans.

The Company recognized total stock compensation expense related to the FGL Plans and FGLH Plans as follows:

	Three months ended
	December 31, 2013	December 31, 2012
FGL Plans
Stock options	$11	$—
Restricted shares	32	—
Performance restricted stock units	148	—
Unrestricted shares	991	—
	1,182	—
FGLH Plans
Stock Incentive Plan - stock options	2,765	690
2011 DEP	261	207
Amended and Restated Stock Incentive Plan - stock options	2,290	—
Amended and Restated Stock Incentive Plan - restricted stock units	719	—
2012 DEP	113	—
Total stock compensation expense	7,330	897
Related tax benefit	2,566	314
Net stock compensation expense	$4,764	$583

The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the Condensed Consolidated Statements of Operations.

Total compensation expense related to the FGL Plans and FGLH Plans not yet recognized as of December 31, 2013 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Plans
Stock options	$620	3
Restricted shares	1,793	3
Performance restricted stock units	7,824	2.8
Unrestricted shares	—	N/A
	10,237
FGLH Plans
Stock Incentive Plan	1,960	0.7
2011 DEP	277	0.2
Amended and Restated Stock Incentive Plan - stock options	2,784	1.8
Amended and Restated Stock Incentive Plan - restricted stock units	2,091	2
2012 DEP	1,082	2.2
	8,194	0
Total unrecognized stock compensation expense	$18,431	2.3

FGL Plans

On December 12, 2013, FGL granted 181 thousand stock options to certain officers and directors under the Omnibus Plan and 10 thousand stock options to Compensation Committee members. These stock options vest in equal installments over a period of three years and expire on the seventh anniversary of the grant date. The total fair value of the option grants on the grant date was $631.

A summary of FGL’s outstanding stock options as of December 31, 2013, and related activity during the three month period, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2013	—	$—	$—
Granted	191	17.00	3.30
Forfeited or expired	—	—	—
Stock options outstanding at December 31, 2013	191	17.00	3.30
Exercisable at December 31, 2013	—	—	—
Vested or expected to vest at December 31, 2013	191	17.00	3.30
The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model and based on the value of FGL's common stock:

2013
Risk-free interest rate	1.4%
Assumed dividend yield	1.5%
Expected option term	4.5 years
Volatility	25%

On December 12, 2013, FGL also granted 96 thousand restricted shares to certain officers and directors under the Omnibus Plan and 11 thousand restricted shares to Compensation Committee members. These shares vest in equal installments over a period of three years and expire on the seventh anniversary of the grant date. The total fair value of the restricted shares granted on their grant dates was $1,824.
A summary of FGL’s restricted shares outstanding as of December 31, 2013, and related activity during the three months then ended, are as follows (share amount in thousands):

Restricted Stock Awards	Shares	Average Grant Date Fair Value
Restricted shares outstanding at September 30, 2013	—	$—
Granted	107	17.00
Forfeited or expired	—	—
Restricted shares outstanding at December 31, 2013	107	17.00
Exercisable at December 31, 2013	—	—
Vested or expected to vest at December 31, 2013	107	17.00

On December 12, 2013, FGL also granted 469 thousand performance restricted stock units (“PRSUs”) to senior executive officers under the Omnibus Plan. These units vest on September 30, 2016, contingent on the satisfaction of performance criteria and on the officer's continued employment unless, otherwise noted in the agreement. The total fair value of the PRSUs on the grant date was $7,973.
PRSUs subject to vesting are adjusted based on yearly performance, which is evaluated on two non-US GAAP measures: (1) adjusted operating income, and (2) return on equity.

A summary of PRSUs outstanding as of December 31, 2013, and related activity during the three months then ended, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Average grant date fair value
PRSUs outstanding at September 30, 2013	—	$—
Granted	469	17.00
Forfeited or expired	—	—
PRSUs outstanding at December 31, 2013	469	17.00
Exercisable at December 31, 2013	—	—
Vested or expected to vest at December 31, 2013	469	17.00

Additionally, on December 12, 2013, FGL granted unrestricted shares totaling 58 thousand to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $991.
FGLH Plans

A summary of FGLH's outstanding stock options as of December 31, 2013 and changes during the three months then ended are as follows (share amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price (a)
Stock options outstanding at September 30, 2013	335	$44.23
Granted	—	—
Exercised	(28)	41.79
Forfeited or expired	(1)	45.55
Stock options outstanding at December 31, 2013	306	44.44
Exercisable at December 31, 2013	129	42.56
Vested or expected to vest at December 31, 2013	296	44.40

(a)	The exercise price is based on the value of FGLH’s common stock, not the value of the Company’s common stock. The fair value of FGLH stock at December 31, 2013 is $83.67.
A summary of FGLH's restricted stock units outstanding as of December 31, 2013 and related activity during the three months then ended is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Average Grant Date Fair Value (a)
Restricted shares outstanding at September 30, 2013	46	$49.60
Granted	—	—
Exercised	(15)	49.45
Forfeited or expired	—	—
Restricted shares outstanding at December 31, 2013	31	49.68
Exercisable at December 31, 2013	—	—
Restricted stock vested or expected to vest at December 31, 2013	28	49.58

(a)	Fair value is based on the value of FGLH’s common stock, not the value of the Company’s common stock.

(11) Income Taxes

The provision for income taxes represents federal income taxes. The effective tax rate for the three month period ended December 31, 2013 was 34.0%. The effective tax rate for the three month period ended December 31, 2012 was 32.7%. The effective tax rate (“ETR”) on pre-tax income differs from the U.S Federal statutory rate primarily due to current period changes to the Company’s valuation allowance offsetting its deferred tax asset position.
The Company’s tax provision changes quarterly based on recurring and non-recurring factors, including but not limited to, enacted tax legislation, tax audit settlements and changes in judgment from the evaluation of new information resulting in the recognition or de-recognition and/or re-measurement of a tax position taken in a prior period. Changes in judgment related to a tax position are generally recognized in the quarter in which any such change occurs.

(12) Commitments and Contingencies
Contingencies
Regulatory and Litigation Matters
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2013, FGL has accrued $4,763 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4,591.
The Company has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the "Death Master File") and compliance with state claims practices regulation. To date, the Company has received inquiries from authorities in Maryland, Minnesota and New York. The New York Insurance Department issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities, and retained asset accounts. Legislation requiring insurance companies to use the Death Master File to identify potential claims has recently been enacted in Maryland and other states. As a result of these legislative and regulatory developments, in May 2012, the Company undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. During fiscal 2012, the Company incurred an $11,000 benefit expense, net of reinsurance, to increase reserves to cover potential benefits payable resulting from this ongoing effort. Based on its analysis to date, and management’s estimate, the Company believes the remaining accrual will cover the reasonably estimated liability arising out of these developments. In addition, the Company has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states.  The Company has established a contingency of $2,000, the mid-point of an estimated range of $1,000 to $3,000, related to the external legal costs and administrative costs of said audits and examinations. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.
The Company is involved in various pending or threatened legal proceedings, including purported class actions, arising in the ordinary course of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. In the opinion of management and in light of existing insurance and other potential indemnification, reinsurance and established reserves, such litigation is not expected to have a material adverse effect on the Company’s financial position, although it is possible that the results of operations and cash flows could be materially affected by an unfavorable outcome in any one period.
Guarantees
The First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”) between HFG and OM Group (UK) Limited ("OMGUK") includes a Guarantee and Pledge Agreement which creates certain obligations for FGLH as a grantor and also grants a security interest to OMGUK of FGLH’s equity interest in FGL Insurance in the event that HFG fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. The Company is not aware of any events or transactions that resulted in non-compliance with the Guarantee and Pledge Agreement.

(13) Reinsurance
The Company reinsures portions of its policy risks with other insurance companies. The use of reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding the Company's retention limit is reinsured with other insurers. The Company seeks reinsurance coverage in order to limit its exposure to mortality losses and enhance capital management. The Company follows reinsurance accounting when there is adequate risk transfer. Otherwise, the deposit method of accounting is followed. The Company also assumes policy risks from other insurance companies.
The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the three months ended December 31, 2013 and December 31, 2012 were as follows:

	Three months ended
	December 31, 2013		December 31, 2012
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$67,753	$296,480	$72,448	$139,560
Assumed	9,271	6,086	12,097	6,559
Ceded	(63,319)	(85,710)	(70,749)	(62,475)
Net	$13,705	$216,856	$13,796	$83,644

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three months ended December 31, 2013 and December 31, 2012, the Company did not write off any reinsurance balances. During the three months ended December 31, 2013 and December 31, 2012, the Company did not commute any ceded reinsurance.

No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.

(14) Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of HGI and also shares office space with HGI. The Company recorded approximately $0 and $7 as contributed capital for such services for the three months ended December 31, 2013 and 2012, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.
FSRCI

Effective December 31, 2012, FGL Insurance entered into a reinsurance treaty with FSRCI, an indirectly wholly-owned subsidiary of HGI, FGL’s parent, whereby FGL ceded 10% of its June 30, 2012 in-force annuity block business not already reinsured on a funds withheld basis. Under the terms of the agreement, FSRCI paid FGL Insurance an initial ceding allowance of $15,000. A study prepared by an independent third party actuarial firm determined that the initial ceding allowance of $15,000 is a fair and reasonable valuation. The coinsurance agreement was on a funds withheld basis, meaning that funds were withheld by FSRCI from the coinsurance premium owed to Front Street Re Ltd. ("Front Street"), a Bermuda-based reinsurer, as collateral for FSRCI’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of FGL Insurance.

At December 31, 2013 and September 30, 2013, the Company's reinsurance recoverable included $1,334,724 and $1,364,965, respectively, related to FSRCI and funds withheld for reinsurance liabilities included $1,341,497 and $1,368,322, respectively, related to FSRCI.

Below are the ceded operating results to FSRCI’s for the three months ended December 31, 2013:

Revenues:	Three months ended December 31, 2013
Premiums	$232
Net investment income	15,154
Net investment gains	7,848
Insurance and investment product fees	1,310
Total Revenues	24,544

Benefits and expenses:
Benefits and other changes in policy reserves	(18,605)
Acquisition & operating expenses, net of deferrals	(2,559)
Amortization of intangibles	—
Total benefits and expenses	(21,164)

Operating income	$3,380

 Salus

FGL Insurance participates in loans to third parties originated by Salus, an affiliated company indirectly owned by HGI that provides asset-based financing. In addition to the participation in loans originated by Salus Capital Partners, LLC ("Salus"), FGLH also agreed to provide Salus with financing in the form of a revolving loan.

The Company’s consolidated related party investments as of December 31, 2013 and September 30,2013, and related net investment income for the three months ended December 31, 2013 and 2012 summarized as follows:

		December 31, 2013
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus collateralized loan obligation (“CLO”)	Fixed Maturities, available for sale	$241,019	$635	$241,654
Salus 2013 participations	Other Invested Assets	199,636	1,517	201,153
HGI energy loan	Related Party Loans, including accrued investment income	70,000	—	70,000
Salus 2012 participations	Related Party Loans, including accrued investment income	5,944	83	6,027
Salus promissory note	Related Party Loans, including accrued investment income	20,000	368	20,368
Salus revolver	Related Party Loans, including accrued investment income	—	46	46

		September 30, 2013
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus collateralized loan obligation (“CLO”)	Fixed Maturities, available for sale	$241,482	$427	$241,909
Salus 2013 participations	Other Invested Assets	157,000	1,517	158,517
HGI energy loan	Related Party Loans, including accrued investment income	70,000	1,575	71,575
Salus 2012 participations	Related Party Loans, including accrued investment income	27,287	124	27,411
Salus promissory note	Related Party Loans, including accrued investment income	20,000	12	20,012
Salus revolver	Related Party Loans, including accrued investment income	—	46	46

		Three months ended December 31,
		2013	2012
Type	Investment Income Classification	Net investment income	Net investment income
Salus collateralized loan obligation (“CLO”)	Fixed Maturities	$2,829	$—
Salus 2013 participations	Other Invested Assets	4,367	—
HGI energy loan	Related Party Loans	1,575	—
Salus 2012 participations	Related Party Loans	261	1,803
Salus promissory note	Related Party Loans	353	353
Salus revolver	Related Party Loans	139	27

The Company’s pre-closing and closing obligations under the F&G Stock Purchase Agreement, including payment of the purchase price, were guaranteed by the Master Fund. Pursuant to the Transfer Agreement, HGI entered into a Guaranty Indemnity Agreement (the “Guaranty Indemnity”) with the Master Fund, pursuant to which HGI agreed to indemnify the Master Fund for any losses incurred by it or its representatives in connection with the Master Fund’s guaranty of the Company’s pre-closing and closing obligations under the F&G Stock Purchase Agreement.

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted EPS (share amounts in thousands):

	Three months ended December 31,
	2013	2012
Net income attributable to common shares - basic and diluted	$42,694	$110,605

Weighted-average common shares outstanding - basic	49,142	47,000
Dilutive effect of unvested restricted stock and unvested performance restricted stock	119	—
Dilutive effect of stock options	3	—
Weighted-average shares outstanding - diluted	49,264	47,000

Net income per common share:
Basic	$0.87	$2.35
Diluted	$0.87	$2.35
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL shares of common stock outstanding, excluding unvested restricted stock.

(16) Insurance Subsidiary Financial Information and Regulatory Matters

The Company’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from US GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with US GAAP are that statutory financial statements do not reflect DAC and VOBA, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the US GAAP basis financial statements for comparable items
On November 1, 2013, Fidelity and Guaranty Life Insurance Company ("FGL Insurance") re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $11,517 decrease to statutory capital and surplus. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $805,818 (unaudited) to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which will have the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice will have no impact on the Company’s consolidated financial statements which are prepared in accordance with US GAAP.
As of December 31, 2013 Fidelity and Guaranty Life Insurance Company of New York ("FGL NY Insurance")does not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices. However, FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received. Raven Re is also permitted to follow Iowa prescribed practice statutory accounting for its reserves on reinsurance assumed from FGL Insurance. Without such permitted statutory accounting Raven Re’s statutory capital and surplus would be negative and its risk-based capital would fall below the minimum regulatory requirements.

On October 7, 2013 the New York State Department of Financial Services (“NYDFS”) announced an agreement with Philip A. Falcone, the Chairman and Chief Executive Officer of HGI (FGL’s ultimate parent company), HGI, FGL and FGL NY Insurance that Mr. Falcone will not exercise control, within the meaning of New York insurance law, over FGL NY Insurance or any other New York-licensed insurer for seven years (the “NYDFS commitment”). Under the NYDFS commitment agreement, FGL agreed to maintain FGL NY Insurance’s risk based capital ("RBC") level at no less than 225% company action level RBC ratio, and established a trust account funded with $18,500 of cash or eligible securities to support that agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Management's discussion and analysis reviews our consolidated financial position at December 31, 2013 (unaudited) and September 30, 2013, and the unaudited consolidated results of operations for the three month ended December 31, 2013 and 2012 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of FGL, which was included with our audited consolidated financial statements filed on Form 424B4 for the year ended September 30, 2013 included within the Prospectus dated December 12, 2013. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in "Part II — Other Information" of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the U.S. Securities & Exchange Commission's (the "SEC"), including our Registration Statement on Form S-1, as amended (File No. 333-190880), which can be found at the SEC's website www.sec.gov. In this Quarterly Report on Form 10-Q we refer to the three months ended December 31, 2013 as the "Fiscal 2014 Quarter," and the three month ended December 31, 2012 as the "Fiscal 2013 Quarter."
Overview
We provide our principal life and annuity products through our insurance subsidiaries- Fidelity and Guaranty Life Insurance Company ("FGL Insurance") and Fidelity and Guaranty Life Insurance Company of New York ("FGL NY Insurance"). Our customers range across a variety of age groups and are concentrated in the middle-income market. Our fixed indexed annuities provide for pre-retirement wealth accumulation and post-retirement income management. Our life insurance provides wealth protection and transfer opportunities through indexed universal life products. Life and annuity products are primarily distributed through independent insurance marketing organizations ("IMOs") and independent insurance agents.
Since FGLH's acquisition by HFG on April 6, 2011 (the "FGLH Acquisition"), we have made several significant changes to our business. We have ceded the majority of our life insurance business, with the exception of traditional life products that contain return of premium riders, to Wilton Re to transfer the risk of the lifetime guarantee on a large portion of the universal life insurance line of business; we reduced the number of product offerings to concentrate on capital efficient products and to this end have launched several new FIA products; we began managing a significant portion of our investment portfolio internally; and we repositioned our investment portfolio by shortening the overall duration, all of which are described in more detail below. These changes have positively impacted our recent net income and profitability.
In setting the features and pricing of new FIA sales relative to our targeted net margin, we take into account our expectations regarding (1) net investment spread, which is the difference between the income we earn from investing the FIA premiums and the sum of the interest credited to policyholders and the cost of hedging our risk on the policies; (2) fees, including surrender charges and rider fees, partly offset by vesting bonuses that we pay our policyholders; and (3) a number of related expenses, including benefits and reserves, acquisition costs, and general and administrative expenses.
Trends and Uncertainties
The following factors represent some of the key trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and financial performance in the future.
Market Conditions
Market volatility has affected and may continue to affect our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. In the long-term, however, we believe that the 2008 through 2010 financial crisis and resultant lingering financial uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. We believe current market conditions may ultimately enhance the attractiveness of our product portfolio. We continue to monitor the behavior of our customers, as evidenced by mortality rates, morbidity rates, annuitization rates and lapse rates, which adjust in response to changes in market conditions in order to ensure that our products and services remain attractive and profitable.
Interest Rate Environment
Certain of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of December 31, 2013, the US GAAP reserves and average crediting rate on our fixed rate annuities were $2.7 billion and 3.5%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would positively impact earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures about Market Risk” for a more detailed discussion of interest rate risk.
Aging of the U.S. Population
We believe that the aging of the U.S. population will affect the demand for our products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth and income products will grow. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
Industry Factors and Trends Affecting Our Results of Operations
Demographics and macroeconomic factors are increasing the demand for our FIA and IUL products, for which demand is large and growing: over 10,000 people will turn 65 each day in the United States over the next 15 years. According to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 14.8% in 2015 to 20.3% in 2030.
Due to turbulence in the stock market in 2007 and 2008, many middle-income Americans have grown to appreciate the security these indexed products afford. As a result, the IUL market expanded from $100 million of annual premiums in 2002 to over $1.3 billion of annual premiums in 2012. Similarly, the FIA market grew from nearly $12 billion of sales in 2002 to $34 billion of sales in 2012.

Competition
Our insurance subsidiaries operate in highly competitive markets. We face a variety of large and small industry participants. These companies compete for the growing pool of retirement assets driven by a number of exogenous factors, such as the continued aging of the U.S. population and the reduction in financial safety nets provided by governments and corporations. In many segments, product differentiation is difficult as product development and life cycles have shortened.
Our own sales of annuities and IULs by quarter were as follows:

	Annuity Sales		IUL Sales
(in millions)	Fiscal 2013	Fiscal 2014	Fiscal 2013	Fiscal 2014
Q1	$247.3	$540.6	$5.5	$5.0

Key Components of Our Historical Results of Operations
Under US GAAP, premium collections for fixed indexed and fixed rate annuities and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the cost of providing index credits to the policyholder), amortization of DAC and VOBA, other operating costs and expenses, and income taxes.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, known as the net investment spread. With respect to FIAs, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for index credits earned on annuity contractholder fund balances.
Our profitability depends in large part upon the amount of assets under management (“AUM”), the net investment spreads earned on our average assets under management ("AAUM"), our ability to manage our operating expenses and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders). As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing net investment spreads involves the ability to manage our investment portfolios to maximize returns and minimize risks on our AUM such as interest rate changes and defaults or impairment of investments, and our ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIAs or IULs. We analyze returns on AAUM pre- and post-DAC and VOBA as well as pre- and post-tax to measure our profitability in terms of growth and improved earnings.
Pretax Adjusted Operating Income ("Pretax AOI") and Return on AAUM
Pretax AOI is a non-U.S. GAAP economic measure we use to evaluate financial performance each period for the periods subsequent to the FGLH Acquisition. Pretax AOI is calculated by adjusting income before income taxes to eliminate (i) interest expense and other, (ii)  the impact of net investment gains, excluding gains and losses on derivatives and including net of OTTI losses recognized in operations, (iii) the effect of changes in the rates used to discount the FIA embedded derivative liability and (iv) the effects of transaction-related reinsurance, net of the corresponding VOBA and DAC impact related to these adjustments. These items fluctuate from period-to-period in a manner inconsistent with our core operations. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations.

Return on AAUM is a non-U.S. GAAP measure calculated by dividing Pretax AOI by AAUM. AAUM is the sum of the AUM at the end of each month in the period divided by the number of months in the period.
Together with income before income taxes, we believe Pretax AOI and Return on AAUM provide meaningful financial metrics that helps investors understand our underlying results and profitability. Our Pretax AOI and Return on AAUM may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Pretax AOI and Return on AAUM in the same manner as we do.

Pretax AOI should not be used as a substitute for income before income taxes. However, we believe the adjustments made to operating income in order to derive Pretax AOI are significant to gaining an understanding of our overall results of operations. For example, we could have strong operating results in a given period, yet report income before income taxes that is materially less, if during such period the fair value of our derivative assets hedging the FIA index credit obligations decreased due to general equity market conditions but the embedded derivative liability related to the index credit obligation did not decrease in the same proportion as the derivative assets because of non-equity market factors such as interest rate movements. Similarly, we could also have poor operating results in a given period yet show operating income that is materially greater, if during such period the fair value of the derivative assets increases but the embedded derivative liability did not increase in the same proportion as the derivative assets. We hedge our FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility, the effects of which are generally likely to reverse over time. Our management and board of directors review Pretax AOI, Return on AAUM and income before income taxes as part of their examination of our overall financial results. However, these examples illustrate the significant impact derivative and embedded derivative movements can have on our income before income taxes. Accordingly, our management and board of directors perform an independent review and analysis of these items, as part of their review of our hedging results each period.

The adjustments to income before income taxes are net of DAC and VOBA amortization. Amounts attributable to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits for FIAs, changes in the interest rates used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates. The impact of the change in risk-free interest rates has been removed from operating income. Additionally, in evaluating our operating results, the effects of acquisition-related reinsurance transactions have been removed from operating income.

In addition, we regularly monitor and report the production volume metric titled “Sales”. Sales are not derived from any specific US GAAP income statement accounts or line items and should not be view as a substitute for any financial measure determined in accordance with US GAAP. Management believes that presentation of sales as measured for management purposes enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition.

The following tables set forth the consolidated results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2014	2013	Increase / (Decrease)
Revenues:
Premiums	$13.7	$13.8	$(0.1)
Net investment income	183.4	170.3	13.1
Net investment gains	123.4	146.5	(23.1)
Insurance and investment product fees and other	15.6	13.7	1.9
Total revenues	336.1	344.3	(8.2)
Benefits and other changes in policy reserves	216.9	83.6	133.3
Acquisition and operating expenses, net of deferrals	26.0	27.0	(1.0)
Amortization of intangibles	22.9	69.5	(46.6)
Total benefits and expenses	265.8	180.1	85.7
Operating Income	70.3	164.2	(93.9)
Interest expense	(5.6)	—	(5.6)
Gain on contingent purchase price reduction	—	—	—
Other income	—	0.2	(0.2)
Income before income taxes	64.7	164.4	(99.7)
Income tax expense	(22.0)	(53.8)	31.8
Net income	$42.7	$110.6	$(67.9)
Net income for the Fiscal 2014 Quarter was $42.7 million, a decrease of $67.9 million, from $110.6 million for the Fiscal 2013 Quarter. Income before taxes for the Fiscal 2014 Quarter was $64.7 million, a decrease of $99.7 million, from $164.4 million for the Fiscal 2013 Quarter. The decrease in pre-tax income was primarily due to a decrease in trading gains on our available-for-sale (“AFS”) portfolio, partially offset by an increase in net investment income quarter over quarter. Realized investment gains on AFS securities decreased $115.9 million period over period, net of related DAC and VOBA amortization, due to less trading activity in the Fiscal 2014 Quarter compared to the Fiscal 2013 Quarter. During the Fiscal 2013 Quarter the Company's capitalized on the low interest rate environment by making portfolio re-positioning trades in connection with a tax strategy that was implemented in September 2012. This decrease was partially offset by a $13.1 million increase in investment income due the aforementioned portfolio re-positioning trades which resulted in lower excess cash and short-term investments and a corresponding increase in earned yield quarter over quarter. This net decrease in pre-tax income also resulted in a decrease in income taxes for the quarter.

Annuity sales during the Fiscal 2014 Quarter and the Fiscal 2013 Quarter were $540.6 million and $247.3 million, respectively, including $300.7 million and $243.1 million, respectively, of FIA sales. The increase in sales quarter over quarter is primarily due to higher than expected sales for the multi-year guarantee annuity ("MYGA") program as the Company tested the MYGA market during Fiscal 2014 Quarter. FIAs have become the dominant product within the fixed annuity market. Industry growth is expected to continue as individuals nearing retirement increasingly seek the safety and guaranteed income benefits of FIAs.

Revenues
Premiums. For the Fiscal 2014 Quarter, premiums decreased $0.1 million, or 0.7%, to $13.7 million from $13.8 million for the Fiscal 2013 Quarter. Premiums primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. The remaining traditional life business is primarily related to traditional life contracts that contain return of premium riders, which have not been reinsured to third party reinsurers. We expect these revenues to slowly decrease over time as this business continues to run off.

Net investment income. For the Fiscal 2014 Quarter, net investment income increased $13.1 million, or 7.7%, to $183.4 million from $170.3 million for the Fiscal 2013 Quarter. During the Fiscal 2013 Quarter investment income was impacted by our decision to be defensive with our investment portfolio, given the interest rate environment at the time, and reduce the credit and interest rate risk exposures in the portfolio, as well as shorten the duration of the portfolio relative to our liabilities. In addition, we sold certain investments that utilized pre-acquisition tax benefits (carryforwards) which resulted in tax free capital gains. These strategies resulted in significant sales of investments during the Fiscal 2013 Quarter. The proceeds from the investment sales, including the tax free gains, were primarily held in cash, cash equivalents and treasury notes, which temporarily lowered investment income until the proceeds were reinvested. We began reinvesting the sales proceeds in September 2013 and saw a substantial increase in earned yield during the Fiscal 2014 Quarter. We continued our reinvestment strategy during the Fiscal 2014 Quarter resulting in a decrease in cash and short-term investments of $1,302.4 million from December 31, 2012 to December 31, 2013 and a corresponding increase in earned yield and net investment income during the Fiscal 2014 Quarter.

The Company’s cash and short-term investments position is summarized as follows:

	Fiscal Quarter
(in $ millions)	2014	2013
Q1	$1,262.0	$2,564.4
AAUM (on an amortized cost basis) was $15.6 billion and $16.3 billion and the average yield earned on AAUM was 4.8% and 4.3% (annualized) for the Fiscal 2014 Quarter and the Fiscal 2013 Quarter, respectively, compared to interest credited and option costs of 3.2% and 3.2% (annualized) for each period, respectively.

Our net investment spread for the period is summarized as follows (annualized):

	Fiscal Quarter
	2014	2013
Average yield on invested assets	4.8%	4.3%
Less: Interest credited and option cost	3.2%	3.2%
Net investment spread	1.6%	1.1%
The net investment spread for the Fiscal 2014 Quarter is 0.5% higher than for the Fiscal 2013 Quarter due to the re-investment strategy discussed above, which resulted in a decrease in cash and short-term investments and an increase in average yield earned and net investment income.

Net investment gains . For the Fiscal 2014 Quarter, we had net investment gains of $123.4 million compared to net investment gains of $146.5 million for the Fiscal 2013 Quarter. The period over period decrease of $23.1 million is primarily due to $12.0 million of net investment gains on fixed maturity and equity available-for-sale securities in the Fiscal 2014 Quarter, compared to net investment gains of $172.0 million for the Fiscal 2013 Quarter. The $160.0 million decrease period over period is primarily due to our portfolio repositioning trading activity during the Fiscal 2013 Quarter as described above.

Partially offsetting the decrease in gains on fixed maturity and equity available-for-sale securities quarter over quarter, was an increase in net realized and unrealized gains on futures contracts and call options of $141.5 million primarily resulting from the performance of the indices upon which the call options and futures contracts are based. We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 index with the remainder based upon other equity and bond market indices. The S&P 500 index increased 10% and decreased 1% during the Fiscal 2014 Quarter and the Fiscal 2013 Quarter, respectively (the percentages noted are a fiscal quarter over quarter comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date). Accordingly, we experienced net unrealized gains on equity options of $55.8 million during the Fiscal 2014 Quarter compared to net unrealized losses of $(43.8) million in the Fiscal 2013 Quarter, an increase of $99.6 million quarter over quarter.

The components of the realized and unrealized gains on derivative instruments are as follows (in millions):

	Fiscal Quarter		Increase / (Decrease)
	2014	2013	2014 compared to 2013
Call options:
Gain (loss) on option expiration	$47	$22.9	$24.1
Change in unrealized gain (loss)	55.8	(43.8)	99.6
Futures contracts:
Gain (loss) on futures contracts expiration	13.1	(7.2)	20.3
Change in unrealized gain (loss)	—	2.5	(2.5)
	$115.9	$(25.6)	$141.5
The average index credits to policyholders were as follows:

	Fiscal Quarter
	2014	2013
S&P 500 Index:
Point-to-point strategy	5.2%	4.9%
Monthly average strategy	5.4%	5.0%
Monthly point-to-point strategy	8.4%	2.9%
3 Year high water mark	18.8%	18.7%

For the Fiscal 2014 Quarter, the average credit to contractholders from index credits during the period was 6.6% compared to 4.4% for the Fiscal 2013 Quarter. The credits for the Fiscal 2014 Quarter were based on comparing the S&P 500 Index on each issue date in the Fiscal 2014 Quarter to the same issue date in the Fiscal 2013 Quarter. The volatility at different points in these periods created lower overall monthly point-to-point credits in the Fiscal 2013 Quarter compared to the S&P 500 Index growth for issue dates in the Fiscal 2014 Quarter.
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow the Company to manage the cost of the options purchased to fund the annual index credits.
Insurance and investment product fees and other. Insurance and investment product fees and other consists primarily of the cost of insurance, policy rider fees and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). These revenues increased $1.9 million, or 13.9% to $15.6 million, for the Fiscal 2014 Quarter from $13.7 million for Fiscal 2013 Quarter. These increases are primarily due to the growth in sales of our IUL and FIA products and the associated product fees associated with them over the past year.
Benefits and expenses
Benefits and other changes in policy reserves. For the Fiscal 2014 Quarter, benefits and other changes in policy reserves increased $133.3 million, or 159.4%, to $216.9 million, from $83.6 million for the Fiscal 2013 Quarter principally due to the FIA market value liability which increased $74.5 million during the Fiscal 2014 Quarter compared to a $68.1 million decrease during the Fiscal 2013 Quarter. The FIA market value liability is directly correlated with the change in market value of the derivative assets hedging our FIA policies. Accordingly, the period over period increase of $142.6 million was primarily due to the equity market movements during these respective quarters (see the net investment gain discussion above for details on the change in market value of our derivative assets quarter over quarter).
Partially offsetting this increase was the FIA present value of future credits and guarantee liability change, which decreased $47.7 million during the Fiscal 2014 Quarter compared to an $18.6 million decrease during the Fiscal 2013 Quarter. The period over period decrease of $29.1 million was primarily driven by the increase in risk free rates quarter over quarter, which reduced reserves by $34.3 million and $12.2 million during the Fiscal 2014 Quarter and the Fiscal 2013 Quarter, respectively.

Below is a summary of the major components included in Benefits and other changes in policy reserves for the Fiscal 2014 and 2013 Quarters:

	Fiscal Quarter		Increase / (Decrease)
	2014	2013	2014 compared to 2013
FIA market value option liability	$74.5	$(68.1)	$142.6
FIA present value future credits & guarantee liability change	(47.7)	(18.6)	(29.1)
Index credits, interest credited & bonuses	149.3	133.2	16.1
Annuity Payments	52.6	59.9	(7.3)
Other policy benefits and reserve movements	(11.8)	(22.8)	11.0
Total benefits and other changes in policy reserves	$216.9	$83.6	$133.3

Acquisition, operating and general expenses, net of deferrals. Acquisition, and operating expenses, net of deferrals, decreased $1.0 million, or 3.7%, to $26.0 million for the Fiscal 2014 Quarter, from $27.0 million for the Fiscal 2013 Quarter, principally due to a decrease in general operating expenses resulting from a Company-wide initiative to reduce excess discretionary operating expenses.
Amortization of intangibles. For the Fiscal 2014 Quarter, amortization of intangibles decreased $46.6 million, or 67.1%, to $22.9 million from $69.5 million for the Fiscal 2013 Quarter. Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Accordingly, the decrease in amortization quarter over quarter was primarily driven by a decrease in the current gross margins caused by the change in realized gains discussed above.
Other items affecting net income
Interest expense. Interest expense for the Fiscal 2014 Quarter was $5.6 million, compared to interest expense of $0.0 million during the Fiscal 2013 Quarter. The increase in interest expense in the Fiscal 2014 Quarter is due to interest incurred on the $300.0 million of outstanding 6.375% senior notes (the "Senior Notes") issued by FGLH in March 2013. The outstanding Senior Notes pay interest semi-annually at a coupon rate of 6.375%.
Income tax expense (benefit). Income tax expense for the Fiscal 2014 Quarter was $22.0 million, net of a valuation allowance release of $0.6 million, compared to an income tax expense of $53.8 million for the Fiscal 2013 Quarter, net of a valuation allowance release of $0.8 million. The decrease in income tax expense of $31.8 million quarter over quarter is primarily due to a decrease in pre-tax income of $99.7 million.
In assessing the recoverability of its deferred tax assets, management regularly considers the guidance outlined within ASC 740 (“Income Taxes”). The guidance requires an assessment of both positive and negative evidence in determining the realizability of deferred tax assets. A valuation allowance is required to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized. In determining the net deferred tax asset and valuation allowance, management is required to make judgments and estimates related to projections of future profitability. These judgments include the following: the timing and extent of the utilization of net operating loss carry-forwards, the reversals of temporary differences, and tax planning strategies. The Company has recorded a partial valuation allowance of $158.0 million against its gross deferred tax assets of $383.9 million as of December 31, 2013.
The Company maintains a valuation allowance against certain U.S. Internal Revenue Code, Section 382 ("Section 382") limited capital loss carry forwards and the deferred tax assets of its non-life insurance company subsidiaries. A valuation allowance has been placed against Section 382 limited capital loss carry forwards to reduce these deferred tax assets to an amount that is more-likely than not to be realized before the attributes expire. The non-life insurance company subsidiaries have a history of losses and insufficient sources of future income in order to recognize any portion of their deferred tax assets.
The valuation allowance is reviewed quarterly and will be maintained until there is sufficient positive evidence to support a release. At each reporting date, management considers new evidence, both positive and negative, that could impact the future realization of deferred tax assets. Management will consider a release of the valuation allowance once there is sufficient positive evidence that it is more likely than not that the deferred tax assets will be realized. Any release of the valuation allowance will be recorded as a tax benefit increasing net income or other comprehensive income. The valuation allowance was decreased by $0.6 million for the three months-ended December 31, 2013. The adjustment is due to previously unrealizable capital loss carry forwards that can now be utilized during the current fiscal year, which was partially offset by a full valuation allowance placed against the current period income tax benefit of the non-life subsidiaries.
Pretax AOI
The table below shows the adjustments made to reconcile income before income taxes to our Pretax AOI and Return on AAUM:

	Fiscal Quarter
Reconciliation to income before income taxes:	2014	2013
Income before taxes	$64.7	$164.4
Interest expense and other	5.6	(0.2)
Operating income (loss)	70.3	164.2
Effect of investment (gains) losses, net of offsets	(9.8)	(125.7)
Effect of change in FIA embedded derivative discount rate, net of offsets	(20.4)	(6.6)
Effects of transaction-related reinsurance	4.0	—
Pretax AOI	$44.1	$31.9

AAUM	$15,588.4	$16,349.3
Return on AAUM	0.3%	0.2%
For the Fiscal 2014 Quarter, Pretax AOI increased $12.2 million to $44.1 million, from $31.9 million for the Fiscal 2013 Quarter. The increase is primarily due to higher fee income and an increase in net investment spread during the Fiscal 2014 Quarter as discussed above.
AAUM was $15.6 billion and the Return on AAUM was 0.3% for the Fiscal 2014 Quarter. AAUM was $16.3 billion and the Return on AAUM was 0.2% for the Fiscal 2013 Quarter.

Investment Portfolio
The types of assets in which we may invest is influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, we invest in assets giving consideration to three primary investment objectives: (i) maintain robust absolute returns; (ii) provide reliable yield and investment income; and (iii) preserve capital.
Our investment portfolio is designed to contribute stable earnings and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities.
As of December 31, 2013 and September 30, 2013, the fair value of our investment portfolio was approximately $17.2 billion and $16.2 billion, respectively, and was divided among the following asset classes:

(dollars in millions)	December 31, 2013		September 30, 2013
Asset Class	Fair Value	Percent	Fair Value	Percent
Corporates	$10,046.6	58.3%	$9,418.3	58.1%
ABS	1,842.8	10.7%	1,764.6	10.9%
Non-agency RMBS	1,652.0	9.6%	1,368.0	8.4%
Municipals	1,121.4	6.5%	1,007.0	6.2%
U.S. Government	711.0	4.1%	1,001.8	6.2%
Other (primarily derivatives, policy loans and CML)	611.2	3.6%	410.0	2.5%
Commercial mortgage-backed securities	444.6	2.6%	454.3	2.8%
Hybrids	418.1	2.4%	428.8	2.6%
Equities (a)	286.9	1.7%	271.1	1.7%
Agency RMBS	91.0	0.5%	98.6	0.6%
Total investments	$17,225.6	100.0%	$16,222.5	100.0%

(a) Includes investment grade non-redeemable preferred stocks ($242.6 million and $226.3 million, respectively) and Federal Home Loan Bank of Atlanta common stock ($44.3 million and $44.6 million, respectively).

Insurance statutes regulate the type of investments that our life insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and our business and investment strategy, we generally seek to invest in (i) corporate securities rated investment grade by established nationally recognized statistical rating organizations (each, an “NRSRO”), (ii) U.S. Government and government-sponsored agency securities, or (iii) securities of comparable investment quality, if not rated.
As of December 31, 2013 and September 30, 2013, our fixed maturity AFS securities portfolio was approximately $16.3 billion and $15.5 billion, respectively. The increase in B and below investments from September 30, 2013 to December 31, 2013 is primarily due to the acquisition of certain non-agency RMBS securities, which carry a NAIC 1 designation. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio:

(dollars in millions)	December 31, 2013		September 30, 2013
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,683.1	10.3%	$1,924.3	12.4%
AA	2,390.6	14.7%	2,423.1	15.6%
A	4,039.4	24.7%	3,791.3	24.4%
BBB	5,968.2	36.6%	5,508.6	35.4%
BB (a)	528.0	3.2%	468.2	3.0%
B and below (b)	1,718.2	10.5%	1,426.0	9.2%
Total	$16,327.5	100.0%	$15,541.5	100.0%

(a) Includes $36.6 million and $31.4 million at December 31, 2013 and September 30, 2013, respectively, of non-agency RMBS that carry a NAIC 1 designation.
(b) Includes $1,396.7 million and $1,096.3 million at December 31, 2013 and September 30, 2013, respectively, of non-agency RMBS that carry a NAIC 1 designation.
The NAIC’s Securities Valuation Office ("SVO") is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation or unit price. Typically, if a security has been rated by an NRSRO, the SVO utilizes that rating and assigns an NAIC designation based upon the following system:

NAIC Designation	NRSRO Equivalent Rating
1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC and lower
6	In or near default
The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for commercial mortgage-backed ("CMBS"). The NAIC’s objective with the revised designation methodologies for these structured securities was to increase accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alternative A-paper ("Alt-A"), RMBS, are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are given the highest designation of NAIC 1. A large percentage of our RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. This is primarily due to credit and change of intent impairments recorded by us which reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which may not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

The tables below present our fixed maturity securities by NAIC designation as of December 31, 2013 and September 30, 2013:

(dollars in millions)	December 31, 2013
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,614.5	$9,812.0	60.0%
2	5,743.0	5,761.4	35.3%
3	399.1	408.1	2.5%
4	270.5	271.5	1.7%
5	74.8	73.7	0.5%
6	0.9	0.9	—%
	$16,102.8	$16,327.7	100.0%
	September 30, 2013
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,342.0	$9,554.0	61.5%
2	5,362.2	5,379.3	34.6%
3	405.0	415.4	2.7%
4	132.7	133.0	0.9%
5	53.9	53.8	0.3%
6	5.9	6.0	—%
	$15,301.7	$15,541.5	100.0%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2013 and September 30, 2013, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2013		September 30, 2013
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$345.5	$348.1	$978.5	$982.4
Due after one year through five years	3,059.2	3,133.2	2,739.1	2,805.8
Due after five years through ten years	3,315.1	3,332.1	2,972.4	3,000.9
Due after ten years	5,444.4	5,448.3	5,007.5	5,037.5
Subtotal	$12,164.2	$12,261.7	$11,697.5	$11,826.6
Other securities which provide for periodic payments:
Asset-backed securities	$1,830.2	$1,842.8	$1,745.2	$1,764.6
Commercial-mortgage-backed securities	422.6	444.6	431.3	454.3
Structured hybrids	32.8	35.5	27.1	29.4
Agency residential mortgage-backed securities	88.9	91.0	96.5	98.6
Non-agency residential mortgage-backed securities	1,564.1	1,652.0	1,304.0	1,368.0
Total fixed maturity available-for-sale securities	$16,102.8	$16,327.6	$15,301.6	$15,541.5

Non-Agency RMBS Exposure
In late 2011 and 2012, following stabilization in the housing market, and a review of the loss severity methodology utilized by the NAIC, which took into account home price appreciation vectors, rather than NRSRO ratings criteria, we began to increase exposure to non-agency RMBS securities across the spectrum. These investment decisions were driven by rigorous analysis of the underlying collateral, as well as considerations of structural characteristics associated with these positions.
In all cases, we have been buyers of non-agency RMBS securities in the secondary market. We do not originate non-agency whole loans, regardless of underlying collateral.

Our investment in non-agency RMBS securities is predicated by the conservative and adequate cushion between purchase price and NAIC 1 rating, favorable capital characteristics, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market. We believe incremental purchases of non-agency RMBS securities bring our asset allocation back more in line with typical life insurance company’s structured exposure.
The fair value of our investments in subprime and Alt-A RMBS securities was $453.7 million and $520.0 million as of December 31, 2013, respectively, and $360.7 million and $394.9 million as of September 30, 2013, respectively. We continue to focus on NAIC 1 and 2 rated investments and have reduced our exposure to NAIC 4 or lower rated investments since September 30, 2013.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2013 and September 30, 2013:

	NAIC Designation		NRSRO		Vintage
As of December 31, 2013	1	96.8%	AAA	3.7%	2007	17.8%
	2	2.4%	AA	1.8%	2006	31.9%
	3	0.6%	A	7.7%	2005 and prior	50.3%
	4	0.2%	BBB	2.6%		100.0%
	5	—%	BB and below	84.2%
	6	—%		100.0%
		100.0%
As of September 30, 2013	1	92.5%	AAA	4.8%	2007	21.8%
	2	6.0%	AA	2.3%	2006	23.9%
	3	0.7%	A	8.7%	2005 and prior	54.3%
	4	0.5%	BBB	3.9%		100.0%
	5	0.3%	BB and below	80.3%
	6	—%		100.0%
		100.0%

ABS Exposure
As of December 31, 2013, our asset backed security ("ABS") exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 91.9% of all ABS holdings. These exposures, are generally senior tranches of collateralized loan obligations ("CLOs"), which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables and home equity-backed securities.
The following tables summarize our ABS exposure. The non-CLO exposure represents 8.1% of total ABS assets, or 0.9% of total invested assets. As of December 31, 2013, the CLO and non-CLO positions were trading at a net unrealized gain position of $10.8 million and $1.8 million, respectively.

The non-CLO exposure as of September 30, 2013 represented 11.1% of total ABS assets, or 1.2%, of total invested assets. As of September 30, 2013, the CLO and non-CLO positions were trading at a net unrealized gain position of $20.4 million and $(1.0) million, respectively.

(dollars in millions)	December 31, 2013		September 30, 2013
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$1,692.7	91.9%	$1,569.4	88.9%
ABS Car Loan	11.9	0.6%	11.7	0.7%
ABS Home Equity	8.8	0.5%	68.1	3.9%
ABS Other	121.5	6.6%	107.3	6.1%
ABS Utility	7.9	0.4%	8.0	0.5%
Total ABS	$1,842.8	100.0%	$1,764.5	100.0%

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2013 and September 30, 2013 were as follows:

	December 31, 2013
(in millions)	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	21	$345.1	$(6.2)	$338.9
United States Government sponsored agencies	14	11.6	(0.1)	11.5
United States municipalities, states and territories	87	691.3	(45.0)	646.3
Corporate securities:
Finance, insurance and real estate	180	1,941.0	(86.9)	1,854.1
Manufacturing, construction and mining	56	536.8	(31.8)	505.0
Utilities and related sectors	83	657.1	(23.4)	633.7
Wholesale/retail trade	45	362.3	(13.9)	348.4
Services, media and other	51	525.3	(33.2)	492.1
Hybrid securities	11	117.7	(3.2)	114.5
Non-agency RMBS	84	421.0	(11.3)	409.7
CMBS	16	38.5	(3.2)	35.3
ABS	76	632.6	(8.2)	624.4
Equity securities	19	152.4	(13.8)	138.6
	743	$6,432.7	$(280.2)	$6,152.5

	September 30, 2013
(in millions)	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	18	$758.8	$(3.9)	$754.9
United States Government sponsored agencies	17	10.1	(0.2)	9.9
United States municipalities, states and territories	71	518.5	(40.8)	477.7
Corporate securities:
Finance, insurance and real estate	170	1,867.8	(84.2)	1,783.6
Manufacturing, construction and mining	48	537.1	(36.0)	501.1
Utilities and related sectors	73	546.8	(19.2)	527.6
Wholesale/retail trade	45	362.9	(13.6)	349.3
Services, media and other	50	513.7	(32.1)	481.6
Hybrid securities	6	55.3	(3.3)	52.0
Non-agency RMBS	85	408.5	(13.4)	395.1
CMBS	10	33.0	(1.6)	31.4
ABS	56	416.0	(5.2)	410.8
Equity securities	17	161.1	(10.3)	150.8
	666	$6,189.6	$(263.8)	$5,925.8

The gross unrealized loss position on the portfolio as of December 31, 2013, was $280.2 million, an increase of $16.4 million from $263.8 million as of September 30, 2013. The following is a description of the factors that FGL believes caused the increase in the gross unrealized loss. Through December 31, 2013, treasury yields climbed as concerns about the cessation of Federal Reserve stimulus affected market participants. Bond mutual fund flows turned sharply negative in the last months of the quarter, and fixed income security prices declined accordingly.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $328.9 million and an amortized cost of $332.1 million as of December 31, 2013) and special revenue bonds (fair value of $793.0 million and amortized cost of $789.0 million as of December 31, 2013). Across all municipal bonds, the largest issuer represented 7.9% of the category, and the largest single municipal bond issuer represents less than 0.5% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 99.9% of our municipal bond exposure is rated NAIC 1. We have no exposure to troubled municipalities, including the City of Detroit.
Finance and finance-related corporates and hybrids remain the largest dollar component of the $280.2 million unrealized loss position. Although as a percentage of overall unrealized loss position, this segment has been relatively stable at 31% of the total unrealized loss, we view the increase in the unrealized loss position as a function of higher treasury yields. The unrealized loss position in non-agency RMBS decreased from $13.4 million as of September 30, 2013 to $11.3 million as of December 31, 2013, as this asset class strengthened on growing conviction, and firming fundamentals within the housing market. We continue to see the underlying fundamentals in non-agency RMBS class as relatively stable, and potentially, less subject to interest rate volatility. We will remain open to opportunities within the structured mortgage market.

The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2013 and September 30, 2013 , were as follows:

	December 31, 2013				September 30, 2013
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	9	$78.3	$60.9	$(17.4)
Six months or more and less than twelve months	11	99.2	77.0	(22.2)	—	—	—	—
Twelve months or greater	—	—	—	—	1	0.6	—	(0.6)
Total investment grade	11	99.2	77.0	(22.2)	10	78.9	60.9	(18.0)

Below investment grade:
Less than six months	1	0.4	0.1	(0.3)	1	—	—	—
Six months or more and less than twelve months	2	—	—	—	1	—	—	—
Twelve months or greater	3	2.4	—	(2.4)	2	0.4	—	(0.4)
Total below investment grade	6	2.8	0.1	(2.7)	4	0.4	—	(0.4)
Total	17	$102.0	$77.1	$(24.9)	14	$79.3	$60.9	$(18.4)

As of December 31, 2013, we held (i) one security that was in an unrealized loss position less than six months, (ii) thirteen securities that were in an unrealized loss position greater than six months but less than twelve months and (iii) three securities that were in an unrealized loss position greater than twelve months. This included eleven investment grade securities (NRSRO rating of BBB/Baa or higher) with an amortized cost and an estimated fair value of $99.2 million and $77.0 million, respectively as well as six securities below investment grade with an amortized cost and an estimated fair value of $2.8 million and $0.1 million, respectively.

As of September 30, 2013, we held (i) ten securities that had unrealized losses greater than 20% that were in an unrealized loss position less than six months, (ii) one security that was in an unrealized loss position greater than six months but less than twelve months and (iii) three securities that were in an unrealized loss position greater than twelve months. This included ten investment grade securities (NRSRO rating of BBB/Baa or higher) with an amortized cost and an estimated fair value of $78.9 million and $60.9 million, respectively as well as four securities below investment grade with an amortized cost and an estimated fair value of $0.4 million and $0.0 million, respectively.

OTTI and Watch List
We have a policy and process in place to identify securities in our investment portfolio each quarter for which we should recognize impairments.
At each balance sheet date, we identify invested assets which have characteristics that create uncertainty as to our future assessment of an OTTI (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, we review not only a change in current price relative to the asset's amortized cost, but also the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically, for corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. On a quarterly basis, we review structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential OTTI and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. At December 31, 2013 and September 30, 2013, our watch list included only twenty and fourteen securities, respectively, in an unrealized loss position with an amortized cost of $102.2 million and $79.3 million, unrealized losses of $25.0 million and $18.4 million, and a fair value of $77.2 million and $60.9 million, respectively. Our analysis of these securities, which included cash flow testing results, demonstrated the December 31, 2013 and September 30, 2013 carrying values were fully recoverable.
There were nine and six structured securities on the watch list to which we had potential credit exposure as of December 31, 2013 and September 30, 2013, respectively. Our analysis of these structured securities, which included cash flow testing results, demonstrated the December 31, 2013 and September 30, 2013 carrying values were fully recoverable.
Exposure to European Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of December 31, 2013 or September 30, 2013.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2013, refer to Note 4, to our unaudited Condensed Consolidated Financial Statements.
Net Investment Income and Net Investment Gains
For discussion regarding our net investment income and net investment gains refer to Note 4 to our unaudited Condensed Consolidated Financial Statements.
Concentrations of Financial Instruments
For detail regarding our concentration of financial instruments refer to Note 3 to our unaudited Condensed Consolidated Financial Statements.
Derivatives
We are exposed to credit loss in the event of nonperformance by our counterparties on call options. We attempt to reduce this credit risk by purchasing such options from large, well-established financial institutions.
We also hold cash and cash equivalents received from counterparties for call option collateral, as well as U.S. Government securities pledged as call option collateral, if our counterparty’s net exposures exceed pre-determined thresholds. See Note 5 to our unaudited Condensed Consolidated Financial Statements for additional information regarding our derivatives and our exposure to credit loss on call options.

Liquidity and Capital Resources

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Quarter		Increase / (Decrease)
Cash provided by (used in):	2014	2013	2014 compared to 2013

Operating activities	$38.0	$72.2	$(34.2)
Investing activities	(938.1)	(514.6)	(423.5)
Financing activities	455.2	(5.3)	460.5
Net increase in cash and cash equivalents	$(444.9)	$(447.7)	$2.8

Operating Activities
Cash provided by operating activities totaled $38.0 million for the Fiscal 2014 Quarter as compared to cash provided by operating activities of $72.2 million for the Fiscal 2013 Quarter. The $34.2 million decline was principally due to a $39.3 million decrease in funds withheld from reinsurers.
Investing Activities
Cash used in investing activities was $938.1 million for the Fiscal 2014 Quarter, as compared to cash used in investing activities of $514.6 million for the Fiscal 2013 Quarter. The $423.5 million increase in cash used in investing activities is principally due to a $480.2 million increase in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.
Financing Activities
Cash provided by financing activities was $455.2 million for Fiscal 2014 Quarter compared to cash used in financing activities of $5.3 million for Fiscal 2013 Quarter. The $460.5 million increase in cash provided by financing activities was primarily related to the receipt of $175.9 million of net cash proceeds from the issuance of common stock in connection with our IPO, an increase in cash provided by $306.5 million from the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments. These increases were partially offset by a $23.0 million increase in dividends paid to our parent company, HGI, quarter over quarter.

Off-Balance Sheet Arrangements
Throughout our history, we have entered into indemnifications in the ordinary course of business with our customers, suppliers, service providers, business partners and in certain instances, when we sold businesses. Additionally, we have indemnified our directors and officers who are, or were, serving at our request in such capacities. Although the specific terms or number of such arrangements is not precisely known due to the extensive history of our past operations, costs incurred to settle claims related to these indemnifications have not been material to our financial statements. We have no reason to believe that future costs to settle claims related to our former operations will have a material impact on our financial position, results of operations or cash flows.
The F&G Stock Purchase Agreement between HFG and OMGUK includes a Guarantee and Pledge Agreement which creates certain obligations for FGLH as a grantor and also grants a security interest to OMGUK of FGLH’s equity interest in FGL Insurance in the event that HFG fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. We are not aware of any events or transactions that resulted in non-compliance with the Guarantee and Pledge Agreement.

Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in our Registration Statement on Form S-1 as amended (File No. 333-190880) which can be found at the SEC's website www.sec.gov.
Recent Accounting Pronouncements
Offsetting Assets and Liabilities
In December 2011, the FASB issued amended disclosure requirements for offsetting financial assets and financial liabilities to allow investors to better compare financial statements prepared under US GAAP with financial statements prepared under International Financial Reporting Standards. The new standards are effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2014. ASU 2011-11 was adopted by the Company effective October 1, 2013. FGL does not offset any of its derivative transactions, including bifurcated embedded derivatives, in its statement of financial position. The Company only enters into purchased equity option and long futures contracts transactions. The Company has not entered into any repurchase and reverse repurchase agreements or securities borrowing and lending transactions. Accordingly, no additional disclosures are required.

Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued amended guidance which allows investors in Low Income Housing Tax Credit (“LIHTC”) programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments.  The new standards are effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2016.  The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Factors
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. We have significant holdings in financial instruments and are naturally exposed to a variety of market risks. We are primarily exposed to interest rate risk and equity price risk and have some exposure to credit risk and counterparty risk, which affect the fair value of financial instruments subject to market risk.

Enterprise Risk Management

We place a high priority to risk management and risk control. As part of our effort to ensure measured risk taking, management has integrated risk management in our daily business activities and strategic planning. We have comprehensive risk management, governance and control procedures in place and have established a dedicated risk management function with responsibility for the formulation of our risk appetite, strategies, policies and limits. The risk management function is also responsible for monitoring our overall market risk exposures and provides review, oversight and support functions on risk-related issues. Our risk appetite is aligned with how our businesses are managed and how we anticipate future regulatory developments.

Our risk governance and control systems enable us to identify, control, monitor and aggregate risks and provide assurance that risks are being measured, monitored and reported adequately and effectively in accordance with the following three principles:

•	Management of the business has primary responsibility for the day-to-day management of risk.

•	The risk management function has the primary responsibility to align risk taking with strategic planning through risk tolerance and limit setting.

•
The internal audit function provides an ongoing independent (i.e. outside of the risk organization) and objective assessment of the effectiveness of internal controls, including financial and operational risk management.

The Chief Risk Officer (“CRO”) heads our risk management process and reports directly to our Chief Executive Officer (“CEO”). Our Enterprise Risk Committee discusses and approves all risk policies and reviews and approves risks associated with our activities. This includes volatility (affecting earnings and value), exposure (required capital and market risk) and insurance risks.

We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

•
At-risk limits on sensitivities of earnings and regulatory capital to the capital markets provide the fundamental framework to manage capital markets risks including the risk of asset / liability mismatch;

•	Duration and convexity mismatch limits;

•	Credit risk concentration limits; and

•	Investment and derivative guidelines.

We manage our risk appetite based on two key risk metrics:

•
Regulatory Capital Sensitivities: the potential reduction, under a moderate capital markets stress scenario, of the excess of available statutory capital above the minimum required under the NAIC regulatory RBC methodology; and

•
Earnings Sensitivities: the potential reduction in results of operations under a moderate capital markets stress scenario. Maintaining a consistent level of earnings helps us to finance our operations, support our capital requirements and provide funds to pay dividends to stockholders.

Our risk metrics cover the most important aspects in terms of performance measures where risk can materialize and are representative of the regulatory constraints to which our business is subject. The sensitivities for earnings and statutory capital are important metrics since they provide insight into the level of risk we take under stress scenarios. They also are the basis for internal risk management.

We are also subject to cash flow stress testing pursuant to regulatory requirements. This analysis measures the effect of changes in interest rate assumptions on asset and liability cash flows. The analysis includes the effects of:

•	The timing and amount of redemptions and prepayments in our asset portfolio;

•	Our derivative portfolio;

•	Death benefits and other claims payable under the terms of our insurance products;

•	Lapses and surrenders in our insurance products;

•	Minimum interest guarantees in our insurance products; and

•	Book value guarantees in our insurance products.

Interest Rate Risk

Interest rate risk is our primary market risk exposure. We define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from our holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums and fixed annuity deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. Substantial and sustained increases or decreases in market interest rates can affect the profitability of the insurance products and the fair value of our investments, as the majority of our insurance liabilities are backed by fixed maturity securities.

The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust the rates credited, primarily caps and credit rates, on the majority of the annuity liabilities at least annually, subject to minimum guaranteed values. In addition, the majority of the annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at the levels necessary to avoid a narrowing of spreads under certain market conditions.

In order to meet our policy and contractual obligations, we must earn a sufficient return on our invested assets. Significant changes in interest rates exposes us to the risk of not earning the anticipated spreads between the interest rate earned on our investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect interest earnings, spread income and the attractiveness of certain of our products.

During periods of increasing interest rates, we may offer higher crediting rates on interest-sensitive products, such as IUL insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. A rise in interest rates, in the absence of other countervailing changes, will result in a decline in the market value of our investment portfolio.

As part of our ALM program, we have made a significant effort to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. Our ALM strategy is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of our effort to manage interest rate risk has been to structure the investment portfolio with cash flow characteristics that are consistent with the cash flow characteristics of the insurance liabilities. We use actuarial models to simulate the cash flows expected from the existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. The “duration” of a security is the time weighted present value of the security’s expected cash flows. Duration is used to measure a security’s sensitivity to changes in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.

Credit Risk and Counterparty Risk

We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The carrying value of our fixed maturity portfolio totaled $16.3 billion and $15.5 billion at December 31, 2013 and September 30, 2013, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.

We manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, we diversify our exposure by issuer and country, using rating based issuer and country limits. We also set investment constraints that limit our exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, we have portfolio-level credit risk constraints in place. Limit compliance is monitored on a daily or, in some cases, monthly basis.

In connection with the use of call options, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst seven different approved counterparties to limit the concentration in one counterparty. Our policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with the equivalent of an S&P rating of A- or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 5 to our unaudited Condensed Consolidated Financial Statements for additional information regarding our exposure to credit loss.

Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

		December 31, 2013				September 30, 2013
Counterparty	Credit Rating (Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	NA/A	$2,157.9	$99.6	$45.1	$54.5	$2,037.8	$70.7	$—	$70.7
Deutsche Bank	A2/A	1,706.8	70.4	—	70.4	1,620.4	51.7	23.0	28.7
Morgan Stanley	A3/A	2,379.0	103.1	74.7	28.4	2,264.1	75.7	49.0	26.7
Royal Bank of Scotland	A3/A	245.3	16.9	—	16.9	364.3	20.3	—	20.3
Barclay's Bank	A2/A	117.8	4.1	—	4.1	120.8	3.4	—	3.4
		$6,606.8	$294.1	$119.8	$174.3	$6,407.4	$221.8	$72.0	$149.8
(a) Credit rating as of December 31, 2013.

We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss.

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties, and, therefore, as of December 31, 2013, no allowance for uncollectible amounts was recorded.

Equity Price Risk

We are primarily exposed to equity price risk through certain insurance products, specifically those products with guaranteed minimum withdrawal benefits. We offer a variety of FIA contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our net income. The rate of amortization of intangibles related to FIA products and the cost of providing guaranteed minimum withdrawal benefits could also increase if equity market performance is worse than assumed.

To economically hedge the equity returns on these products, we purchase derivatives to hedge the FIA equity exposure. The primary way we hedge FIA equity exposure is to purchase over the counter equity index call options from broker-dealer derivative counterparties who generally have a minimum credit rating of Baa2 from Moody’s and A- from S&P. The second way to hedge FIA equity exposure is by purchasing exchange traded equity index futures contracts. Our hedging strategy enables us to reduce our overall hedging costs and achieve a high correlation of returns on the call options purchased relative to the index credits earned by the FIA contractholders. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. These hedge programs are limited to the current policy term of the FIA contracts, based on current participation rates. Future returns, which may be reflected in FIA contracts’ credited rates beyond the current policy term, are not hedged. We attempt to manage the costs of these purchases through the terms of our FIA contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums that must be maintained.

The derivatives are used to fund the FIA contract index credits and the cost of the call options purchased is treated as a component of spread earnings. While the FIA hedging program does not explicitly hedge statutory or US GAAP income volatility, the FIA hedging program tends to mitigate a significant portion of the statutory and US GAAP reserve changes associated with movements in the equity market and risk-free rates. This is due to the fact that a key component in the calculation of statutory and US GAAP reserves is the market valuation of the current term embedded derivative. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a reasonable match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges which are put in place are only intended to cover exposures expected to remain until the end of an indexing term. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, we incur a raw hedging loss.

See Note 5 to our unaudited Condensed Consolidated Financial Statements for additional details on the derivatives portfolio.

Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For the Fiscal Quarter, the annual index credits to policyholders on their anniversaries were $96.3 million. Proceeds received at expiration on options related to such credits were $91.0 million. The shortfall is funded by our net investment spread earnings and futures income.

Other market exposures are hedged periodically depending on market conditions and our risk tolerance. The FIA hedging strategy economically hedges the equity returns and exposes us to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. We use a variety of techniques including direct estimation of market sensitivities and value-at-risk to monitor this risk daily. We intend to continue to adjust the hedging strategy as market conditions and risk tolerance change.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and noncontrolling interest.

Interest Rate Risk

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. If interest rates were to increase 100 basis points from levels at December 31, 2013, the estimated fair value of our fixed maturity securities would decrease by approximately $856.4 million of which $56.3 million relates to the Front Street funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the Front Street funds withheld assets and be reflected in the Company’s Condensed Consolidated Statement of Operations. The impact on shareholders’ equity of such decrease, net of income taxes and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $211.1 million in AOCI and an decrease of $185.6 million in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at December 31, 2013, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $101.0 million. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by these simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring recognition of an OTTI, would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet liquidity needs. Our liquidity needs are managed using the surrender and withdrawal provisions of the annuity contracts and through other means.

Equity Price Risk

Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $28.7 million, our derivative investments to decrease by approximately $63.8 million based on equity positions and our FIA embedded derivative liability to decrease by approximately $30.8 million as of December 31, 2013. Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There has not been any change in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Special Note Regarding Forward-Looking Statements
This quarterly report includes forward-looking statements. Some of the forward-looking statements can be identified by the use of terms such as “believes”, “expects”, “may”, “will”, “should”, “could”, “seeks”, “intends”, “plans”, “estimates”, “anticipates” or other comparable terms. However, not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects and growth strategies and the industries in which we operate and including, without limitation, statements relating to our future performance.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in “Risk Factors” included in our Registration Statement on form S-1, as amended (File No. 333-190880), which can be found at the SEC’s website, www.sec.gov. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	the accuracy of management’s assumptions and estimates;

•	the accuracy of our assumptions regarding the fair value and future performance of our investments;

•	our and our insurance subsidiaries’ ability to maintain or improve financial strength ratings;

•	our and our insurance subsidiaries’ potential need for additional capital to maintain our and their financial strength and credit ratings and meet other requirements and obligations;

•	the stock of our primary operating subsidiary is subject to the security interest of its former owner;

•	our ability to manage our business in a highly regulated industry, which is subject to numerous legal restrictions and regulations;

•
regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) underwriting of insurance products and regulation of the sale, underwriting and pricing of products and minimum capitalization and statutory reserve requirements for insurance companies, or the ability of our insurance subsidiaries to make cash distributions to us (including dividends or payments on surplus notes those subsidiaries issue to us);

•
the impact of our reinsurers failing to meet or timely meet their assumed obligations, increasing their rates, or becoming subject to adverse developments that could materially adversely impact their ability to provide reinsurance to us at consistent and economical terms;

•	restrictions on our ability to use captive reinsurers;

•	being forced to sell investments at a loss to cover policyholder withdrawals;

•	the impact of interest rate fluctuations;

•
the availability of credit or other financings and the impact of equity and credit market volatility and disruptions on both our ability to obtain capital and the value and liquidity of our investments;

•	changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products;

•	increases in our valuation allowance against our deferred tax assets, and restrictions on our ability to fully utilize such assets;

•	being the target or subject of, and our ability to defend ourselves against or respond to, litigation (including class action litigation), enforcement investigations or regulatory scrutiny;

•	the performance of third parties including distributors, underwriters, actuarial consultants and other service providers;

•	the loss of key personnel;

•
interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems;

•	the continued availability of capital required for our insurance subsidiaries to grow;

•	the impact on our business of new accounting rules or changes to existing accounting rules;

•	our risk management policies and procedures could leave us exposed to unidentified or unanticipated risk;

•
general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products and the fair value of our investments, which could result in impairments and OTTI, and certain liabilities, and the lapse rate and profitability of policies;

•	our ability to protect our intellectual property;

•	difficulties arising from outsourcing relationships;

•	the impact on our business of man-made catastrophes, pandemics, and malicious and terrorist acts;

•	our ability to compete in a highly competitive industry and maintain competitive unit costs;

•	adverse consequences if the independent contractor status of our IMOs is successfully challenged;

•	our ability to attract and retain national marketing organizations and independent agents;

•	adverse tax consequences if we generate passive income in excess of operating expenses;

•	significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities;

•	the inability of our subsidiaries and affiliates to generate sufficient cash to service all of their obligations;

•	our subsidiaries’ ability to pay dividends to us;

•	the ability to maintain or obtain approval of the IID and other regulatory authorities as required for our operations and those of our insurance subsidiaries; and

•	the other factors discussed in “Risk Factors”, of our Registration Statement on form S-1, as amended (File No. 333-190880).
You should read this report completely and with the understanding that actual future results may be materially different from expectations. All forward looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 1.	Legal Proceedings
See Note 12 to the Company’s Condensed Consolidated Financial Statements included in Part I—Item 1. Financial Statements. There were no material developments relating to the matters discussed therein during the fiscal quarter ended December 31, 2013.

Item 1A.	Risk Factors
A detailed discussion of our risk factors can be found in our Registration Statement on Form S-1, as amended (File No.333-190880), which can be found at the SEC’s website www.sec.gov.   There have been no material changes to the risk factors disclosed in our Registration Statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Use of proceeds
a) Sales of Unregistered Securities
On December 12, 2013, certain members of our board of directors acquired an aggregate of 40,284 shares of common stock in lieu of cash compensation for their board in a transaction exempt from registration under Rule 701 promulgated under the Securities Act of 1933, as amended.
On December 12, 2013, members of our compensation committee were granted an aggregate of 11,250 restricted shares of common stock and options to purchase 10,224 shares common stock at an exercise price of $17.00 per share and acquired an aggregate of 18,038 additional shares of common stock in lieu of cash compensation for their board service in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
b) Use of Proceeds from Public Offering of Common Stock
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-190880) that was declared effective by the Securities and Exchange Commission on December 12, 2013. Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and Jeffries LLC acted as the representatives for the underwriters. The Registration Statement registered 9,750,000 shares of common stock and an additional 1,462,500 shares of common stock for sale upon the exercise of the underwriters’ over-allotment option. On December 18, 2013, 11,212,500 shares of common stock were sold at an initial public offering price of $17.00 per share, for aggregate gross proceeds of approximately $190.6 million to the Company. Our net proceeds of approximately $173.0 million from the initial public offering is comprised of gross proceeds from shares we issued in the initial public offering of approximately $190.6 million, offset by underwriting discounts and commissions of approximately $12.8 million and aggregate offering costs of approximately $4.8 million.
On December 18, 2013, a portion of the proceeds from the initial public offering was used to pay a special dividend to HGI of approximately $43.0 million. As described in our Registration Statement under the heading “Use of Proceeds,” we anticipate that we will use the remaining net proceeds from the initial public offering for working capital to support the growth of our business and other general corporate purposes, including the costs associated with being a public company. There has been no material change in the planned use of proceeds from our initial public offering from that described in our final prospectus filed with the Securities and Exchange Commission on December 13, 2013.
Item  3.    Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of Fidelity & Guaranty Life (incorporated by reference to our Registration Statement on Form S-8, filed on December 13, 2013 (File No. 333-192849)).
3.2	Amended and Restated Bylaws of Fidelity & Guaranty Life (incorporated by reference to our Registration Statement on Form S-8, filed on December 13, 2013 (File No. 333-192849)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-192849)).
4.3
Indenture, dated March 27, 2013, among Fidelity & Guaranty Life Holdings, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as trustee, relating to the 6.375% Senior Notes due 2021 (incorporated by reference to our Registration Statement on Form S-1/A, filed on October 17, 2013 (File No. 333-192849)).

4.4
First Supplemental Indenture, dated March 27, 2013, among Fidelity & Guaranty Life Holdings, Inc., as issuer, the Subsidiary Guarantors from named therein and Wells Fargo Bank, National Association, relating to the 6.375% Senior Notes due 2021 (incorporated by reference to our Registration Statement on Form S-1/A, filed on October 17, 2013 (File No. 333-192849)).

4.5*	Registration Rights Agreement, dated December 18, 2013, between Fidelity & Guaranty Life, and Harbinger Group, Inc.
10.1
Employment Agreement, dated January 27, 2014, between Dennis Vigneau and Fidelity & Guaranty Life Business Services, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on January 28, 2014 (File No. 001-36227)).

10.2
Consent to Change in Reporting Structure and Waiver of Good Reason, dated October 30, 2013, between Leland C. Launer, Jr. and Fidelity & Guaranty Life Business Services, Inc. (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)).

10.3
Amended and Restated Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and John P. O’Shaughnessy (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)).

10.4
Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and John Phelps (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)).

10.5
Amended and Restated Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and Rajesh Krishnan (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)).

10.6
Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and Wendy J.B. Young (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)).

10.7	Form of Director Indemnification Agreement (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880))
10.8	Fidelity & Guaranty Life Employee Incentive Plan (incorporated by reference to our Registration Statement on Form S-1/A, filed on October 17, 2013 (File No. 333-190880))
10.9	Fidelity & Guaranty Life 2013 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-190880))
10.10	Form of Fidelity & Guaranty Life 2013 Non-Statutory Stock Option Agreement (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880))
10.11	Form of Fidelity & Guaranty Life 2013 Restricted Stock Agreement (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880))

10.12	Form of Fidelity & Guaranty Life Performance RSU Grant Agreement (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880))
10.13
Form of Second Amended and Restated Fidelity & Guaranty Life Holdings, Inc. Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-190880))

10.14
Form of Amendment No. 1 to the Fidelity & Guaranty Life Holdings, Inc. 2012 Dividend Equivalent Plan (incorporated by reference to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-190880))

10.15	Form of Amendment No. 1 to the Restricted Stock Agreement (incorporated by reference to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-190880))
10.16
Form of Amendment No. 2 to the Restricted Stock Agreement between Leland C. Launer, Jr. and Fidelity & Guaranty Life Holdings, Inc. (incorporated by reference to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-190880))

10.17*	Form of Fidelity & Guaranty Life 2013 Restricted Stock Agreement for Compensation Committee Members
10.18*	Form of Fidelity & Guaranty Life 2013 Non-Statutory Stock Option Agreement for Compensation Committee Members
10.19*	Form of Fidelity & Guaranty Life 2013 Unrestricted Stock Agreement
10.20*	Form of Fidelity & Guaranty Life 2013 Unrestricted Stock Agreement for Compensation Committee Members
31.1 *	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	XBRL Taxonomy Definition Linkbase.

101.LAB *	XBRL Taxonomy Extension Label Linkbase.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY & GUARANTY LIFE (Registrant)

Dated:	February 7, 2014	By:	/s/ WENDY JB YOUNG
Senior Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)