Form 10-Q
period 2014-03-31
Fidelity & Guaranty Life
filed 2014-05-08
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
There were 58,437,412 shares of the registrant’s common stock outstanding as of May 5, 2014.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2014	September 30, 2013
	(Unaudited)
ASSETS
Investments:
Fixed maturities securities, available-for-sale, at fair value	$16,865.1	$15,541.4
Equity securities, available-for-sale, at fair value	353.1	271.1
Derivative investments	273.0	221.8
Other invested assets	323.4	188.2
Total investments	17,814.6	16,222.5
Related party loans and investments	145.7	119.0
Cash and cash equivalents	701.5	1,204.3
Accrued investment income	178.7	159.3
Reinsurance recoverable	3,694.0	3,728.6
Intangibles, net	540.3	563.8
Deferred tax assets	173.2	226.4
Other assets	134.4	205.2
Total assets	$23,382.4	$22,429.1

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$15,998.3	$15,248.2
Future policy benefits	3,533.7	3,556.8
Funds withheld for reinsurance liabilities	1,362.3	1,407.7
Liability for policy and contract claims	60.5	51.5
Long-term debt	300.0	300.0
Other liabilities	604.9	700.0
Total liabilities	21,859.7	21,264.2

Shareholders' equity:
Common stock ($.01 par value, 500,000,000 shares authorized, 58,439,476 issued and outstanding at March 31, 2014; 47,000,000 shares issued and outstanding at September 30, 2013)	0.6	—
Additional paid-in capital	701.1	527.1
Retained earnings	545.5	524.9
Accumulated other comprehensive income	275.5	112.9
Total shareholders' equity	1,522.7	1,164.9
Total liabilities and shareholders' equity	$23,382.4	$22,429.1

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Unaudited)		(Unaudited)
Revenues:
Premiums	$14.6	$14.1	$28.3	$27.9
Net investment income	184.3	167.9	367.7	338.2
Net investment (losses) gains	(1.7)	206.7	121.7	353.2
Insurance and investment product fees and other	17.1	14.6	32.7	28.5
Total revenues	214.3	403.3	550.4	747.8
Benefits and expenses:
Benefits and other changes in policy reserves	178.9	240.9	395.8	324.5
Acquisition and operating expenses, net of deferrals	32.0	23.4	58.0	50.4
Amortization of intangibles	11.3	28.9	34.2	98.4
Total benefits and expenses	222.2	293.2	488.0	473.3
Operating (loss) income	(7.9)	110.1	62.4	274.5
Interest expense	(5.6)	—	(11.2)	—
(Loss) income before income taxes	(13.5)	110.1	51.2	274.5
Income tax (benefit) expense	(38.3)	36.9	(16.3)	90.7
Net income	$24.8	$73.2	$67.5	$183.8

Net income per common share:

Basic	$0.43	$1.56	$1.26	$3.91
Diluted	$0.42	$1.56	$1.26	$3.91
Weighted average common shares used in computing net income per common share:
Basic	58,270,822	47,000,000	53,656,357	47,000,000
Diluted	58,447,122	47,000,000	53,756,814	47,000,000

Cash dividend per common share	$0.065	$—	$0.065	$—

Supplemental disclosures:
Total other-than-temporary impairments	$—	$(0.4)	$—	$(0.9)
Portion of other-than-temporary impairments included in other comprehensive income	—	—	—	—
Net other-than-temporary impairments	—	(0.4)	—	(0.9)
(Losses) gains on derivative instruments	(8.2)	132.2	103.4	106.7
Other investment gains	6.5	74.9	18.3	247.4
Total net investment (losses) gains	$(1.7)	$206.7	$121.7	$353.2

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Unaudited)		(Unaudited)
Net income	$24.8	$73.2	$67.5	$183.8

Other comprehensive income
Unrealized investment gains (losses):
Changes in unrealized investment gains before reclassification adjustment	383.9	54.0	373.6	180.3
Net reclassification adjustment for (gains) included in net investment gains	(10.2)	(74.5)	(18.3)	(246.5)
Changes in unrealized investment gains (losses) after reclassification adjustment	373.7	(20.5)	355.3	(66.2)
Adjustments to intangible assets	(113.1)	22.2	(105.1)	50.2
Changes in deferred income tax asset/liability	(91.2)	(0.6)	(87.6)	5.4
Net change to derive comprehensive income (loss) for the period	169.4	1.1	162.6	(10.6)
Comprehensive income, net of tax	$194.2	$74.3	$230.1	$173.2

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital/Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, September 30, 2012	$—	$415.6	$440.7	$434.5	$1,290.8
Capital contributions from Harbinger Group Inc.	—	93.2	—	—	93.2
Dividends	—	—	(93.7)	—	(93.7)
Net income	—	—	183.8	—	183.8
Unrealized investment losses, net	—	—	—	(10.6)	(10.6)
Stock compensation	—	(0.2)	—	—	(0.2)
Balance, March 31, 2013	$—	$508.6	$530.8	$423.9	$1,463.3

Balance, September 30, 2013	$—	$527.1	$524.9	$112.9	$1,164.9
Dividends	—	—	(46.9)	—	(46.9)
Stock split	0.5	(0.5)	—	—	—
Proceeds from issuance of common stock, net of transaction fees	0.1	172.5	—	—	172.6
Net income	—	—	67.5	—	67.5
Unrealized investment gains, net	—	—	—	162.6	162.6
Stock compensation	—	2.0	—	—	2.0
Balance, March 31, 2014	$0.6	$701.1	$545.5	$275.5	$1,522.7

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended
	March 31, 2014	March 31, 2013
	(Unaudited)
Cash flows from operating activities:
Net income	$67.5	$183.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of properties	2.4	1.9
Amortization of intangibles	34.2	98.4
Stock-based compensation	12.3	1.6
Amortization of debt issuance costs	1.7	—
Deferred income taxes	(34.4)	146.6
Interest credited/index credits and other changes to contractholder account balances	324.5	313.4
Amortization of fixed maturity discounts and premiums	(19.8)	22.6
Net recognized (gains) on investments and derivatives	(121.7)	(353.2)
Charges assessed to contractholders for mortality and administration	(21.1)	(15.9)
Deferred policy acquisition costs	(115.8)	(71.5)
Changes in operating assets and liabilities:
Accrued investment income	(19.4)	21.3
Reinsurance recoverable	(14.1)	32.1
Future policy benefits	(23.1)	(45.7)
Funds withheld from reinsurers	(56.8)	(14.3)
Collateral (returned) posted	36.9	—
Liability for policy and contract claims	9.0	(22.7)
Other assets and other liabilities	(1.2)	(109.9)
Net cash provided by operating activities	61.1	188.5
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid:
Fixed maturities	2,627.9	5,738.3
Equity securities	47.5	31.5
Derivatives instruments and other invested assets	221.8	119.7
Cost of investments acquired:
Fixed maturities	(3,695.0)	(5,800.0)
Equity securities	(120.7)	(39.1)
Derivatives instruments and other invested assets	(246.7)	(76.3)
Related party loans and investments	(26.7)	(132.2)
Capital expenditures	(4.3)	(2.4)
Net cash (used in) investing activities	(1,196.2)	(160.5)
Cash flows from financing activities:
Capital funding	—	93.2
Proceeds from issuance of common stock, net of transaction fees	175.5	—
Dividends paid	(46.9)	(93.7)
Proceeds from issuance of new debt	—	300.0
Debt issuance costs	—	(10.2)
Contractholder account deposits	1,340.8	772.9
Contractholder account withdrawals	(837.1)	(950.3)
Net cash provided by financing activities	632.3	111.9
Change in cash & cash equivalents	(502.8)	139.9
Cash and cash equivalents at beginning of period	1,204.3	1,054.6
Cash and cash equivalents at end of period	$701.5	$1,194.5

Supplemental disclosures of cash flow information:
Interest paid	$11.5	$—
Income taxes paid	$24.4	$1.7

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation and Nature of Business
Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC (“HFG”)) (“FGL” and, collectively with its subsidiaries, the “Company”) is a subsidiary of Harbinger Group Inc. (“HGI”). HGI is a diversified holding company focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries. FGL and HGI’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbols “FGL” and “HRG,” respectively. In January of 2014, HGI transferred HGI’s ownership interest in FGL common shares to FS Holdco, Ltd, which is a direct wholly-owned subsidiary of HGI. HGI indirectly held 47,000,000 shares of FGL's outstanding common stock, representing an 80.4% interest at March 31, 2014.
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
Dollar amounts in the accompanying footnotes are presented in millions, unless otherwise noted.

On August 9, 2013, the Company distributed its ownership interests in its wholly-owned subsidiaries, HGI Real Estate, LLC, and FS Holdco Ltd, to HGI and HGI's subsidiaries. Beginning on August 9, 2013 with the distribution of FS Holdco Ltd, the Company’s financials reflected the 10% reinsurance agreement, whereby FGL cedes 10% of its in-force annuity block not already reinsured on a funds withheld basis to Front Street RE (Cayman) Ltd. (“FSRCI”), a subsidiary of FS Holdco Ltd. Accordingly, the three and six months ended March 31, 2013 include net earnings of $12.7 and $17.4, respectively from HGI Real Estate, LLC and FS Holdco operations.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2013 (the “Form S-1”). The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2014.
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
Recent Accounting Pronouncements
Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board (“FASB”) issued amended disclosure requirements for offsetting financial assets and financial liabilities to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards. The new standards are effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2014. ASU 2011-11 Disclosures about Offsetting Assets and Liabilities - was adopted by the Company effective October 1, 2013. FGL does not offset any of its derivative transactions, including bifurcated embedded derivatives, in its statement of financial position. The Company only enters into purchased equity options and long futures contracts. The Company has not entered into any repurchase and reverse repurchase agreements or securities borrowing and lending transactions. Accordingly, no additional disclosures are required.

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
Income Taxes
FGL and certain of its non-life insurance subsidiaries are included in the consolidated U.S. Federal income tax return of HGI. The Company’s life insurance subsidiaries file a consolidated life insurance income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company assesses the recoverability of its deferred tax assets in each reporting period under the guidance outlined within ASC 740 (“Income Taxes”). The guidance requires an assessment of both positive and negative evidence in determining the realizability of deferred tax assets. A valuation allowance is required to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized. In determining the net deferred tax asset and valuation allowance, management is required to make judgments and estimates related to projections of future profitability.  These judgments include the following: the timing and extent of the utilization of net operating loss carry-forwards, the reversals of temporary differences, and tax planning strategies.  Because of the change in facts and circumstances described in Note 11 of the Financial Statements, the Company determined that it was now more likely than not that a portion of its existing deferred tax assets that had previously had a valuation allowance placed against them, were now more likely than not recoverable.  Therefore, the Company released a portion of its valuation allowance and recognized a $35.0 million gain in the current period income statement.  After the valuation allowance release, the Company still has a partial valuation allowance of $123.4 million against its gross deferred tax assets of $296.6 million as of March 31, 2014 for other deferred tax assets that are not likely to be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740, “Income Taxes”.
The Company applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax benefit” in the Company’s Consolidated Statements of Operations. The Company had no unrecognized tax benefits related to uncertain tax positions as of March 31, 2014 and September 30, 2013.

(3) Significant Risks and Uncertainties
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results in future periods could differ from those estimates.
The Company’s significant estimates which are susceptible to change in the near term relate to (1) recognition of deferred tax assets and related valuation allowances, (2) fair value of certain invested assets and derivatives including embedded derivatives (see Notes 4 and 5), (3) Other than temporary impairment “OTTI” of available-for-sale investments (see Note 4), (4) amortization of intangibles (see Note 7), (5) estimates of reserves for loss contingencies, including litigation and regulatory reserves (see Note 12) and (6) reserves for future policy benefits and product guarantees.
Concentrations of Financial Instruments
As of March 31, 2014 and September 30, 2013, the Company’s most significant investment in one industry, excluding U.S. Government securities, was its investment securities in the banking industry with a fair value of $2,019.4, or 11.3% and $1,892.1 or 11.7%, respectively, of the invested assets portfolio. The Company’s holdings in this industry include investments in 78 different issuers with the top ten investments accounting for 37.7% of the total holdings in this industry. As of March 31, 2014, the company had no investments that exceeded 10% of stockholders equity. As of September 30, 2013, the Company had investments in 6 issuers that exceeded 10% of stockholders equity with a fair value of $788.7, or 4.9% of the invested assets portfolio. Additionally, the Company’s largest concentration in any single issuer as of March 31, 2014 and September 30, 2013, had a fair value of $136.8 and $150.7 or 0.8% and 0.9% of the invested assets portfolio, respectively.

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

Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) and FSRCI (an affiliate) that could have a material impact on the Company’s financial position in the event that Wilton Re or FSRCI fail to perform their obligations under the various reinsurance treaties. As of March 31, 2014, the net amount recoverable from Wilton Re was $1,354.5 and the net amount recoverable from FSRCI is $1,306.5. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4) Investments

The Company’s debt and equity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) net of associated adjustments for value of business acquired (“VOBA”), deferred acquisition costs (“DAC”) and deferred income taxes. The Company’s consolidated investments at March 31, 2014 and September 30, 2013 are summarized as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for sale securities
Asset-backed securities	$1,816.2	$19.6	$(10.1)	$1,825.7	$1,825.7
Commercial mortgage-backed securities	463.3	25.2	(1.9)	486.6	486.6
Corporates	10,177.3	431.4	(86.6)	10,522.1	10,522.1
Equities	346.6	14.6	(8.1)	353.1	353.1
Hybrids	423.6	28.6	(0.6)	451.6	451.6
Municipals	1,182.8	77.0	(19.8)	1,240.0	1,240.0
Agency residential mortgage-backed securities	96.9	2.5	—	99.4	99.4
Non-agency residential mortgage-backed securities	1,730.9	126.3	(10.1)	1,847.1	1,847.1
U.S. Government	389.1	6.3	(2.8)	392.6	392.6
Total available-for-sale securities	16,626.7	731.5	(140.0)	17,218.2	17,218.2
Derivative investments	154.6	120.7	(2.3)	273.0	273.0
Other invested assets	323.4	—	—	323.4	323.4
Total investments	$17,104.7	$852.2	$(142.3)	$17,814.6	$17,814.6

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for-sale securities
Asset-backed securities	$1,745.2	$24.5	$(5.2)	$1,764.5	$1,764.5
Commercial mortgage-backed securities	431.3	24.6	(1.6)	454.3	454.3
Corporates	9,314.7	288.7	(185.1)	9,418.3	9,418.3
Equities	274.6	6.8	(10.3)	271.1	271.1
Hybrids	412.6	19.5	(3.3)	428.8	428.8
Municipals	998.8	48.9	(40.7)	1,007.0	1,007.0
Agency residential mortgage-backed securities	96.5	2.4	(0.3)	98.6	98.6
Non-agency residential mortgage-backed securities	1,304.0	77.5	(13.4)	1,368.1	1,368.1
U.S. Government	998.5	7.2	(3.9)	1,001.8	1,001.8
Total available-for-sale securities	15,576.2	500.1	(263.8)	15,812.5	15,812.5
Derivatives Instruments	141.7	88.5	(8.4)	221.8	221.8
Other invested assets	188.2	—	—	188.2	188.2
Total investments	$15,906.1	$588.6	$(272.2)	$16,222.5	$16,222.5

Included in AOCI were cumulative unrealized gains of $0.9 and unrealized losses of $1.9 related to the non-credit portion of OTTI on non-agency residential mortgage-backed securities ("RMBS") at March 31, 2014 and September 30, 2013. The non-agency RMBS unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired. There have been no impairments or write downs on any of the 2014 purchased non-agency RMBS.

Securities held on deposit with various state regulatory authorities had a fair value of $14,334.4 and $19.4 at March 31, 2014 and September 30, 2013, respectively. The increase in securities held on deposits is due to the FGL Insurance's re-domestication from Maryland to Iowa. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the company's legal reserve as prescribed by Iowa regulations.
In accordance with the Company's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $592.3 and $604.9 at March 31, 2014 and September 30, 2013, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	March 31, 2014
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$353.8	$356.8
Due after one year through five years	2,770.7	2,856.0
Due after five years through ten years	3,528.3	3,612.6
Due after ten years	5,446.5	5,703.8
Subtotal	12,099.3	12,529.2
Other securities which provide for periodic payments:
Asset-backed securities	1,816.2	1,825.7
Commercial-mortgage-backed securities	463.3	486.6
Structured hybrids	73.5	77.1
Agency residential mortgage-backed securities	96.9	99.4
Non-agency residential mortgage-backed securities	1,730.9	1,847.1
Total fixed maturity available-for-sale securities	$16,280.1	$16,865.1

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
The Company analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an OTTI is recognized. FGL has concluded that the fair values of the securities presented in the table below were not OTTI as of March 31, 2014.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	March 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$684.9	$(7.7)	$120.3	$(2.4)	$805.2	$(10.1)
Commercial-mortgage-backed securities	46.8	(0.6)	0.2	(1.3)	47.0	(1.9)
Corporates	1,902.2	(54.9)	769.9	(31.7)	2,672.1	(86.6)
Equities	70.0	(6.4)	26.0	(1.7)	96.0	(8.1)
Hybrids	19.1	(0.4)	10.5	(0.2)	29.6	(0.6)
Municipals	359.8	(13.5)	107.5	(6.3)	467.3	(19.8)
Agency residential mortgage-backed securities	9.9	—	0.6	—	10.5	—
Non-agency residential mortgage-backed securities	335.9	(7.6)	96.7	(2.5)	432.6	(10.1)
U.S. Government	127.9	(2.5)	39.7	(0.3)	167.6	(2.8)
Total available-for-sale securities	$3,556.5	$(93.6)	$1,171.4	$(46.4)	$4,727.9	$(140.0)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						448
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						156
Total number of available-for-sale securities in an unrealized loss position						604

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$329.3	$(4.5)	$81.5	$(0.7)	$410.8	$(5.2)
Commercial-mortgage-backed securities	26.6	(0.5)	4.8	(1.1)	31.4	(1.6)
Corporates	3,457.2	(175.0)	186.0	(10.1)	3,643.2	(185.1)
Equities	118.6	(9.2)	32.2	(1.1)	150.8	(10.3)
Hybrids	52.0	(3.3)	—	—	52.0	(3.3)
Municipals	333.3	(27.3)	144.4	(13.4)	477.7	(40.7)
Agency residential mortgage-backed securities	9.8	(0.2)	1.1	(0.1)	10.9	(0.3)
Non-agency residential mortgage-backed securities	325.2	(12.2)	69.9	(1.2)	395.1	(13.4)
U.S government	753.9	(3.9)	—	—	753.9	(3.9)
Total available-for-sale securities	$5,405.9	$(236.1)	$519.9	$(27.7)	$5,925.8	$(263.8)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						588
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						78
Total number of available-for-sale securities in an unrealized loss position						666
At March 31, 2014 and September 30, 2013, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments. Agency residential mortgage-backed securities had positions with an unrealized loss less than $0.1 as of March 31, 2014.
At March 31, 2014 and September 30, 2013, securities with a fair value of $1.0 and $60.9, respectively, were depressed greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1% of the carrying values of all investments.
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity securities held by the Company for the three months and six ended March 31, 2014, and March 31, 2013, for which a portion of the OTTI was recognized in AOCI:

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Beginning balance	$2.7	$2.7	$2.7	$2.7
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—	—	—	—
Other-than-temporary impairment was not previously recognized	—	—	—	—
Ending balance	$2.7	$2.7	$2.7	$2.7
The company recognized $0.0 of impairment losses in operations during three and six months ended March 31, 2014. For the three and six months ended March 31, 2013, the Company recognized impairment losses in operations totaling $0.4 and $0.9, including credit impairments of $0.1 and $0.3, and change-of-intent impairments of $0.3 and $0.6 and had an amortized cost of $2.7 and a fair value of $1.8 at March 31, 2013.

Details underlying write-downs taken as a result of OTTI that were recognized in net income and included in net realized gains on securities were as follows:

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
OTTI recognized in net income:
Non-agency residential mortgage-backed securities	$—	$0.4	$—	$0.9
Total OTTI	$—	$0.4	$—	$0.9

The portion of OTTI recognized in AOCI is disclosed in the Statement of Comprehensive Income.

Net Investment Income

The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Fixed maturity available-for-sale securities	$175.4	$165.0	$350.7	$328.3
Equity available-for-sale securities	4.9	2.9	9.3	8.2
Related party loans	1.7	1.4	3.5	5.9
Policy loans	0.1	0.2	0.3	0.4
Invested cash and short-term investments	0.1	0.4	0.2	1.2
Other investments	6.0	0.8	11.2	1.1
Gross investment income	188.2	170.7	375.2	345.1
Investment expense	(3.9)	(2.8)	(7.5)	(6.9)
Net investment income	$184.3	$167.9	$367.7	$338.2

Net investment (losses) gains

Details underlying “Net investment (losses) gains” reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net realized gains on fixed maturity available-for-sale securities	$6.1	$72.6	19.7	244.6
Realized gains (losses) on equity securities	0.3	1.9	(1.4)	1.9
Net realized gains on securities	6.4	74.5	18.3	246.5
Realized gains on certain derivative instruments	44.9	29.6	99.8	45.3
Unrealized (losses) gains on certain derivative instruments	(24.3)	102.6	36.7	61.4
Change in fair value of reinsurance related embedded derivative	(28.8)	—	(33.1)	—
Realized (losses) gains on derivatives and reinsurance related embedded derivative	(8.2)	132.2	103.4	106.7
Realized (losses) on other invested assets	0.1	—	—	—
Net investment (losses) gains	$(1.7)	$206.7	$121.7	$353.2
For the three and six months ended March 31, 2014, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $964.2 and $2,627.9, gross gains on such sales totaled $7.8 and $22.2 and gross losses totaled $1.7 and $2.5, respectively.
For the three and six months ended March 31, 2013, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities, totaled $3,323.2 and $5,738.3, gross gains on such sales totaled $71.0 and $249.0 and gross losses totaled $0.1 and $0.6, respectively.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	March 31, 2014	September 30, 2013
Assets:
Derivative investments:
Call options	$271.5	$221.8
Futures contracts	1.5	—
Other Assets:
Reinsurance related embedded derivative	84.9	118.0
	$357.9	$339.8

Liabilities:
Contractholder funds:
FIA embedded derivative	$1,718.7	$1,544.4
Funds withheld for reinsurance liabilities
Call options payable to FSRCI	25.0	22.8
Other liabilities:
Futures contracts	—	1.0
	$1,743.7	$1,568.2

The change in fair value of derivative instruments included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Revenues:
Net investment gains (losses):
Call options	$19.3	$118.5	$122.1	$97.6
Futures contracts	1.3	13.7	14.4	9.1
Reinsurance related embedded derivative	(28.8)	—	(33.1)	—
	$(8.2)	$132.2	$103.4	$106.7
Benefits and other changes in policy reserves:
FIA embedded derivatives	$74.0	$122.5	$174.3	$88.8
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
Credit Risk
The Company is exposed to credit loss in the event of nonperformance by its counterparties on the call options and reflects assumptions regarding this nonperformance risk in the fair value of the call options. The nonperformance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. The Company maintains a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.

Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		March 31, 2014				September 30, 2013
Counterparty	Credit Rating (Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/A	$2,018.2	$83.0	$41.1	$41.9	$2,037.8	$70.7	$—	$70.7
Deutsche Bank	A2/A	2,265.3	81.9	45.7	36.2	1,620.4	51.7	23.0	28.7
Morgan Stanley	A3/A	2,143.3	89.9	63.2	26.7	2,264.1	75.7	49.0	26.7
Royal Bank of Scotland	BBB+/Baa2	114.7	8.1	—	8.1	364.3	20.3	—	20.3
Barclay's Bank	A2/A	260.4	8.6	—	8.6	120.8	3.4	—	3.4
		$6,801.9	$271.5	$150.0	$121.5	$6,407.4	$221.8	$72.0	$149.8
(a) Credit rating as of March 31, 2014.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of March 31, 2014 and September 30, 2013, counterparties posted $150.0 and $72.0 of collateral of which $108.9 and $72.0 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Condensed Consolidated Balance Sheets. The remaining, $41.1 of non-cash collateral was held by a third-party custodian at March 31, 2014. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $121.5 and $149.8 at March 31, 2014 and September 30, 2013, respectively.
The Company held 1,990 and 1,693 futures contracts at March 31, 2014 and September 30, 2013, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying Condensed Consolidated Balance Sheets. The amount of collateral held by the counterparties for such contracts was $8.6 and $5.9 at March 31, 2014 and September 30, 2013, respectively.

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

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, with the exception of investment contracts, a portion of related party loans, portions of other invested assets and debt, are summarized according to the hierarchy previously described, as follows:

	March 31, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$701.5	$—	$—	$701.5	$701.5
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,778.3	47.4	1,825.7	1,825.7
Commercial mortgage-backed securities	—	486.6	—	486.6	486.6
Corporates	—	9,865.1	657.0	10,522.1	10,522.1
Hybrids	—	451.6	—	451.6	451.6
Municipals	—	1,204.4	35.6	1,240.0	1,240.0
Agency residential mortgage-backed securities	—	99.4	—	99.4	99.4
Non-agency residential mortgage-backed securities	—	1,847.1	—	1,847.1	1,847.1
U.S. Government	181.5	211.1	—	392.6	392.6
Equity securities available-for-sale	—	353.1	—	353.1	353.1
Derivative financial instruments	—	273.0	—	273.0	273.0
Reinsurance related embedded derivative, included in other assets	—	84.9	—	84.9	84.9
Related party loans and investments	—	—	145.7	145.7	145.7
Other invested assets	—	—	323.4	323.4	323.4
Total financial assets at fair value	$883.0	$16,654.6	$1,209.1	$18,746.7	$18,746.7
Liabilities
Derivatives:
FIA embedded derivatives, included in contractorholder funds	$—	$—	$1,718.7	$1,718.7	$1,718.7
Investment contracts, included in contractholder funds	—	—	12,872.3	12,872.3	14,279.6
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	25.0		25.0	25.0
Debt	—	300.0	—	300.0	300.0
Total financial liabilities at fair value	$—	$325.0	$14,591.0	$14,916.0	$16,323.3

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,204.3	$—	$—	$1,204.3	$1,204.3
Fixed maturity securities, available-for-sale:			—
Asset-backed securities	—	1,518.1	246.4	1,764.5	1,764.5
Commercial mortgage-backed securities	—	448.7	5.6	454.3	454.3
Corporates	—	8,957.2	461.1	9,418.3	9,418.3
Hybrids	—	428.8	—	428.8	428.8
Municipals	—	1,007.0	—	1,007.0	1,007.0
Agency residential mortgage-backed securities	—	98.6	—	98.6	98.6
Non-agency residential mortgage-backed securities	—	1,368.1	—	1,368.1	1,368.1
U.S. Government	790.9	210.9	—	1,001.8	1,001.8
Equity securities available-for-sale	—	271.1	—	271.1	271.1
Derivative financial instruments	—	221.8	—	221.8	221.8
Reinsurance related embedded derivative, included in other assets	—	118.0	—	118.0	118.0
Related party loans and investments	—	—	119.0	119.0	119.0
Other invested assets	—	—	188.2	188.2	188.2
Total financial assets at fair value	$1,995.2	$14,648.3	$1,020.3	$17,663.8	$17,663.8
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,544.4	$1,544.4	$1,544.4
Derivative instruments: futures contracts	—	1.0	—	1.0	1.0
Investment contracts, included in contractholder funds	—	—	12,378.6	12,378.6	13,703.8
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	22.8	—	22.8	22.8
Debt	—	300.0	—	300.0	300.0
Total financial liabilities at fair value	$—	$323.8	$13,923.0	$14,246.8	$15,572.0
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
The Company did not adjust prices received from third parties as of March 31, 2014 and September 30, 2013. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.

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
Investment contracts include deferred annuities, FIAs, indexed universal life policies (“IULs”) and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At March 31, 2014 and September 30, 2013, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Other Invested Assets
Fair value of our loan participation interest securities has been assessed to be equal to the unpaid principal balance of the participation interest as of March 31, 2014. In making this assessment the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date and March 31, 2014, the primary market participant for these securities and the short-term maturity of these loans (less than 1 year).
All of the other financial instruments included in other investments, primarily commercial mortgage loans ("CMLs") and policy loans, are carried at amortized cost which approximates fair value. Information on determining the carry value of these investments is described below:
In September 2013, the Company initiated a commercial loan program with Principal Real Estate Investors ("Principal"). The Company has funded eight CMLs originated and serviced by Principal with a fair value of $116.5 at March 31, 2014 which is equal to amortized cost as these loans were recently originated and are performing in good standing with no material credit concerns with the borrower or the property. Principal monitors the status of the payment obligations, the credit quality of the borrower and the property as well as for other events that may impact the performance and principal repayment of the CMLs. Additionally, the Company reviews Principal's valuation methodologies and processes to perform assessments. A CMLs' good standing and payment obligations are material factors in evaluating CMLs carrying value. At March 31, 2014, all eight CMLs are performing in good standing and there are no credit or other events which would require impairment evaluation.
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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2014 and September 30, 2013 are as follows:

	Fair Value at			Range (Weighted average)
	March 31, 2014	Valuation Technique	Unobservable Input(s)	March 31, 2014
Assets
Asset-backed securities	$47.4	Broker-quoted	Offered quotes	95.50% -101.36% (98.56%)
Corporates	591.2	Broker-quoted	Offered quotes	0.00% - 120.00% (93.74%)
Corporates	65.8	Market Pricing	Quoted prices	93.84% - 137.97% (99.11%)
Municipal	35.6	Broker-quoted	Offered quotes	101.80%
Salus preferred equity, included in related party loans and investments	33.4	Market- approach	Yield	8%-9.5%
Salus 2013 Participations, included in other invested assets	193.4	Market Pricing	Offered quotes	100.00%
Total	$966.8
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$1,718.7	Discounted cash flow	Market value of option	0% - 43.57% (3.58%)
			SWAP rates	1.80% - 2.84% (2.34%)
			Mortality multiplier	80%
			Surrender rates	0.50% - 75% (7%)
			Non-performance spread	0.25%
Total liabilities at fair value	$1,718.7

	Fair Value at			Range (Weighted average)
	September 30, 2013	Valuation Technique	Unobservable Input(s)	September 30, 2013
Assets
Asset-backed securities	$246.5	Broker-quoted	Offered quotes	100.00% - 107.25% (100.91%)
Corporates	404.5	Broker-quoted	Offered quotes	0.00% - 113.00% (90.45%)
Corporates	56.6	Market Pricing	Quoted prices	90.06% - 130.92% (97.19%)
Commercial mortgage-backed securities	5.6	Broker-quoted	Offered quotes	95.50%
Salus 2013 Participations, included in other invested assets	157.0	Market Pricing	Offered quotes	100.00%
Total	$870.2
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$1,544.4	Discounted cash flow	Market value of option	0% - 38.24% (3.82%)
			SWAP rates	1.54% - 2.77% (2.16%)
			Mortality multiplier	80%
			Surrender rates	0.50% - 75% (7%)
			Non-performance spread	0.25%
Total liabilities at fair value	$1,544.4

The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at March 31, 2014 and September 30, 2013, is based on the 2000 annuity tables and assumes the contractholder population is 50% female and 50% male. Significant increases

(decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Condensed Consolidated Statements of Operations.
The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended March 31, 2014 and March 31, 2013 respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2014
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales, & Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$250.8	$—	$(0.7)	$—	$(202.7)	$47.4
Commercial mortgage-backed securities	6.0	—	—	—	(6.0)	—
Corporates	607.1	—	10.2	39.7	—	657.0
Municipals	34.4	—	1.2	—	—	35.6
Salus preferred equity, included in related party loans and investments	—	—	—	33.4	—	33.4
Salus 2013 Participations, included in other invested assets	199.6	—	—	(6.2)	—	193.4
Total assets at Level 3 fair value	$1,097.9	$—	$10.7	$66.9	$(208.7)	$966.8
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,644.7	$74.0	$—	$—	$—	$1,718.7
Total liabilities at Level 3 fair value	$1,644.7	$74.0	$—	$—	$—	$1,718.7

(a) This includes a $6.0 transfer to asset-backed securities from commercial mortgage-backed securities, the remaining transfers were from level 3 to level 2.

	Six months ended March 31, 2014
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales, & Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$246.5	$—	$(1.4)	$5.0	$(202.7)	$47.4
Commercial mortgage-backed securities	5.6	—	0.4	—	(6.0)	—
Corporates	461.1	—	4.0	191.9	—	657.0
Municipals	—	—	0.6	35.0	—	35.6
Salus preferred equity, included in related party loans and investments	—	—	—	33.4	—	33.4
Salus 2013 Participations, included in other invested assets	157.0	—	—	36.4	—	193.4
Total assets at Level 3 fair value	$870.2	$—	$3.6	$301.7	$(208.7)	$966.8
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,544.4	$174.3	$—	$—	$—	$1,718.7
Total liabilities at Level 3 fair value	$1,544.4	$174.3	$—	$—	$—	$1,718.7

(a) This includes a $6.0 transfer to asset-backed securities from commercial mortgage-backed securities, the remaining transfers were from level 3 to level 2.

	Three months ended March 31, 2013
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales, & Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$5.3	$—	$—	$—	$—	$5.3
Commercial mortgage-backed securities	6.1	—	0.1	—	—	6.2
Corporates	256.1	(0.1)	3.1	131.3	(33.9)	356.5
Hybrids	5.0	—	—	—	(5.0)	—
Equity securities available-for-sale	—	—	—	10.0	—	10.0
Salus preferred equity, included in related party loans and investments	32.0	—	—	—	—	32.0
Total assets at Level 3 fair value	$304.5	$(0.1)	$3.2	$141.3	$(38.9)	$410.0
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,517.1	$122.5	$—	$—	$—	$1,639.6
Total liabilities at Level 3 fair value	$1,517.1	$122.5	$—	$—	$—	$1,639.6

(a) The net transfers in and out of Level 3 during the three months ended March 31, 2013 were exclusively to or from Level 2.

	Six months ended March 31, 2013
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales, & Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$15.9	$—	$—	$—	$(10.6)	$5.3
Commercial mortgage-backed securities	5.0	—	0.1	1.0	0.1	6.2
Corporates	135.3	(0.3)	1.1	254.1	(33.7)	356.5
Hybrids	8.9	—	(0.2)	—	(8.7)	—
Equity securities available-for-sale	—	—	—	10.0	—	10.0
Salus preferred equity, included in related party loans and investments	32.0	—	—	—	—	32.0
Total assets at Level 3 fair value	$197.1	$(0.3)	$1.0	$265.1	$(52.9)	$410.0
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,550.8	$88.8	$—	$—	$—	$1,639.6
Total liabilities at Level 3 fair value	$1,550.8	$88.8	$—	$—	$—	$1,639.6

(a)	The net transfers in and out of Level 3 during the six months ended March 31, 2013 were exclusively to or from Level 2.

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three or six months ended March 31, 2014. We transferred $79.3 U.S. Government securities from Level 1 into Level 2 for the three and six months ended March 31, 2013 reflecting the level of market activity in these instruments.

Primary market issuance and secondary market activity for certain asset-backed, hybrid and corporate securities during the three months and six months ended March 31, 2014 and March 31, 2013 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of March 31. 2014 and March 31, 2013. Accordingly, the Company’s assessment resulted in net transfers out of Level 3 of $208.7 related to asset backed securities during the three and six months ended March 31, 2014 and of $38.9 and $52.9 related to corporate and hybrid securities during the three and six months ended March 31, 2013, respectively.

The following tables present the gross components of purchases, sales, and settlements, net, of Level 3 financial instruments for the three and six months ended March 31, 2014 and March 31, 2013, respectively. There were no issuances during these periods.

	Three months ended March 31, 2014
	Purchases	Sales	Settlements	Net Purchases, Sales, & Settlements
Assets
Fixed maturity securities available-for-sale:
Corporates	$41.6	$—	$(1.9)	$39.7
Related party loans and investments	33.4	—	—	33.4
Other invested assets	27.3	—	(33.5)	(6.2)
Total assets at fair value	$102.3	$—	$(35.4)	$66.9

	Six months ended March 31, 2014
	Purchases	Sales	Settlements	Net Purchases, Sales, & Settlements
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$5.0	$—	$—	$5.0
Corporates	194.3	—	(2.4)	191.9
Municipal	35.0	—	—	35.0
Related party loans and investments	33.4	—	—	33.4
Other invested assets	105.0	—	(68.6)	36.4
Total assets at fair value	$372.7	$—	$(71.0)	$301.7

	Three months ended March 31, 2013
	Purchases	Sales	Settlements	Net Purchases, Sales, & Settlements
Assets
Fixed maturity securities available-for-sale:
Corporates	$144.3	—	$(13.0)	$131.3
Equity securities available-for-sale	10.0	—	—	10.0
Total assets at fair value	$154.3	$—	$(13.0)	$141.3

	Six months ended March 31, 2013
	Purchases	Sales	Settlements	Net Purchases, Sales, & Settlements
Assets
Fixed maturity securities available-for-sale:
Commercial mortgage-backed securities	$1.0	$—	$—	$1.0
Corporates	277.4	(9.6)	(13.7)	254.1
Equity securities available-for-sale	10.0	—	—	10.0
Total assets at fair value	$288.4	$(9.6)	$(13.7)	$265.1

(7) Intangible Assets
Information regarding VOBA and DAC which includes deferred sales inducement, is as follows:

	VOBA	DAC	Total
Balance at September 30, 2012	$104.3	$169.2	$273.5
Deferrals	—	71.5	71.5
Less: Amortization related to:
Unlocking	21.9	4.2	26.1
Interest	10.6	5.3	15.9
Periodic amortization	(108.3)	(32.1)	(140.4)
Add: Adjustment for unrealized investment gains/losses	61.8	(11.6)	50.2
Balance at March 31, 2013	$90.3	$206.5	$296.8

	VOBA	DAC	Total
Balance at September 30, 2013	$225.3	$338.5	$563.8
Deferrals	—	115.8	115.8
Less: Amortization related to:
Unlocking	11.9	1.5	13.4
Interest	7.3	7.0	14.3
Periodic amortization	(38.9)	(23.0)	(61.9)
Add: Adjustment for unrealized investment gains/losses	(63.0)	(42.1)	(105.1)
Balance at March 31, 2014	$142.6	$397.7	$540.3

Amortization of VOBA and DAC is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the statement of operations. As of March 31, 2014 and September 30, 2013, the VOBA balance included cumulative adjustments for net unrealized investment gains/losses of $144.5 and $81.4 respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains/losses of $23.5 and $18.6, respectively.
The above DAC balances include $29.5 and $26.2 of deferred sales inducements, net of shadow adjustments, as of March 31, 2014 and September 30, 2013, respectively.
The weighted average amortization period for VOBA is approximately 5.0 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2014	$18.7
2015	44.4
2016	39.6
2017	32.5
2018	26.3
Thereafter	125.5

(8) Long Term Debt
In March 2013, FGL's wholly owned subsidiary, Fidelity & Guaranty Life Holdings, Inc. ("FGLH"), issued $300.0 aggregate principal amount of its 6.375% senior notes (“Notes Offering”) due April 1, 2021, at par value, which FGLH may elect to redeem after April 1, 2015. Interest payments are due semi-annually, April 1 and October 1, commencing October 1, 2013, and total interest expense was $4.8 and $9.6 for the three and six months ended March 31, 2014, respectively.
In connection with the Notes Offering, FGL capitalized $10.2 of debt issue costs. The fees are classified as “Other assets” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014 and are being amortized over the redemption date using the straight-line method over the remaining term of the debt, of which $0.8 and $1.7 has been amortized for the three and six months ended March 31, 2014, respectively.
(9)    Equity

On November 26, 2013, the Company’s board of directors increased the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 100 thousand to 500,000 thousand and approved a stock split of the issued and outstanding shares of common stock at a ratio of 4,700-for-1, resulting in 47,000 thousand shares outstanding. Net income per common share and the weighted average common shares used in computing net income per share for the three and six months ended March 31, 2014 and 2013, included in the Company’s Consolidated Statement of Operations, have been adjusted to give effect to the stock split. Likewise, the amount of shares authorized, issued, and outstanding disclosed in the Company’s Consolidated Balance sheets have also been adjusted.

In December 2013 the Company issued 9,750 thousand shares of common stock as well as 58 thousand unrestricted shares to its directors in connection with its initial public offering ("IPO") and began trading on the New York Stock Exchange under the ticker symbol "FGL." FGL also granted the underwriters an option to purchase an additional 1,463 thousand shares of common stock that was subsequently exercised. Subsequent to the offering HGI indirectly held 47,000 thousand shares of FGL's outstanding common stock, representing an 80.4% interest at March 31, 2014.

On December 18, 2013, the Company received net proceeds from the IPO of $172.5. A portion of the proceeds were used to pay a special dividend of $43.0 to HGI.

On March 3, 2014, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend was paid on March 31, 2014 to shareholders of record as of the close of business on March 17, 2014. The total cash payment of $3.9 (based on fully vested, outstanding shares of 58,271 thousand) was funded from the IPO proceeds.

(10) Stock Compensation

In conjunction with the IPO, on November 7, 2013, FGL’s Board of Directors adopted a long term stock-based incentive plan (the “FGL 2013 Stock Incentive Plan” or the “Omnibus Plan”) under which certain officers, employees, directors and consultants are eligible to receive equity based awards. The Omnibus Plan was approved by the stockholder on November 19, 2013, became effective on December 12, 2013 and expires in December 2023. FGL’s Compensation Committee approved the granting of awards under the Omnibus Plan to certain employees, officers and directors (other than the members of the Compensation Committee). In addition, FGL’s Board of Directors approved the granting of awards to members of FGL’s Compensation Committee (the “Compensation Committee Awards”). The Compensation Committee Awards were not made under the Omnibus Plan; however, these awards will be construed and administered as if subject to the terms of the Omnibus Plan. FGL’s Board of Directors and stockholder also approved the granting of unrestricted common shares to its directors in lieu of cash compensation at the election of each individual director (the “Unrestricted Share Awards”). The Omnibus Plan, Compensation Committee Awards and the Unrestricted Share Awards are collectively referred to as the “FGL Plans” and are accounted for as equity plans. New shares are issued to satisfy stock option exercises. As of the date the stock awards are approved and communicated to the recipient, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period, and is recognized as an increase to Additional paid-in capital in stockholders’ equity.

Prior to the initial public offering, FGL did not offer stock-based compensation plans to any of its directors, employees or the directors or employees of its subsidiaries.

FGL’s principal subsidiary, FGLH, sponsors stock-based incentive plans and dividend equivalent plans (“DEPs”) for its employees (the “FGLH Plans”). Awards under the FGLH Plans are based on the common stock of FGLH. In 2013, FGLH determined that all equity awards will be settled in cash when exercised and therefore are classified as liability plans. For these awards, the settlement value is classified as a liability, in "Other liabilities", on the Consolidated Balance Sheets and the liability is adjusted to the current fair value through net income at the end of each reporting period, which causes volatility in net income (loss) as a result of changes in the fair value of FGLH’s stock. The fair value of stock options is determined using a Black-Scholes options valuation methodology and the fair value of restricted stock units is based upon the fair value of FGLH’s stock. In connection with the IPO, the FGLH plans were frozen and no new awards will be granted under these plans. Outstanding awards will be permitted to vest in accordance with the award agreements and will be cash settled upon vesting or exercise.

The Company recognized total stock compensation expense related to the FGL Plans and FGLH Plans as follows:

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
FGL Plans
Stock options	$0.1	$—	$0.1	$—
Restricted shares	0.3	—	0.3	—
Performance restricted stock units	0.7	—	0.8	—
Unrestricted shares	—		1.0	—
	1.1	—	2.2	—
FGLH Plans
Stock Incentive Plan - stock options	3.1	0.2	5.9	0.9
2011 DEP	0.3	0.2	0.6	0.4
Amended and Restated Stock Incentive Plan - stock options	2.7	—	5.0	—
Amended and Restated Stock Incentive Plan - restricted stock units	0.4	0.2	1.1	0.2
2012 DEP	0.1	0.2	0.2	0.2
	6.6	0.8	12.8	1.7
Total stock compensation expense	7.7	0.8	15.0	1.7
Related Tax Benefit	2.7	0.3	5.3	0.6
Net stock compensation expense	$5.0	$0.5	$9.7	$1.1

The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the Condensed Consolidated Statements of Operations.

Total compensation expense related to the FGL Plans and FGLH Plans not yet recognized as of March 31, 2014 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Plans
Stock options	$0.8	2.7
Restricted shares	2.6	2.7
Performance restricted stock units	7.5	2.5
Unrestricted shares	—	N/A
	10.9
FGLH Plans
Stock Incentive Plan	1.8	0.5
2011 DEP	—	0.0
Amended and Restated Stock Incentive Plan - stock options	3.6	1.7
Amended and Restated Stock Incentive Plan - restricted stock units	2.3	1.7
2012 DEP	0.9	2.0
	8.6
Total unrecognized stock compensation expense	$19.5	2.1

FGL Plans

FGL’s Compensation Committee is authorized to grant up to 2,838 thousand equity awards under the FGL Plans. On December 12, 2013, FGL granted 239 thousand stock options to certain officers, directors and other key employees under the Omnibus Plan and 10 thousand stock options to Compensation Committee members. These stock options vest in equal installments over a period of three years and expire on the seventh anniversary of the grant date. The total fair value of the option grants to certain officers and directors on the grant date was $0.6 and the total fair value of the option grants to other key employees on the grant date was $0.3. At March 31, 2014, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $1.6, $0 and $1.6, respectively. During both the six months ended March 31, 2014 and 2013 the intrinsic value of stock options exercised was $0.

A summary of FGL’s outstanding stock options as of March 31, 2014, and related activity during the three month period, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2013	—	$—	$—
Granted	249	17.00	3.76
Exercised	—	—	—
Forfeited or expired	(2)	17.00	5.26
Stock options outstanding at March 31, 2014	247	17.00	3.74
Exercisable at March 31, 2014	—
Vested or expected to vest at March 31, 2014	242	17.00	3.71
The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model and based on the value of FGL's common stock:

2014
Risk-free interest rate	1.4%
Assumed dividend yield	1.5%
Expected option term	4.5 years
Volatility	25%

The dividend yield is based on the expected dividend rate during the expected life of the option. Expected volatility is based on the implied volatility of exchange-traded securities for life insurance companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of the options granted represents the weighted-average period of time from the grant date to the date of exercise, expiration or cancellation based upon a simplified method.
On December 12, 2013, FGL also granted 96 thousand restricted shares to certain officers and directors under the Omnibus Plan and 11 thousand restricted shares to Compensation Committee members. In addition, FGL granted 64 thousand restricted shares to other key employees on December 12, 2013; however, these awards were not communicated to the recipients until January 30, 2014 which was determined to be the grant date for accounting purposes. These shares vest in equal installments over a period of three years and expire on the seventh anniversary of the grant date. The total fair value of the restricted shares granted to certain officers and directors on their grant date was $1.8 and the total fair value of the restricted shares granted to other key employees on the grant date was $1.2.
The restricted shares are entitled to any cash dividends paid on FGL’s stock prior to vesting of the restricted shares. The cash dividends are held by FGL until the shares become vested and are paid to the recipient at that time or are forfeited if the restricted shares do not vest.
A summary of FGL’s restricted shares outstanding as of March 31, 2014, and related activity during the six months then ended, are as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at September 30, 2013	—	$—
Granted	171	18.11
Forfeited or expired	(3)	19.98
Restricted shares outstanding at March 31, 2014	168	18.08
Exercisable at March 31, 2014	—	—
Vested or expected to vest at March 31, 2014	164	18.03

On December 12, 2013, FGL also granted 469 thousand performance restricted stock units (“PRSUs”) to senior executive officers under the Omnibus Plan. In addition, FGL granted 72 thousand PRSUs to a new senior executive officer on January 22, 2014. The award was communicated to and accepted by the senior executive officer on January 27, 2014. These units vest on September 30, 2016, contingent on the satisfaction of performance criteria and on the officer's continued employment unless otherwise noted in the agreement. The total fair value of the PRSUs on the grant date of December 12, 2013 was $8.0 and the total fair value of the PRSUs awarded to the senior executive officer on the grant date of January 27, 2014 was $1.4.
PRSUs subject to vesting are adjusted based on yearly performance, which is evaluated on two non-GAAP measures: (1) adjusted operating income, and (2) return on equity.
A summary of PRSUs outstanding as of March 31, 2014, and related activity during the six months then ended, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Weighted Average Grant Date Fair Value
PRSUs outstanding at September 30, 2013	—	$—
Granted	541	17.37
Forfeited or expired	—	—
PRSUs outstanding at March 31, 2014	541	17.37
Exercisable at March 31, 2014	—
Vested or expected to vest at March 31, 2014	541	17.37

Additionally, on December 12, 2013, FGL granted unrestricted shares totaling 58 thousand to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $1.0.
FGLH Plans

A summary of FGLH's outstanding stock options as of March 31, 2014 and changes during the six months then ended are as follows (share amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price (a)
Stock options outstanding at September 30, 2013	335	$44.23
Granted	—	—
Exercised	(28)	41.79
Forfeited or expired	(3)	46.43
Stock options outstanding at March 31, 2014	304	44.43
Exercisable at March 31, 2014	129	42.56
Vested or expected to vest at March 31, 2014	297	44.37

(a)	The exercise price is based on the value of FGLH’s common stock, not the value of the Company’s common stock. The fair value of FGLH stock at March 31, 2014 is $107.48.

At March 31, 2014, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $19.2, $8.4 and $18.7, respectively. The intrinsic value of stock options exercised during the six months ended March 31, 2014 and 2013 was $2.4 and $0.2, respectively.

A summary of FGLH's restricted stock units outstanding as of March 31, 2014 and related activity during the six months then ended is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value (a)
Restricted shares outstanding at September 30, 2013	46	$49.60
Granted	—	—
Exercised	(15)	49.45
Forfeited or expired	(1)	49.45
Restricted shares outstanding at March 31, 2014	30	49.59
Exercisable at March 31, 2014	—
Restricted stock vested or expected to vest at March 31, 2014	27	49.59

(a)	Fair value is based on the value of FGLH’s common stock, not the value of the Company’s common stock.

(11) Income Taxes

The provision for income taxes represents federal income taxes. The effective tax rate for the three and six month period ended March 31, 2014 was 283.7% and (31.8)%, respectively. The effective tax rate for the three and six month period ended March 31, 2013 was 33.5% and 33.0%. The effective tax rate on pre-tax income differs from the U.S Federal statutory rate primarily due to current period changes to the Company’s valuation allowance offsetting its deferred tax asset position. The Company recognized a partial valuation allowance release of $35.0 million for the three and six month periods due to the adoption of a prudent and feasible tax planning strategy that makes it more likely than not that a portion of its capital loss carry forward deferred tax assets will now be realized.
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
During the current reporting quarter, market conditions changed sufficiently that Management determined it was prudent and feasible to adopt a new tax planning strategy. The strategy involves repositioning a portion of the investment portfolio to trigger $100.0 million in net unrealized built-in gain (“NUBIG”) securities. The sale of these assets will result in an increase to the Company’s Section 382 limit (i.e. the “adjusted limit”), enabling the Company to utilize capital loss carry forwards that will offset NUBIG-related gains. This strategy makes it more likely than not that the amount of capital loss carryforwards needed to offset those gains will be utilized. Therefore, a partial release of the valuation allowance offsetting the deferred tax asset related to capital loss carry forwards was recorded at the March 31, 2014 reporting date. Management intends to execute the transactions prior to the expiration of Section 382-limited capital loss carry forwards. The Company currently has capital loss carry forwards of $52.3 million that expire December 31, 2014 and $277.5 million that are set to expire December 31, 2015.

Key considerations in the Company’s decision supporting adoption of the planning strategy include wider spreads in specific credit markets, increased range of executable reinvestment opportunities, and an enhanced focus on managing and increasing the Company’s Statutory Interest Maintenance Reserve (“IMR”) balance and capital position providing increased flexibility in volatile interest rate and credit spread markets.
The Company has recorded a partial valuation allowance of $123.4 million against its gross deferred tax assets of $296.6 million as of March 31, 2014. The March 31, 2014 valuation allowance is an offset to capital loss carryforwards (post tax planning strategy execution) expected to expire, as well as non-life company deferred tax assets that will more likely than not be recovered due to lack of forecasted taxable income in the non-life segment.
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

(12) Commitments and Contingencies
Contingencies
Regulatory and Litigation Matters
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At March 31, 2014, FGL has accrued $4.8 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4.6.
The Company has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the "Death Master File") and compliance with state claims practices regulation. To date, the Company has received inquiries from authorities in Maryland, Minnesota and New York. The New York Insurance Department issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities, and retained asset accounts. Legislation requiring insurance companies to use the Death Master File to identify potential claims has recently been enacted in Maryland and other states. As a result of these legislative and regulatory developments, in May 2012, the Company undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. During fiscal 2012, the Company incurred an $11.0 benefit expense, net of reinsurance, to increase reserves to cover potential benefits payable resulting from this ongoing effort. Based on its analysis to date, and management’s estimate, the Company believes the remaining accrual will cover the reasonably estimated liability arising out of these developments. In addition, the Company has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states.  The Company has established a contingency of $2.0, the mid-point of an estimated range of $1.0 to $3.0, related to the external legal costs and administrative costs of said audits and examinations. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.
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
On July 18, 2011, a putative class action Complaint was filed in the United States District Court for the Central District of California, captioned Eddie L. Cressy v. OM Financial Life Insurance Company, et. al., Case No. 2:2011-cv-05871. The Plaintiff asked the Court to certify the action as a class action on behalf of both a nationwide and a California class defined as certain persons who were sold OM Financial Life Insurance equity-indexed universal life insurance policies.
The Plaintiff alleged, inter alia, that the Plaintiff and members of the putative class relied on defendants’ advice to purchase unsuitable insurance policies. After extensive motion practice, the federal court dismissed the federal causes of action, with prejudice, and, on May 9, 2013, declined to exercise supplemental jurisdiction over the state law claims, dismissed the state law claims, without prejudice, and granted the Plaintiff leave to re-file the state law claims in California state court.
On July 5, 2013, the Plaintiff filed a putative class action captioned Eddie L. Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. in the Superior Court of California, County of Los Angeles, at No. BC-514340. The state court Complaint asserts, inter alia, that the Plaintiff and members of the putative class relied on Defendants’ advice in purchasing unsuitable equity-indexed insurance policies. The Plaintiff seeks to certify a class defined as “all persons who reside or are located in the state of California who were sold OM Financial/FGL Insurance equity-indexed universal life insurance policies as an investment.”
On April 4, 2014, the Plaintiff, FGL Insurance and the other two defendants signed a Settlement Agreement, pursuant to which FGL Insurance has agreed to pay a total of $5.3 to settle the claims of a nationwide class consisting, with certain exclusions, of all persons who own or owned an OM Financial/FGL Insurance indexed universal life insurance policy issued from January 1, 2007 through March 31, 2014, inclusive.  As part of the settlement, FGL Insurance agreed to certification of the nationwide class for settlement purposes only. An amended Settlement Agreement was filed with the Court on April 23, 2014 as part of the Plaintiff’s Unopposed Motion for Preliminary Approval of Settlement and Conditional Class Certification, which is scheduled to be heard by the Court on May 21, 2014. FGL Insurance has the right to unilaterally terminate the settlement if either: (i) 100 policyholders or (ii) policyholders representing more than one percent (1%) of the total premiums paid opt out of or object to the settlement. The settlement is subject to other conditions and the Court’s final approval.

At March 31, 2014, the Company estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9.2 and established a liability for the unpaid portion of the estimate of $7.1. Based on the information currently available the Company does not expect the actual cost for settlement, legal fees and other related cost to differ materially from the amount accrued. The Company is seeking indemnification from OM Group (UK) Limited (“OMGUK”) under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”) between HFG and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. The Company has established an amount recoverable from OMGUK for the amount of $4.5, the collection of which the Company believes is probable. The actual amount recovered from OMGUK could be greater or less than the Company’s estimate, but the Company anticipates that the amount recovered will not be materially different than its current estimate. The settlement, legal fees and other costs related to this class action and the amount recoverable from OMGUK is presented net in the income statement in the caption “Benefits and other changes in policy reserves.”
In light of the inherent uncertainties involved in the matter described above and uncertainties in litigation generally, there can be no assurance that this litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
Guarantees
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
The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the three and six months ended March 31, 2014 and March 31, 2013 were as follows:

	Three months ended				Six months ended
	March 31, 2014		March 31, 2013		March 31, 2014		March 31, 2013
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$67.0	$256.3	$69.9	$289.3	$134.7	$552.8	$142.4	$428.9
Assumed	9.5	6.3	3.3	1.0	18.8	12.4	15.4	7.5
Ceded	(61.9)	(83.7)	(59.1)	(49.4)	(125.2)	(169.4)	(129.9)	(111.9)
Net	$14.6	$178.9	$14.1	$240.9	$28.3	$395.8	$27.9	$324.5

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three and six months ended March 31, 2014 and March 31, 2013, the Company did not write off any reinsurance balances. During the three and six months ended March 31, 2014 and March 31, 2013, the Company did not commute any ceded reinsurance.

No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.

(14) Related Party Transactions
FSRCI

Effective December 31, 2012, FGL Insurance entered into a reinsurance treaty with FSRCI, an indirectly wholly-owned subsidiary of HGI, FGL’s parent, whereby FGL ceded 10% of its June 30, 2012 in-force annuity block business not already reinsured on a funds withheld basis. Under the terms of the agreement, FSRCI paid FGL Insurance an initial ceding allowance of $15.0. A study prepared by an independent third party actuarial firm determined that the initial ceding allowance of $15.0 is a fair and reasonable valuation. The coinsurance agreement was on a funds withheld basis, meaning that funds were withheld by FGL Insurance from the coinsurance premium owed to FSRCI as collateral for FSRCI’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of FGL Insurance.

At March 31, 2014 and September 30, 2013, the Company's reinsurance recoverable included $1,306.5 and $1,365.0, respectively, related to FSRCI and funds withheld for reinsurance liabilities included $1,322.9 and $1,368.3, respectively, related to FSRCI.

Below are the ceded operating results to FSRCI’s for the three and six months ended March 31, 2014:

Revenues:	Three months ended March 31, 2014	Six months ended March 31, 2014
Premiums	$0.2	$0.4
Net investment income	17.0	32.2
Net investment gains	3.5	11.3
Insurance and investment product fees	1.1	2.4
Total Revenues	21.8	46.3

Benefits and expenses:
Benefits and other changes in policy reserves	(13.8)	(32.4)
Acquisition & operating expenses, net of deferrals	(1.0)	(3.6)
Total benefits and expenses	(14.8)	(36.0)

Operating income	$7.0	$10.3

FGL Insurance participates in loans to third parties originated by Salus Capital Partners, LLC ("Salus"), an affiliated company indirectly owned by HGI that provides asset-based financing. In addition to the participation in loans originated by Salus, FGL Insurance also agreed to provide Salus with financing in the form of a revolving loan and promissory note.

The Company’s consolidated related party investments as of March 31, 2014 and September 30, 2013, and related net investment income for the three and six months ended March 31, 2014 and 2013 are summarized as follows:

		March 31, 2014
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus collateralized loan obligations	Fixed Maturities, available for sale	$238.5	$0.6	$239.1
Salus 2013 participations	Other Invested Assets	193.4	1.5	194.9
HGI energy loan	Related Party Loans and Investments	70.0	1.6	71.6
Salus 2012 participations	Related Party Loans and Investments	10.0	—	10.0
Salus promissory note	Related Party Loans and Investments	20.0	—	20.0
Salus revolver	Related Party Loans and Investments	10.0	—	10.0
Salus preferred equity(a)	Related Party Loans and Investments	33.4	0.7	34.1

(a) Salus preferred equity is included in the Front Street Re funds withheld portfolio, accordingly all income on this asset is ceded to FSR.

		September 30, 2013
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus collateralized loan obligations	Fixed Maturities, available for sale	$241.5	$0.4	$241.9
Salus 2013 participations	Other Invested Assets	157.0	1.5	158.5
HGI energy loan	Related Party Loans and Investments	70.0	1.6	71.6
Salus 2012 participations	Related Party Loans and Investments	27.3	0.1	27.4
Salus promissory note	Related Party Loans and Investments	20.0	—	20.0
Salus revolver	Related Party Loans and Investments	—	—	—

		Three months ended		Six months ended
		March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Type	Investment Income Classification	Net investment income	Net investment income	Net investment income	Net investment income
Salus collateralized loan obligations	Fixed Maturities	$3.4	$1.2	$6.2	$1.2
Salus 2013 participations	Other Invested Assets	5.6	—	10.0	—
HGI energy loan	Related Party Loans	0.7	0.6	2.3	0.6
Salus 2012 participations	Related Party Loans	—	1.0	0.3	2.8
Salus promissory note	Related Party Loans	0.3	0.3	0.7	0.7
Salus Revolver	Related Party Loans	0.1	—	0.2	—
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

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended		Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net (loss) income attributable to common shares - basic	$24.8	$73.2	$67.5	$183.8

Weighted-average common shares outstanding - basic	58,271	47,000	53,656	47,000
Dilutive effect of unvested restricted stock and unvested performance restricted stock	149	—	86	—
Dilutive effect of stock options	27	—	15	—
Weighted-average shares outstanding - diluted	58,447	47,000	53,757	47,000

Net income per common share:
Basic	$0.43	$1.56	$1.26	$3.91
Diluted	$0.42	$1.56	$1.26	$3.91
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL shares of common stock outstanding, excluding unvested restricted stock.

(16) Insurance Subsidiary Financial Information and Regulatory Matters

The Company’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with GAAP are that statutory financial statements do not reflect DAC and VOBA, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in an $11.5 increase to statutory capital and surplus at December 31, 2013. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $805.8 (unaudited) to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which will have the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice has no impact on the Company’s consolidated financial statements which are prepared in accordance with GAAP.
FGL Insurance’s statutory carrying value of Raven Reinsurance Company ("Raven Re") reflects the effect of permitted practices Raven Re received. Raven Re is permitted to treat the available amount of a letter of credit as an admitted asset. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative and its risk-based capital would fall below the minimum regulatory requirements. As of March 31, 2014, FGL NY Insurance does not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices.

On October 7, 2013 the New York State Department of Financial Services (“NYDFS”) announced an agreement with Philip A. Falcone, the Chairman and Chief Executive Officer of HGI (FGL’s ultimate parent company), HGI, FGLH and FGL NY Insurance that Mr. Falcone will not exercise control, within the meaning of New York insurance law, over FGL NY Insurance or any other New York-licensed insurer for seven years (the “NYDFS Commitment”). Under the NYDFS Commitment agreement, FGLH agreed to maintain FGL NY Insurance’s risk based capital ("RBC") level at no less than 225% company action level RBC ratio, and established a trust account funded with $18.5 of cash or eligible securities to support that agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Management's discussion and analysis reviews our consolidated financial position at March 31, 2014 (unaudited) and September 30, 2013, and the unaudited consolidated results of operations for the three and six months ended March 31, 2014 and 2013 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of FGL, which was included with our audited consolidated financial statements filed on Form 424B4 for the year ended September 30, 2013 included within the Prospectus dated December 12, 2013. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in "Part II — Other Information" of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the U.S. Securities & Exchange Commission's (the "SEC"), including our Registration Statement on Form S-1, as amended (File No. 333-190880), which can be found at the SEC's website www.sec.gov. In this Quarterly Report on Form 10-Q we refer to the three months ended March 31, 2014 as the "Fiscal 2014 Quarter,", the six months ended March 31, 2014 as the "Fiscal 2014 Six Months", the three month ended March 31, 2013 as the "Fiscal 2013 Quarter" and the six months ended March 31, 2013 as the "Fiscal 2013 Six Months".

On August 9, 2013, the Company distributed its ownership interests in its wholly-owned subsidiaries, HGI Real Estate, LLC, and FS Holdco, to HGI and HGI's subsidiaries. Beginning on August 9, 2013 with the distribution of FS Holdco Ltd, the Company’s financials reflected the 10% reinsurance agreement, whereby FGL cedes 10% of its in-force annuity block not already reinsured on a funds withheld basis to FSR, a subsidiary of FS Holdco Ltd. Accordingly, the three and six months ended March 31, 2013 include net earnings of $12.7 million and $17.4 million, respectively from HGI Real Estate, LLC, and FS Holdco operations.
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

Market Conditions
Market volatility has affected and may continue to affect our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. In the long-term, however, we believe that the 2008 through 2010 financial crisis and resultant lingering financial uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. We believe current market conditions may ultimately enhance the attractiveness of our product portfolio. To enhance the attractiveness and profitability of our products and services, we continually to monitor the behavior of our customers, as evidenced by mortality rates, morbidity rates, annuitization rates and lapse rates, which adjust in response to changes in market conditions.
Interest Rate Environment
Certain of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of March 31, 2014, the GAAP reserves and average crediting rate on our fixed rate annuities were $2.9 billion and 3.5%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would positively impact earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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

Our own sales of annuities and IULs by quarter were as follows:

	Annuity Sales		IUL Sales
(in millions)	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Q1	$540.6	$247.3	$5.0	$5.5
Q2	727.5	243.8	4.8	4.3
Total	$1,268.1	$491.1	$9.8	$9.8

Key Components of Our Historical Results of Operations
Under GAAP, premium collections for fixed indexed and fixed rate annuities and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the cost of providing index credits to the policyholder), amortization of DAC and VOBA, other operating costs and expenses, and income taxes.
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
Adjusted Operating Income ("AOI")

Management believes that certain non-GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Reconciliations of such measures to the most comparable GAAP measures are included herein.

AOI is a non-GAAP economic measure we use to evaluate financial performance each period for the periods subsequent to the FGLH Acquisition. AOI is calculated by adjusting net income to eliminate (i) the impact of net investment gains, excluding gains and losses on derivatives and including OTTI losses recognized in operations, (ii) the effect of changes in the rates used to discount the FIA embedded derivative liability, (iii) the effect of change in fair value of reinsurance related embedded derivative, (iv) the effect of class action litigation reserves and (v) residual net income of distributed subsidiaries we no longer own. All adjustments to AOI are net of the corresponding VOBA, DAC and income tax impact related to these adjustments as appropriate. While these adjustments are an integral part of the overall performance of FGL, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations. Our non-GAAP measures may not be comparable to similarly titled measures of other organizations because other organizations may not calculate such non-GAAP measures in the same manner as we do.

In the second quarter of 2014, we revised our definition of AOI from a pre-tax basis to an after-tax basis to better reflect the basis on which the performance of our business is internally assessed. AOI now includes interest expense and an effective tax rate of 35% is now applied to reconciling items made to net income. All prior periods presented have been revised to reflect this new definition. Additionally, during the second quarter of 2014 we revised our definition of AOI to exclude the effect of class action litigation reserves, net of the corresponding VOBA, DAC and income tax impact related to these adjustments. This change has been reflected in the current period calculation. Lastly, during the second quarter of 2014 we revised our definition of AOI to exclude residual net income of distributed subsidiaries; specifically the portion of Front Street Re income not already accounted for in the AOI adjustments above. From the inception of the reinsurance treaty on December 31, 2012 through August 9, 2013, Front Street Re was a fully consolidated subsidiary of FGL. On August 9, 2013 in preparation for the IPO, FGL distributed this subsidiary to its parent company. Adjusting for this distribution provides a better view of the underlying performance of FGL as it is now structured post-IPO.

AUM is the sum of (i) total invested assets at amortized cost, excluding derivatives; and including (ii) related party loans and investments and (iii) cash and cash equivalents. AAUM is the sum of AUM at the end of each month in the period divided by the number of months in the period.
Together with net income we believe AOI provide meaningful financial metrics that help investors understand our underlying results and profitability. Our non-GAAP measures may not be comparable to similarly titled measures of other organizations because other organizations may not calculate AOI in the same manner as we do.
AOI should not be used as a substitute for net income. However, we believe the adjustments made to net income in order to derive AOI provide an understanding of our overall results of operations. For example, we could have strong operating results in a given period, yet report net income that is materially less, if during such period the fair value of our derivative assets hedging the FIA index credit obligations decreased due to general equity market conditions but the embedded derivative liability related to the index credit obligation did not decrease in the same proportion as the derivative assets because of non-equity market factors such as interest rate movements. Similarly, we could also have poor operating results in a given period yet show net income that is materially greater, if during such period the fair value of the derivative assets increases but the embedded derivative liability did not increase in the same proportion as the derivative assets. We hedge our FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility, the effects of which are generally likely to reverse over time. Our management and board of directors review AOI and net income as part of their examination of our overall financial results. However, these examples illustrate the significant impact derivative and embedded derivative movements can have on our net income. Accordingly, our management and board of directors perform an independent review and analysis of these items, as part of their review of our hedging results each period.

The adjustments to net income are net of DAC and VOBA amortization and income tax expense related to these adjustments. Amounts attributable to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits for FIAs, changes in the interest rates used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates. The impact of the change in risk-free interest rates has been removed from net income. Additionally, in evaluating our operating results, the effect of change in the fair value of the reinsurance related embedded derivative has been removed from net income.
In addition, we regularly monitor and report the production volume metric titled “Sales”. Sales are not derived from any specific GAAP income statement accounts or line items and should not be view as a substitute for any financial measure determined in accordance with GAAP. For GAAP purposes annuity sales are recorded as deposit liabilities (i.e. contract holder funds).Management believes that presentation of sales as measured for management purposes enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition.

Results of Operations
The following tables set forth the consolidated results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Six Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)
Revenues:
Premiums	$14.6	$14.1	$0.5	$28.3	$27.9	$0.4
Net investment income	184.3	167.9	16.4	367.7	338.2	29.5
Net investment (losses) gains	(1.7)	206.7	(208.4)	121.7	353.2	(231.5)
Insurance and investment product fees and other	17.1	14.6	2.5	32.7	28.5	4.2
Total revenues	214.3	403.3	(189.0)	550.4	747.8	(197.4)
Benefits and other changes in policy reserves	178.9	240.9	(62.0)	395.8	324.5	71.3
Acquisition and operating expenses, net of deferrals	32.0	23.4	8.6	58.0	50.4	7.6
Amortization of intangible assets	11.3	28.9	(17.6)	34.2	98.4	(64.2)
Total benefits and expenses	222.2	293.2	(71.0)	488.0	473.3	14.7
Operating (loss) income	(7.9)	110.1	(118.0)	62.4	274.5	(212.1)
Interest expense	(5.6)	—	(5.6)	(11.2)	—	(11.2)
(Loss) income before income taxes	(13.5)	110.1	(123.6)	51.2	274.5	(223.3)
Income tax benefit (expense)	38.3	(36.9)	75.2	16.3	(90.7)	107.0
Net income	$24.8	$73.2	$(48.4)	$67.5	$183.8	$(116.3)
Net income for the Fiscal 2014 Quarter was $24.8 million, a decrease of $48.4 million, from $73.2 million for the Fiscal 2013 Quarter. The decrease in net income was primarily due to a decrease in trading gains on our available-for-sale (“AFS”) portfolio and the revaluation of the embedded derivative liabilities and assets to reflect changes in interest rates during the period; partially offset by a tax valuation release during the Fiscal 2014 Quarter. Realized investment gains on AFS securities decreased $35.4 million period over period, net of related DAC and VOBA amortization and income taxes, due to less trading activity quarter over quarter. Interest rates decreased during the Fiscal 2014 Quarter compared to an increase in the Fiscal 2013 Quarter which resulted in an increase in our embedded derivative liability of $10.4 million during the current quarter compared a decrease of $11.5 million in Fiscal 2013 Quarter, net of related DAC and VOBA amortization and income taxes. The decrease in interest rates also resulted in the change in fair value of the underlying assets held in the funds withheld portfolio which resulted in a decline in the fair value of the reinsurance related embedded derivative and corresponding loss of $15.1 million during the quarter, net of related DAC and VOBA amortization and income taxes. Partially offsetting the above decreases quarter over quarter was a valuation allowance release of $35.0 million related to capital loss carryforward deferred tax assets that are now more likely than not to be realized because of the adoption of the tax planning strategy during the Fiscal 2014 Quarter.
Net income for the Fiscal 2014 Six Months was $67.5 million, a decrease of $116.3 million, from $183.8 million for the Fiscal 2013 Six Months. The decrease in net income was primarily due to a decrease in trading gains on our AFS portfolio and the revaluation of the embedded derivative liabilities and assets to reflect changes in interest rates during the period; partially offset by a tax valuation release during the Fiscal 2014 Six Months. Realized investment gains on AFS securities decreased $110.7 million period over period, net of related DAC and VOBA amortization and income taxes, due to less trading activity in the current period. Interest rates increased during the Fiscal 2014 Six Months and Fiscal 2013 Six Months which decrease our embedded derivative liability by $3.5 million and $15.8 million, respectively, net of related DAC and VOBA amortization and income taxes. The increase in interest rates also resulted in the change in fair value of the underlying assets held in the funds withheld portfolio which resulted in a decline in the fair value of the reinsurance related embedded derivative and corresponding loss of $17.7 million during the Fiscal 2014 Six Months, net of related DAC and VOBA amortization and income taxes. Partially offsetting the above decreases quarter over quarter was a valuation allowance release of $35.0 million related to capital loss carryforward deferred tax assets that are now more likely than not to be realized because of the adoption of the tax planning strategy during the Fiscal 2014 Quarter.

Annuity sales during the Fiscal 2014 Quarter and the Fiscal 2013 Quarter were $727.5 million and $243.8 million, respectively, including $318.2 million and $238.6 million, respectively, of FIA sales. Annuity sales during the Fiscal 2014 Six Months and the Fiscal 2013 Six Months were $1,268.1 million and $491.1 million, respectively, including $618.9 million and $481.7 million, respectively, of FIA sales. The increase in sales period over period is primarily due to higher than expected sales for the multi-year guarantee annuity ("MYGA") program as the Company tested the MYGA market during the first half of 2014.

Revenues
Premiums. For the Fiscal 2014 Quarter, premiums increased $0.5 million, or 3.5%, to $14.6 million from $14.1 million for the Fiscal 2013 Quarter. For the Fiscal 2014 Six Months, premiums increased $0.4 million, or 1.4%, to $28.3 million from $27.9 million for the Fiscal 2013 Six Months. Premiums primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. The remaining traditional life business is primarily related to traditional life contracts that contain return of premium riders, which have not been reinsured to third party reinsurers.
Net investment income. For the Fiscal 2014 Quarter, net investment income increased $16.4 million, or 9.8%, to $184.3 million from $167.9 million for the Fiscal 2013 Quarter. The Fiscal 2013 Quarter investment income was impacted by our decision in the first quarter of 2013 to be defensive with our investment portfolio, given the interest rate environment at the time, and reduce the credit and interest rate risk exposures in the portfolio, as well as shorten the duration of the portfolio relative to our liabilities. In addition, we sold investments that utilized pre-acquisition tax benefits (carryforwards) which resulted in tax free capital gains. These strategies resulted in significant sales of investments during the first fiscal Quarter of 2013. The proceeds from the investment sales, including the tax free gains, were primarily held in cash, cash equivalents and treasury notes, which temporarily lowered investment income until the proceeds were reinvested. We began reinvesting the sales proceeds in September 2013 and continued our reinvestment strategy into the first quarter of 2014 which resulted in a substantial increase in earned yield during the first half of 2014. Our reinvestment strategy resulted in a decrease in cash and short-term investments of $635.0 million from March 31, 2013 to March 31, 2014 and a corresponding increase in earned yield and net investment income during the Fiscal 2014 Quarter.
For the Fiscal 2014 Six Months, net investment income increased $29.5 million, or 8.7%, to $367.7 million from $338.2 million for the Fiscal 2013 Six Months. The increase in investment income period over period was due to the portfolio reposition during the first half of 2013 and reinvestment strategy in 2014 discussed above.

The Company’s cash and short-term investments position at the end of recent periods is summarized as follows:

	Fiscal Six Months
(in $ millions)	2014	2013
Q1	$1,262.0	$2,564.4
Q2	881.3	1,516.3
Q3		1,191.7
Q4		1,995.3
AAUM (on an amortized cost basis) was $16.3 billion and $16.6 billion and the yield earned on AAUM was 4.6% and 4.1% (annualized) for the Fiscal 2014 Quarter and the Fiscal 2013 Quarter, respectively, compared to interest credited and option costs of 3.0% and 2.9% (annualized) for each period, respectively.
AAUM (on an amortized cost basis) was $16.0 billion and $16.5 billion and the yield earned on AAUM was 4.7% and 4.2% (annualized) for the Fiscal 2014 Six Months and the Fiscal 2013 Six Months, respectively, compared to interest credited and option costs of 3.1% and 3.1% (annualized) for each period, respectively.

Our net investment spread for the period is summarized as follows (annualized):

	Fiscal Quarter		Fiscal Six Months
	2014	2013	2014	2013
Yield on AAUM (at amortized cost)	4.6%	4.1%	4.7%	4.2%
Less: Interest credited and option cost	3.0%	2.9%	3.1%	3.1%
Net investment spread	1.6%	1.2%	1.6%	1.1%
The net investment spread for the Fiscal 2014 Quarter and the Fiscal 2014 Six Months increased 0.4% and 0.5% compared to the Fiscal 2013 Quarter and the Fiscal 2013 Six Months, respectively, due to the re-investment strategy discussed above, which resulted in a decrease in excess liquidity held in low yielding cash and short-term investments and an increase in yield earned and net investment income.

Net investment (losses) gains. For the Fiscal 2014 Quarter, we had net investment losses of $1.7 million compared to net investment gains of $206.7 million for the Fiscal 2013 Quarter. The period over period decrease of $208.4 million is primarily due to a decrease in net realized and unrealized gains on futures contracts and call options of $111.6 million primarily resulting from the performance of the indices upon which the call options and futures contracts are based. We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 index with the remainder based upon other equity and bond market indices. The S&P 500 index increased 1.3% and 10.0% during the Fiscal 2014 Quarter and the Fiscal 2013 Quarter, respectively (the percentages noted are a fiscal quarter over quarter comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).

Also contributing to the quarter over quarter decrease were net investment gains on fixed maturity and equity available-for-sale securities in the Fiscal 2014 Quarter of $6.4 million, compared to net investment gains of $74.5 million for the Fiscal 2013 Quarter. The $68.1 million decrease period over period is primarily due to $30.1 million of gains during the Fiscal 2013 Quarter related to continued trading activity to reduce exposure to longer-dated corporate and municipal bonds as part of the Company’s ongoing ALM positioning. Additionally, $44.4 million of gains related to trading activity on the Front Street Re funds withheld portfolio were included in our results of operation as they occurred prior to the distribution of FSR out of FGL in August of 2013.

Lastly, the change in the fair value of the reinsurance related embedded derivative, which is based on the change in fair value of the underlying assets held in the funds withheld portfolio, resulted in a loss of $28.8 million during the Fiscal 2014 Quarter. This change was primarily due to a decrease in treasury rates during the quarter and corresponding increase in the unrealized gain position of the Front Street Re funds withheld portfolio.

For the Fiscal 2014 Six Months, we had net investment gains of $121.7 million compared to net investment gains of $353.2 million for the Fiscal 2013 Six Months. The period over period decrease of $231.5 million is primarily due to $18.3 million of net investment gains on fixed maturity and equity available-for-sale securities in the Fiscal 2014 Six Months, compared to net investment gains of $246.5 million for the Fiscal 2013 Six Months. The $228.2 million decrease period over period is primarily due to our portfolio repositioning trading activity during the Fiscal 2013 Six Months in which we sold certain investments during the first quarter of 2013 that utilized pre-acquisition tax benefits (carryforwards) which resulted in tax free capital gains.

The components of the realized and unrealized gains on derivative instruments are as follows (in millions):

	Fiscal Quarter			Fiscal Six Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)
Call options:
Gain (loss) on option expiration	$42.3	$17.1	$25.2	$89.3	$40.0	$49.3
Change in unrealized gain (loss)	(23.1)	101.3	(124.4)	32.7	57.5	(24.8)
Futures contracts:
Gain (loss) on futures contracts expiration	(2.6)	12.5	(15.1)	10.5	5.3	5.2
Change in unrealized gain (loss)	4.0	1.3	2.7	4.0	3.8	0.2
	$20.6	$132.2	$(111.6)	$136.5	$106.6	$29.9

The average index credits to policyholders were as follows:

	Fiscal Quarter		Fiscal Six Months
	2014	2013	2014	2013
S&P 500 Index:
Point-to-point strategy	4.5%	4.8%	4.9%	4.8%
Monthly average strategy	4.9%	3.9%	5.1%	4.5%
Monthly point-to-point strategy	6.3%	2.5%	7.3%	2.7%
3 Year high water mark	21.5%	21.9%	20.4%	19.9%

For the Fiscal 2014 Quarter and Fiscal 2014 Six Months, the average credit to contractholders from index credits during the period was 5.4% and 5.9%, respectively, compared to 3.9% and 4.1% for the same periods in 2013. The credits for the Fiscal 2014 Quarter and Fiscal 2014 Six Months were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created lower overall monthly point-to-point credits in the Fiscal 2013 Quarter and Fiscal 2013 Six Months compared to the S&P 500 Index growth for issue dates in the Fiscal 2014 Quarter and Fiscal 2014 Six Months, respectively.
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow the Company to manage the cost of the options purchased to fund the annual index credits.
Insurance and investment product fees and other. Insurance and investment product fees and other consists primarily of the cost of insurance, policy rider fees and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). These revenues increased $2.5 million, or 17.1% to $17.1 million, for the Fiscal 2014 Quarter from $14.6 million for Fiscal 2013 Quarter and increased $4.2 million, or 14.7% to $32.7 million, for the Fiscal 2014 Six Months from $28.5 million for Fiscal 2013 Six Months. These increases are primarily due to the growth in sales of our IUL and FIA products and the associated product fees associated with them over the past year.
Benefits and expenses
Benefits and other changes in policy reserves. For the Fiscal 2014 Quarter, benefits and other changes in policy reserves decreased $62.0 million, or 25.7%, to $178.9 million, from $240.9 million for the Fiscal 2013 Quarter principally due to the FIA market value liability which decreased $26.6 million during the Fiscal 2014 Quarter compared to a $130.2 million increase during the Fiscal 2013 Quarter. The FIA market value liability is directly correlated with the change in market value of the derivative assets hedging our FIA policies. Accordingly, the period over period decrease of $156.8 million was primarily due to the equity market movements during these respective quarters (see the net investment gain discussion above for details on the change in market value of our derivative assets quarter over quarter).
Partially offsetting this decrease was the FIA present value of future credits and guarantee liability change, which increased $26.2 million during the Fiscal 2014 Quarter compared to a $40.1 million decrease during the Fiscal 2013 Quarter. The period over period increase of $66.3 million was primarily driven by a decrease in risk free rates during the current quarter, which increased reserves by $25.8 million compared to an increase in risk free rates in the Fiscal 2013 Quarter and corresponding decrease in reserves of $26.5 million.
For the Fiscal 2014 Six Months, benefits and other changes in policy reserves increased $71.3 million, or 22.0%, to $395.8 million, from $324.5 million for the Fiscal 2013 Six Months principally due to the FIA present value of future credits and guarantee liability change period over period as well as an increase in index credits, interest credited and bonuses. The FIA present value of future credits and guarantee liability change decreased $21.5 million during the Fiscal 2014 Six Months compared to a $58.7 million decrease during the Fiscal 2013 Six Months. The period over period increase of $37.2 million was primarily driven by a greater increase in risk free rates during the Fiscal 2013 Six Months, which reduced reserves by $38.9 million compared to a decrease of $8.5 million during the Fiscal 2014 Six Months. The increase in index credits, interest credited and bonuses period over period is primarily due to increased sales of new FIA and deferred annuity policies during the past year.
Also contributing to the period over period increase was a $34.0 million increase in other policy benefits and reserve movements. Specifically, this increase was the result of a decrease in life contingent SPIA reserves the during the Fiscal 2013 Six Months as a result of reserve releases from large case deaths which resulted in mortality gains of $28.3 million during the period.

Below is a summary of the major components included in Benefits and other changes in policy reserves for the Fiscal 2014 and 2013 Quarters and Six Months:

	Fiscal Quarter		Increase / (Decrease)	Fiscal Six Months		Increase / (Decrease)
	2014	2013	2014 compared to 2013	2014	2013	2014 compared to 2013
FIA market value option liability	$(26.6)	$130.2	$(156.8)	$47.9	$62.1	$(14.2)
FIA present value future credits & guarantee liability change	26.2	(40.1)	66.3	(21.5)	(58.7)	37.2
Index credits, interest credited & bonuses	140.5	127.7	12.8	289.8	260.9	28.9
Annuity Payments	44.1	51.4	(7.3)	96.7	111.3	(14.6)
Other policy benefits and reserve movements	(5.3)	(28.3)	23.0	(17.1)	(51.1)	34.0
Total benefits and other changes in policy reserves	$178.9	$240.9	$(62.0)	$395.8	$324.5	$71.3

Acquisition and operating expenses, net of deferrals. Acquisition, and operating expenses, net of deferrals, increased $8.6 million, or 36.8%, from $23.4 million for the Fiscal 2013 Quarter to $32.0 million for the Fiscal 2014 Quarter; and increased $7.6 million, or 15.1%, from $50.4 million for the Fiscal 2013 Six Months to $58.0 million for the Fiscal 2014 Six Months. The period over period increases were principally due to an increase in stock compensation expense as a result of the FGL 2013 Stock Incentive Plan that was adopted on November 7, 2013 in conjunction with the IPO. Additionally, the stock compensation expense related to the 2011 and 2012 FGLH Plans increased as a result of the appreciation of the Company's share price since the initial public offering. See Note 10. Stock Compensation, in our unaudited Condensed Consolidated Financial Statements for additional information regarding our stock compensation plans.
Amortization of intangibles. For the Fiscal 2014 Quarter, amortization of intangibles decreased $17.6 million, or 60.9%, to $11.3 million for the Fiscal 2013 Quarter from $28.9 million and decreased $64.2 million, or 65.2%, from $98.4 million for the Fiscal 2013 Six Months to $34.2 million for the Fiscal 2014 Six Months. Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Accordingly, the period over period decreases were primarily due to lower gross margins on our FIA products which decreased $105.1 million and $173.1 million during the Fiscal 2014 Quarter and Fiscal 2014 Six Months, respectively. The decrease in the margins was primarily due to the decrease in trading gains on the AFS portfolio.
Other items affecting net income
Interest expense. Interest expense for the Fiscal 2014 Quarter and Fiscal 2014 Six Months was $5.6 million and $11.2 million, respectively, and no interest expense was incurred for the comparable 2013 periods. The interest expense in the Fiscal 2014 Quarter and Fiscal 2014 Six Months is due to interest incurred on the $300.0 million of outstanding 6.375% senior notes (the "Senior Notes") issued by FGLH in March 2013. The outstanding Senior Notes pay interest semi-annually at a coupon rate of 6.375%.
Income tax expense (benefit). Income tax benefit for the Fiscal 2014 Quarter was $38.3 million, inclusive of a valuation allowance release of $34.6 million, compared to an income tax expense of $36.9 million for the Fiscal 2013 Quarter, net of a valuation allowance release of $1.2 million. The decrease in income tax expense of $75.2 million quarter over quarter is due to a combination of a decrease in pre-tax income of $123.6 million and a valuation allowance release of $35.0 million related to capital loss carryforward deferred tax assets that are now more likely than not to be realized due to the adoption of a tax planning strategy.

Income tax benefit for the Fiscal 2014 Six Months was $16.3 million, inclusive of a valuation allowance release of $35.3 million, compared to an income tax expense of $90.7 million for the Fiscal 2013 Six Months, net of a valuation allowance release of $2.0 million. The decrease in income tax expense of $107.0 million period over period is due to a decrease in pre-tax income of $223.3 million and a valuation allowance release of $35.0 million related to capital loss carryforward deferred tax assets that are now more likely than not to be realized because of the adoption of the tax planning strategy described below as of March 31, 2014.

AOI
The table below shows the adjustments made to reconcile net income to our AOI:

	Fiscal Quarter		Fiscal Six Months
Reconciliation from Net Income (Loss) to AOI:	2014	2013	2014	2013
Net Income	$24.8	$73.2	$67.5	$183.8
Adjustments to arrive at AOI:
Effect of investment (gains) losses, net of offsets	(3.6)	(39.0)	(10.0)	(120.7)
Effect of change in FIA embedded derivative discount rate, net of offsets	10.4	(11.5)	(3.5)	(15.8)
Effect of change in fair value of reinsurance related embedded derivative, net of offsets	15.1	—	17.7	—
Effects of class action litigation reserves, net of offsets	1.1	—	1.1	—
Residual net income of distributed subsidiaries	—	(2.7)	—	(2.7)
AOI	$47.8	$20.0	$72.8	$44.6

For the Fiscal 2014 Quarter, AOI increased $27.8 million to $47.8 million, from $20.0 million for the Fiscal 2013 Quarter. The increase is primarily due to a $35.0 million valuation allowance release during the quarter. Partially offsetting this income tax benefit was after-tax interest expense of $3.6 million during the Fiscal 2014 Quarter as well as an increase in stock compensation expense of $3.8 million, after-tax, as discussed above.
For the Fiscal 2014 Six Months, AOI increased $28.2 million to $72.8 million, from $44.6 million for the Fiscal 2013 Six Months. The increase is primarily due to a $35.0 million valuation allowance release during the Fiscal 2014 Quarter as well as a $19.2 million increase in net investment income after-tax during the Fiscal 2014 Six Months as discussed above. Partially offsetting these gains was after-tax interest expense of $7.3 million during the Fiscal 2014 Six Months as well as an increase in stock compensation expense of $7.2 million.

Investment Portfolio
The types of assets in which we may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, we invest in assets giving consideration to three primary investment objectives: (i) maintain robust absolute returns; (ii) provide reliable yield and investment income; and (iii) preserve capital.
Our investment portfolio is designed to contribute stable earnings and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities.
As of March 31, 2014 and September 30, 2013, the fair value of our investment portfolio was approximately $17.8 billion and $16.2 billion, respectively, and was divided among the following asset class and sectors:

(dollars in millions)	March 31, 2014		September 30, 2013
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$392.6	2.2%	$1,001.8	6.2%
United States Government sponsored entities	99.4	0.6%	98.6	0.6%
United States municipalities, states and territories	1,240.0	7.0%	1,007.0	6.2%
Corporate securities:
Finance, insurance and real estate	5,563.7	31.2%	5,053.8	31.1%
Manufacturing, construction and mining	873.0	5.0%	1,746.2	10.8%
Utilities and related sectors	1,995.9	11.2%	757.3	4.7%
Wholesale/retail trade	951.7	5.3%	844.1	5.2%
Services, media and other	1,137.8	6.4%	1,016.9	6.3%
Hybrid securities	451.6	2.5%	428.8	2.6%
Non-agency residential mortgage backed securities	1,847.1	10.4%	1,368.0	8.4%
Commercial mortgage backed securities	486.6	2.7%	454.3	2.8%
Asset backed securities	1,825.7	10.2%	1,764.6	10.9%
Equity securities (a)	353.1	2.0%	271.1	1.7%
Other (primarily derivatives, policy loans and CMLS)	596.4	3.3%	$410.0	2.5%
Total	$17,814.6	100.0%	$16,222.5	100.0%

(a) Includes investment grade non-redeemable preferred stocks ($314.0 million and $226.3 million, respectively) and Federal Home Loan Bank of Atlanta common stock ($39.1 million and $44.6 million, respectively).

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

As of March 31, 2014 and September 30, 2013, our fixed maturity AFS securities portfolio was approximately $16.9 billion and $15.5 billion, respectively. The increase in B and below investments from September 30, 2013 to March 31, 2014 due primarily to the acquisition of non-agency RMBS securities (which carry a NAIC 1 designation) which represent the majority of the increase in this segment over the relevant time period. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio:

(dollars in millions)	March 31, 2014		September 30, 2013
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,671.2	9.9%	$1,924.3	12.4%
AA	2,282.6	13.5%	2,423.1	15.6%
A	4,067.7	24.1%	3,791.3	24.4%
BBB	6,324.5	37.5%	5,508.6	35.4%
BB (a)	591.5	3.5%	468.2	3.0%
B and below (b)	1,927.6	11.5%	1,426.0	9.2%
Total	$16,865.1	100.0%	$15,541.5	100.0%

(a) Includes $44.2 million and $31.4 million at March 31, 2014 and September 30, 2013, respectively, of non-agency RMBS that carry a NAIC 1 designation.
(b) Includes $1,578.6 million and $1,096.3 million at March 31, 2014 and September 30, 2013, respectively, of non-agency RMBS that carry a NAIC 1 designation.
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
The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for commercial mortgage-backed securities ("CMBS"). The NAIC’s objective with the revised designation methodologies for these structured securities was to increase accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alternative A-paper ("Alt-A"), RMBS, are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are given the highest designation of NAIC 1. A large percentage of our RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. This is primarily due to credit and change of intent impairments recorded by us which reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

The tables below present our fixed maturity securities by NAIC designation as of March 31, 2014 and September 30, 2013:

(dollars in millions)	March 31, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,578.1	$9,961.9	59.1%
2	5,875.8	6,060.3	35.9%
3	471.6	487.5	2.9%
4	256.3	258.7	1.5%
5	98.3	96.7	0.6%
6	—	—	—%
	$16,280.1	$16,865.1	100.0%

	September 30, 2013
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,342.0	$9,554.0	61.5%
2	5,362.2	5,379.3	34.6%
3	405.0	415.4	2.7%
4	132.7	133.0	0.9%
5	53.9	53.8	0.3%
6	5.9	6.0	—%
	$15,301.7	$15,541.5	100.0%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2014 and September 30, 2013, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2014		September 30, 2013
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$353.8	$356.8	$978.5	$982.4
Due after one year through five years	2,770.7	2,856.0	2,739.1	2,805.8
Due after five years through ten years	3,528.3	3,612.6	2,972.4	3,000.9
Due after ten years	5,446.5	5,703.8	5,007.5	5,037.5
Subtotal	$12,099.3	$12,529.2	$11,697.5	$11,826.6
Other securities which provide for periodic payments:
Asset-backed securities	$1,816.2	$1,825.7	$1,745.2	$1,764.6
Commercial-mortgage-backed securities	463.3	486.6	431.3	454.3
Structured hybrids	73.5	77.1	27.1	29.4
Agency residential mortgage-backed securities	96.9	99.4	96.5	98.6
Non-agency residential mortgage-backed securities	1,730.9	1,847.1	1,304.0	1,368.0
Total fixed maturity available-for-sale securities	$16,280.1	$16,865.1	$15,301.6	$15,541.5

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
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, favorable capital characteristics, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market. We believe incremental purchases of non-agency RMBS securities bring our asset allocation back more in line with typical life insurance company’s structured exposure.
The fair value of our investments in subprime and Alt-A RMBS securities was $537.2 million and $588.0 million as of March 31, 2014, respectively, and $360.7 million and $394.9 million as of September 30, 2013, respectively. We continue to focus on NAIC 1 and 2 rated investments and have reduced our exposure to NAIC 4 or lower rated investments since September 30, 2013.
The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2014 and September 30, 2013:

	NAIC Designation		NRSRO		Vintage
As of March 31, 2014	1	97.2%	AAA	3.2%	2008	0.5%
	2	1.7%	AA	1.5%	2007	17.6%
	3	0.9%	A	7.2%	2006	33.8%
	4	0.2%	BBB	2.8%	2005 and prior	48.1%
	5	—%	BB and below	85.3%		100.0%
	6	—%		100.0%
		100.0%
As of September 30, 2013	1	92.5%	AAA	4.8%	2007	21.8%
	2	6.0%	AA	2.3%	2006	23.9%
	3	0.7%	A	8.7%	2005 and prior	54.3%
	4	0.5%	BBB	3.9%		100.0%
	5	0.3%	BB and below	80.3%
	6	—%		100.0%
		100.0%

ABS Exposure
As of March 31, 2014, our asset backed security ("ABS") exposure was largely composed of NAIC 1 rated tranches of collateralized loan obligations ("CLOs"), which comprised 92.3% of all ABS holdings. These exposures, are generally senior tranches of collateralized loan obligations ("CLOs"), which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 7.7% of total ABS assets, or 0.8% of total invested assets. As of March 31, 2014, the CLO and non-CLO positions were trading at a net unrealized gain position of $9.4 million and $0.1 million, respectively.
The non-CLO exposure as of September 30, 2013 represented 11.1% of total ABS assets, or 1.2%, of total invested assets. As of September 30, 2013, the CLO positions were trading at a net unrealized gain position of $20.4 million and non-CLO positions were trading at a net unrealized loss position of $(1.0) million.

(dollars in millions)	March 31, 2014		September 30, 2013
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$1,685.4	92.3%	$1,569.4	88.9%
ABS Auto	22.6	1.2%	11.7	0.7%
ABS Home Equity	—	—%	68.1	3.9%
ABS Other	112.5	6.2%	107.3	6.1%
ABS Utility	5.2	0.3%	8.0	0.5%
Total ABS	$1,825.7	100.0%	$1,764.5	100.0%

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of March 31, 2014 and September 30, 2013 were as follows:

	March 31, 2014
(in millions)	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	8	$170.4	$(2.8)	$167.6
United States Government sponsored agencies	20	10.5	—	10.5
United States municipalities, states and territories	66	487.1	(19.8)	467.3
Corporate securities:
Finance, insurance and real estate	116	1,253.0	(39.5)	1,213.5
Manufacturing, construction and mining	43	421.9	(18.9)	403.0
Utilities and related sectors	45	390.9	(11.9)	379.0
Wholesale/retail trade	65	432.6	(10.9)	421.7
Services, media and other	34	260.3	(5.4)	254.9
Hybrid securities	7	30.2	(0.6)	29.6
Non-agency RMBS	82	442.7	(10.1)	432.6
CMBS	18	48.9	(1.9)	47.0
ABS	85	815.3	(10.1)	805.2
Equity securities	15	104.1	(8.1)	96.0
	604	$4,867.9	$(140.0)	$4,727.9

	September 30, 2013
(in millions)	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	18	$758.8	$(3.9)	$754.9
United States Government sponsored agencies	17	10.1	(0.2)	9.9
United States municipalities, states and territories	71	518.5	(40.8)	477.7
Corporate securities:
Finance, insurance and real estate	170	1,867.8	(84.2)	1,783.6
Manufacturing, construction and mining	48	537.1	(36.0)	501.1
Utilities and related sectors	73	546.8	(19.2)	527.6
Wholesale/retail trade	45	362.9	(13.6)	349.3
Services, media and other	50	513.7	(32.1)	481.6
Hybrid securities	6	55.3	(3.3)	52.0
Non-agency RMBS	85	408.5	(13.4)	395.1
CMBS	10	33.0	(1.6)	31.4
ABS	56	416.0	(5.2)	410.8
Equity securities	17	161.1	(10.3)	150.8
	666	$6,189.6	$(263.8)	$5,925.8

The gross unrealized loss position on the portfolio as of March 31, 2014, was $140.0 million, a decrease of $123.8 million from $263.8 million as of September 30, 2013. The decrease is due to investment grade credit spreads narrowing more than comparable US Treasury yields which rose during this time period. The corporate portfolio experienced an decrease of $98.5 million in the unrealized loss position from $185.1 million to $86.6 million due to improved pricing on most of the securities held in the portfolio. Also, strengthening conditions in the municipal bond market led to an improvement in the unrealized loss position for those municipal securities held in the portfolio; this segment demonstrated a narrowing of its unrealized loss position from $40.8 million to $19.8 million.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $344.2 million and an amortized cost of $330.9 million as of March 31, 2014) and special revenue bonds (fair value of $895.8 million and amortized cost of $851.9 million as of March 31, 2014). Across all municipal bonds, the largest issuer represented 7.8% of the category, and the largest single municipal bond issuer represents less than 0.6% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 98.3% of our municipal bond exposure is rated NAIC 1. We have no exposure to troubled municipalities, including the City of Detroit.
At March 31, 2014, finance and finance related corporates remain the largest dollar component of the $140.1 million unrealized loss position, although this segment now represents 28.2% of the total unrealized loss versus 31.9% at the prior measurement period.  Most of the other corporate segments showed similar declines in their unrealized loss position as spreads narrowed.

The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2014 and September 30, 2013, were as follows:

	March 31, 2014				September 30, 2013
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	9	$78.3	$60.9	$(17.4)
Six months or more and less than twelve months	1	0.3	0.1	(0.2)	—	—	—	—
Twelve months or greater	—	—	—	—	1	0.6	—	(0.6)
Total investment grade	1	0.3	0.1	(0.2)	10	78.9	60.9	(18.0)

Below investment grade:
Less than six months	1	0.2	0.1	(0.1)	1	—	—	—
Six months or more and less than twelve months	2	1.0	0.8	(0.2)	1	—	—	—
Twelve months or greater	4	1.2	—	(1.2)	2	0.4	—	(0.4)
Total below investment grade	7	2.4	0.9	(1.5)	4	0.4	—	(0.4)
Total	8	$2.7	$1.0	$(1.7)	14	$79.3	$60.9	$(18.4)

OTTI and Watch List
We have a policy and process in place to identify securities in our investment portfolio each quarter for which we should recognize impairments.
At each balance sheet date, we identify invested assets which have characteristics that create uncertainty as to our future assessment of an OTTI (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, we review not only a change in current price relative to the asset's amortized cost, but also the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically, for corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. On a quarterly basis, we review structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential OTTI and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. At March 31, 2014 and September 30, 2013, our watch list included only ten and fourteen securities, respectively, in an unrealized loss position with an amortized cost of $3.0 million and $79.3 million, unrealized losses of $1.9 million and $18.4 million, and a fair value of $1.1 million and $60.9 million, respectively. Our analysis of these securities, which included cash flow testing results, demonstrated the March 31, 2014 and September 30, 2013 carrying values were fully recoverable.

There were nine and six structured securities on the watch list to which we had potential credit exposure as of March 31, 2014 and September 30, 2013, respectively. Our analysis of these structured securities, which included cash flow testing results, demonstrated the March 31, 2014 and September 30, 2013 carrying values were fully recoverable.
Exposure to European Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of March 31, 2014 or September 30, 2013.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2014, refer to Note 4, to our unaudited Condensed Consolidated Financial Statements.
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

Liquidity and Capital Resources

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Six Months		Increase / (Decrease)
Cash provided by (used in):	2014	2013	2014 compared to 2013

Operating activities	$61.1	$188.5	$(127.4)
Investing activities	(1,196.2)	(160.5)	(1,035.7)
Financing activities	632.3	111.9	520.4
Net increase in cash and cash equivalents	$(502.8)	$139.9	$(642.7)

Operating Activities
Cash provided by operating activities totaled $61.1 million for the Fiscal 2014 Six Months as compared to cash provided by operating activities of $188.5 million for the Fiscal 2013 Six Months. The $127.4 million decline was principally due to reinsurance cash settlements to FSRCI during the Fiscal 2014 Six Months of $79.5 million. Comparatively, there were no settlements during the Fiscal 2013 Six Months as the first settlement under the reinsurance agreement was not made until the third quarter of 2013. Also contributing to the decrease in operating cash was an increase in policy acquisition costs of $44.3 million due to the increase in product sales period over period.
Investing Activities
Cash used in investing activities was $1,196.2 million for the Fiscal 2014 Six Months, as compared to cash used in investing activities of $160.5 million for the Fiscal 2013 Six Months. The $1,035.7 million increase in cash used in investing activities is principally due to a $1,139.3 million increase in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.
Financing Activities
Cash provided by financing activities was $632.3 million for Fiscal 2014 Six Months compared to cash provided in financing activities of $111.9 million for Fiscal 2013 Six Months. The $520.4 million increase in cash provided by financing activities was primarily related to the receipt of $175.5 million of net cash proceeds from the issuance of common stock in connection with our IPO, an increase in cash provided by $681.1 million from the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments. These increases were partially offset by a $46.8 million decrease in dividends paid to our parent company, HGI, and to our stockholders period over period.

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

Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. Refer to Note 2 for material changes to the critical accounting policies and estimates as discussed in our Registration Statement on Form S-1 as amended (File No. 333-190880) which can be found at the SEC's website www.sec.gov.
Recent Accounting Pronouncements
Offsetting Assets and Liabilities
In December 2011, the FASB issued amended disclosure requirements for offsetting financial assets and financial liabilities to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards. The new standards are effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2014. ASU 2011-11 was adopted by the Company effective October 1, 2013. FGL does not offset any of its derivative transactions, including bifurcated embedded derivatives, in its statement of financial position. The Company only enters into purchased equity option and long futures contracts transactions. The Company has not entered into any repurchase and reverse repurchase agreements or securities borrowing and lending transactions. Accordingly, no additional disclosures are required.
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

Credit Risk and Counterparty Risk

We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The carrying value of our fixed maturity portfolio totaled $16.9 billion and $15.5 billion at March 31, 2014 and September 30, 2013, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.

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

Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

		March 31, 2014				September 30, 2013
Counterparty	Credit Rating (Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/A	$2,018.2	$83.0	$41.1	$41.9	$2,037.8	$70.7	$—	$70.7
Deutsche Bank	A2/A	2,265.3	81.9	45.7	36.2	1,620.4	51.7	23.0	28.7
Morgan Stanley	A3/A	2,143.3	89.9	63.2	26.7	2,264.1	75.7	49.0	26.7
Royal Bank of Scotland	BBB+/Baa2	114.7	8.1	—	8.1	364.3	20.3	—	20.3
Barclay's Bank	A2/A	260.4	8.6	—	8.6	120.8	3.4	—	3.4
		$6,801.9	$271.5	$150.0	$121.5	$6,407.4	$221.8	$72.0	$149.8
(a) Credit rating as of March 31, 2014.

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

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of March 31, 2014 that would require an allowance for uncollectible amounts.

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

The derivatives are used to fund the FIA contract index credits and the cost of the call options purchased is treated as a component of spread earnings. While the FIA hedging program does not explicitly hedge statutory or GAAP income volatility, the FIA hedging program tends to mitigate a significant portion of the statutory and GAAP reserve changes associated with movements in the equity market and risk-free rates. This is due to the fact that a key component in the calculation of statutory and GAAP reserves is the market valuation of the current term embedded derivative. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a reasonable match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges which are put in place are only intended to cover exposures expected to remain until the end of an indexing term. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, we incur a raw hedging loss.

See Note 5 to our unaudited Condensed Consolidated Financial Statements for additional details on the derivatives portfolio.

Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For the Fiscal Six Months, the annual index credits to policyholders on their anniversaries were $185.8 million. Proceeds received at expiration on options related to such credits were $175.7 million. The shortfall is funded by our net investment spread earnings and futures income.

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

Interest Rate Risk

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. If interest rates were to increase 100 basis points from levels at March 31, 2014, the estimated fair value of our fixed maturity securities would decrease by approximately $907.3 million of which $53.3 million relates to the Front Street funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the Front Street funds withheld assets and be reflected in the Company’s Condensed Consolidated Statement of Operations. The impact on shareholders’ equity of such decrease, net of income taxes and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $423.3 million in AOCI and an decrease of $397.8 million in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at March 31, 2014, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $110.1 million. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by these simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring recognition of an OTTI, would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet liquidity needs. Our liquidity needs are managed using the surrender and withdrawal provisions of the annuity contracts and through other means.

Equity Price Risk

Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $35.3 million, our derivative investments to decrease by approximately $39.3 million based on equity positions and our FIA embedded derivative liability to decrease by approximately $28.8 million as of March 31, 2014. Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There has not been any change in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. Use of Proceeds

a) Use of Proceeds from Public Offering of Common Stock
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-190880) that was declared effective by the Securities and Exchange Commission on December 12, 2013. Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and Jeffries LLC acted as the representatives for the underwriters. The Registration Statement registered 9,750,000 shares of common stock and an additional 1,462,500 shares of common stock for sale upon the exercise of the underwriters’ over-allotment option. On December 18, 2013, 11,212,500 shares of common stock were sold at an initial public offering price of $17.00 per share, for aggregate gross proceeds of approximately $190.6 million to the Company. Our net proceeds of approximately $173.0 million from the initial public offering is comprised of gross proceeds from shares we issued in the initial public offering of approximately $190.6 million, offset by underwriting discounts and commissions of approximately $12.8 million and aggregate offering costs of approximately $4.8 million.
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

4.5	Registration Rights Agreement, dated December 18, 2013, between Fidelity & Guaranty Life, and Harbinger Group, Inc.
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

FIDELITY & GUARANTY LIFE (Registrant)

Dated:	May 8, 2014	By:	/s/ Dennis Vigneau
Senior Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)