Form 10-Q
period 2014-06-30
Fidelity & Guaranty Life
filed 2014-08-06
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
There were 58,436,821 shares of the registrant’s common stock outstanding as of August 4, 2014.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2014	September 30, 2013
	(Unaudited)
ASSETS
Investments:
Fixed maturities securities, available-for-sale, at fair value	$17,007.4	$15,541.4
Equity securities, available-for-sale, at fair value	698.4	271.1
Derivative investments	324.7	221.8
Other invested assets	340.2	188.2
Total investments	18,370.7	16,222.5
Related party loans	124.1	119.0
Cash and cash equivalents	818.3	1,204.3
Accrued investment income	157.2	159.3
Reinsurance recoverable	3,675.4	3,728.6
Intangibles, net	496.2	563.8
Deferred tax assets	95.3	226.4
Other assets	128.0	205.2
Total assets	$23,865.2	$22,429.1

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$16,217.9	$15,248.2
Future policy benefits	3,516.1	3,556.8
Funds withheld for reinsurance liabilities	1,339.3	1,407.7
Liability for policy and contract claims	61.0	51.5
Long-term debt	300.0	300.0
Other liabilities	728.0	700.0
Total liabilities	22,162.3	21,264.2

Shareholders' equity:
Common stock ($.01 par value, 500,000,000 shares authorized, 58,437,412 issued and outstanding at June 30, 2014; 47,000,000 shares issued and outstanding at September 30, 2013)	0.6	—
Additional paid-in capital	701.4	527.1
Retained earnings	598.3	524.9
Accumulated other comprehensive income	402.6	112.9
Total shareholders' equity	1,702.9	1,164.9
Total liabilities and shareholders' equity	$23,865.2	$22,429.1

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended		Nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)		(Unaudited)
Revenues:
Premiums	$13.1	$19.0	$41.4	$46.9
Net investment income	191.2	184.6	558.9	522.8
Net investment gains	145.0	58.3	266.7	411.5
Insurance and investment product fees and other	18.6	16.1	51.3	44.6
Total revenues	367.9	278.0	918.3	1,025.8
Benefits and expenses:
Benefits and other changes in policy reserves	242.5	107.2	638.3	431.7
Acquisition and operating expenses, net of deferrals	22.9	25.6	80.9	76.0
Amortization of intangibles	14.7	64.7	48.9	163.1
Total benefits and expenses	280.1	197.5	768.1	670.8
Operating income	87.8	80.5	150.2	355.0
Interest expense	(5.7)	(5.9)	(16.9)	(5.9)
Income before income taxes	82.1	74.6	133.3	349.1
Income tax expense	25.6	21.4	9.3	112.1
Net income	$56.5	$53.2	$124.0	$237.0

Net income per common share:

Basic	$0.97	$1.13	$2.25	$5.04
Diluted	$0.97	$1.13	$2.24	$5.04
Weighted average common shares used in computing net income per common share:
Basic	58,270,822	47,000,000	55,194,513	47,000,000
Diluted	58,474,938	47,000,000	55,329,523	47,000,000

Cash dividend per common share	$0.065	NM(a)	$0.130	NM(a)

Supplemental disclosures:
Total other-than-temporary impairments	$(0.6)	$(0.7)	$(0.6)	$(1.6)
Portion of other-than-temporary impairments included in other comprehensive income	—	—	—	—
Net other-than-temporary impairments	(0.6)	(0.7)	(0.6)	(1.6)
Gains on derivative instruments	73.5	19.9	176.9	126.6
Other investment gains	72.1	39.1	90.4	286.5
Total net investment gains	$145.0	$58.3	$266.7	$411.5
(a) NM - Not meaningful under prior capital structure.  Cash dividends per common share for the three and nine months ended June 30, 2014 exclude the special dividend paid to Harbinger Group Inc. of $43.0 (see Note 9 - Equity).

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three months ended		Nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)		(Unaudited)
Net income	$56.5	$53.2	$124.0	$237.0

Other comprehensive income (loss)
Unrealized investment gains (losses):
Changes in unrealized investment gains (losses) before reclassification adjustment	353.1	(559.4)	726.7	(379.1)
Net reclassification adjustment for (gains) included in net investment gains	(71.5)	(35.3)	(89.8)	(281.8)
Changes in unrealized investment gains (losses) after reclassification adjustment	281.6	(594.7)	636.9	(660.9)
Adjustments to intangible assets	(86.1)	210.7	(191.2)	260.9
Changes in deferred income tax asset/liability	(68.4)	135.5	(156.0)	140.9
Net change to derive comprehensive income (loss) for the period	127.1	(248.5)	289.7	(259.1)
Comprehensive income (loss), net of tax	$183.6	$(195.3)	$413.7	$(22.1)

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital/Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, September 30, 2012	$—	$415.6	$440.7	$434.5	$1,290.8
Capital contributions from Harbinger Group Inc.	—	110.6	—	—	110.6
Dividends	—	—	(93.7)	—	(93.7)
Net income	—	—	237.0	—	237.0
Unrealized investment losses, net	—	—	—	(259.1)	(259.1)
Stock compensation	—	—	—	—	—
Balance, June 30, 2013	$—	$526.2	$584.0	$175.4	$1,285.6

Balance, September 30, 2013	$—	$527.1	$524.9	$112.9	$1,164.9
Dividends	—	—	(50.6)	—	(50.6)
Stock split	0.5	(0.5)	—	—	—
Proceeds from issuance of common stock, net of transaction fees	0.1	172.5	—	—	172.6
Net income	—	—	124.0	—	124.0
Unrealized investment gains, net	—	—	—	289.7	289.7
Stock compensation	—	2.3	—	—	2.3
Balance, June 30, 2014	$0.6	$701.4	$598.3	$402.6	$1,702.9

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended
	June 30, 2014	June 30, 2013
	(Unaudited)
Cash flows from operating activities:
Net income	$124.0	$237.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of properties	3.8	2.9
Amortization of intangibles	48.9	163.1
Stock-based compensation	11.5	3.7
Amortization of debt issuance costs	2.6	0.8
Deferred income taxes	(24.9)	166.9
Interest credited/index credits and other changes to contractholder account balances	540.8	323.6
Amortization of fixed maturity discounts and premiums	(29.6)	24.4
Net recognized (gains) on investments and derivatives	(266.7)	(411.5)
Charges assessed to contractholders for mortality and administration	(33.4)	(23.9)
Deferred policy acquisition costs	(172.5)	(109.2)
Changes in operating assets and liabilities:
Accrued investment income	2.1	33.1
Reinsurance recoverable	(12.9)	(6.6)
Future policy benefits	(40.7)	(38.6)
Funds withheld from reinsurers	(90.4)	—
Collateral posted	80.1	—
Liability for policy and contract claims	9.5	(24.2)
Other assets and other liabilities	23.2	(103.5)
Net cash provided by operating activities	175.4	238.0
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid:
Fixed maturities	4,352.5	6,990.7
Equity securities	49.7	57.8
Derivatives instruments and other invested assets	358.5	217.4
Cost of investments acquired:
Fixed maturities	(5,173.8)	(7,180.6)
Equity securities	(454.1)	(112.1)
Derivatives instruments and other invested assets	(341.4)	(112.5)
Related party loans	(5.0)	(205.2)
Capital expenditures	(6.7)	(3.1)
Net cash (used in) investing activities	(1,220.3)	(347.6)
Cash flows from financing activities:
Capital funding	—	110.6
Proceeds from issuance of common stock, net of transaction fees	175.5	—
Dividends paid	(50.6)	(93.7)
Proceeds from issuance of new debt	—	300.0
Debt issuance costs	—	(10.2)
Contractholder account deposits	1,772.8	1,078.4
Contractholder account withdrawals	(1,238.8)	(1,327.1)
Net cash provided by financing activities	658.9	58.0
Change in cash and cash equivalents	(386.0)	(51.6)
Cash and cash equivalents at beginning of period	1,204.3	1,054.6
Cash and cash equivalents at end of period	$818.3	$1,003.0

Supplemental disclosures of cash flow information:
Interest paid	$19.1	$5.9
Income taxes paid	$24.4	$2.7

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation and Nature of Business
Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC (“HFG”)) (“FGL” and, collectively with its subsidiaries, the “Company”) is a subsidiary of Harbinger Group Inc. (“HGI”). HGI is a diversified holding company focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries. FGL and HGI’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbols “FGL” and “HRG,” respectively. In January of 2014, HGI transferred HGI’s ownership interest in FGL common shares to FS Holdco II, Ltd. ("FS Holdco") which is a direct wholly-owned subsidiary of HGI. HGI indirectly held 47,000,000 shares of FGL's outstanding common stock, representing an 80.4% interest at June 30, 2014.
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
On August 9, 2013, the Company distributed its ownership interests in its wholly-owned subsidiaries, HGI Real Estate, LLC. and FS Holdco to HGI and HGI's subsidiaries. Beginning on August 9, 2013 with the distribution of FS Holdco, the Company’s financials reflected the 10% reinsurance agreement, whereby FGL cedes 10% of its in-force annuity block not already reinsured on a funds withheld basis to Front Street Re (Cayman) Ltd. (“FSRCI”), a subsidiary of FS Holdco. Accordingly, the three and nine months ended June 30, 2013 include net (loss) and net earnings of $(7.3) and $10.1, respectively from HGI Real Estate, LLC and FS Holdco operations.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1/A filed with the SEC on December 3, 2013 (the “Form S-1”). The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending September 30, 2014.
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
Income Taxes
FGL and certain of its non-life insurance subsidiaries are included in the consolidated U.S. Federal income tax return of HGI. The Company’s life insurance subsidiaries file a consolidated life insurance income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company assesses the recoverability of its deferred tax assets in each reporting period under the guidance outlined within ASC 740 (“Income Taxes”). The guidance requires an assessment of both positive and negative evidence in determining the realizability of deferred tax assets. A valuation allowance is required to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized. In determining the net deferred tax asset and valuation allowance, management is required to make judgments and estimates related to projections of future profitability.  These judgments include the following: the timing and extent of the utilization of net operating loss carry-forwards, the reversals of temporary differences, and tax planning strategies.  Because of the change in facts and circumstances described in Note 11 of the Financial Statements, the Company determined that a portion of its existing deferred tax assets that had previously had a valuation allowance placed against them, were now more likely than not recoverable.  Therefore, the Company released a portion of its valuation allowance and recognized a $35.0 gain in the income statement as of March 31, 2014.  After the valuation allowance release, the Company still has a partial valuation allowance of $120.4 against its gross deferred tax assets and liabilities of $215.7 as of June 30, 2014 for other deferred tax assets that are not likely to be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740, “Income Taxes”.

The Company applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax benefit” in the Company’s Consolidated Statements of Operations. The Company had no unrecognized tax benefits related to uncertain tax positions as of June 30, 2014 and September 30, 2013.

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
Concentrations of Financial Instruments
As of June 30, 2014 and September 30, 2013, the Company’s most significant investment in one industry, excluding U.S. Government securities, was its investment securities in the banking industry with a fair value of $2,175.4 or 11.8% and $1,892.1 or 11.7%, respectively, of the invested assets portfolio. The Company’s holdings in this industry include investments in 84 different issuers with the top ten investments accounting for 40.0% of the total holdings in this industry. As of June 30, 2014 and September 30, 2013, the Company had investments in 1 issuer and 6 issuers, respectively that exceeded 10% of stockholders equity with a fair value of $189.1 or 1.0% and $788.7 or 4.9% of the invested assets portfolio. Additionally, the Company’s largest concentration in any single issuer as of June 30, 2014 and September 30, 2013 had a fair value of $189.1 and $150.7 or 1.0% and 0.9% of the invested assets portfolio, respectively.
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

Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) and FSRCI (an affiliate) that could have a material impact on the Company’s financial position in the event that Wilton Re or FSRCI fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has a AAA credit rating from Standard & Poor's Ratings Services ("S&P"). As of June 30, 2014, the net amount recoverable from Wilton Re was $1,360.6 and the net amount recoverable from FSRCI is $1,281.7. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4) Investments
The Company’s debt and equity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) net of associated adjustments for value of business acquired (“VOBA”), deferred acquisition costs (“DAC”) and deferred income taxes. The Company’s consolidated investments at June 30, 2014 and September 30, 2013 are summarized as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for sale securities
Asset-backed securities	$1,970.7	$17.7	$(10.4)	$1,978.0	$1,978.0
Commercial mortgage-backed securities	585.0	26.3	(1.1)	610.2	610.2
Corporates	9,765.9	568.5	(36.6)	10,297.8	10,297.8
Equities	678.2	25.1	(4.9)	698.4	698.4
Hybrids	442.0	39.8	(0.2)	481.6	481.6
Municipals	1,151.0	111.9	(7.2)	1,255.7	1,255.7
Agency residential mortgage-backed securities	96.1	3.4	—	99.5	99.5
Non-agency residential mortgage-backed securities	1,738.6	143.3	(7.8)	1,874.1	1,874.1
U.S. Government	404.6	7.2	(1.3)	410.5	410.5
Total available-for-sale securities	16,832.1	943.2	(69.5)	17,705.8	17,705.8
Derivative investments	165.1	160.6	(1.0)	324.7	324.7
Other invested assets	340.2	—	—	340.2	340.2
Total investments	$17,337.4	$1,103.8	$(70.5)	$18,370.7	$18,370.7

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for-sale securities
Asset-backed securities	$1,745.2	$24.5	$(5.2)	$1,764.5	$1,764.5
Commercial mortgage-backed securities	431.3	24.6	(1.6)	454.3	454.3
Corporates	9,314.7	288.7	(185.1)	9,418.3	9,418.3
Equities	274.6	6.8	(10.3)	271.1	271.1
Hybrids	412.6	19.5	(3.3)	428.8	428.8
Municipals	998.8	48.9	(40.7)	1,007.0	1,007.0
Agency residential mortgage-backed securities	96.5	2.4	(0.3)	98.6	98.6
Non-agency residential mortgage-backed securities	1,304.0	77.5	(13.4)	1,368.1	1,368.1
U.S. Government	998.5	7.2	(3.9)	1,001.8	1,001.8
Total available-for-sale securities	15,576.2	500.1	(263.8)	15,812.5	15,812.5
Derivatives Instruments	141.7	88.5	(8.4)	221.8	221.8
Other invested assets	188.2	—	—	188.2	188.2
Total investments	$15,906.1	$588.6	$(272.2)	$16,222.5	$16,222.5
Included in AOCI were cumulative unrealized gains of $0.9 and unrealized losses of $1.9 related to the non-credit portion of OTTI on non-agency residential mortgage-backed securities ("RMBS") at June 30, 2014 and September 30, 2013. The non-agency RMBS unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired. There have been no impairments or write downs on any of the non-agency RMBS purchased in 2014.
Securities held on deposit with various state regulatory authorities had a fair value of $14,795.6 and $19.4 at June 30, 2014 and September 30, 2013, respectively. The increase in securities held on deposits is due to FGL Insurance's re-domestication from Maryland to Iowa. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.
In accordance with the Company's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $593.6 and $604.9 at June 30, 2014 and September 30, 2013, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	June 30, 2014
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$350.2	$353.3
Due after one year through five years	2,297.9	2,368.3
Due after five years through ten years	3,290.4	3,439.3
Due after ten years	5,748.8	6,204.0
Subtotal	11,687.3	12,364.9
Other securities which provide for periodic payments:
Asset-backed securities	1,970.7	1,978.0
Commercial mortgage-backed securities	585.0	610.2
Structured hybrids	76.2	80.7
Agency residential mortgage-backed securities	96.1	99.5
Non-agency residential mortgage-backed securities	1,738.6	1,874.1
Total fixed maturity available-for-sale securities	$16,153.9	$17,007.4
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
The Company analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an OTTI is recognized. FGL has concluded that the fair values of the securities presented in the table below were not OTTI as of June 30, 2014.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	June 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$474.2	$(4.7)	$306.2	$(5.7)	$780.4	$(10.4)
Commercial mortgage-backed securities	52.8	(0.1)	0.2	(1.0)	53.0	(1.1)
Corporates	446.1	(8.0)	1,009.2	(28.6)	1,455.3	(36.6)
Equities	46.0	(0.2)	80.6	(4.7)	126.6	(4.9)
Hybrids	—	—	12.7	(0.2)	12.7	(0.2)
Municipals	15.9	—	213.6	(7.2)	229.5	(7.2)
Agency residential mortgage-backed securities	5.5	—	0.7	—	6.2	—
Non-agency residential mortgage-backed securities	177.2	(4.1)	139.7	(3.7)	316.9	(7.8)
U.S. Government	—	—	81.7	(1.3)	81.7	(1.3)
Total available-for-sale securities	$1,217.7	$(17.1)	$1,844.6	$(52.4)	$3,062.3	$(69.5)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						178
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						250
Total number of available-for-sale securities in an unrealized loss position						428

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$329.3	$(4.5)	$81.5	$(0.7)	$410.8	$(5.2)
Commercial mortgage-backed securities	26.6	(0.5)	4.8	(1.1)	31.4	(1.6)
Corporates	3,457.2	(175.0)	186.0	(10.1)	3,643.2	(185.1)
Equities	118.6	(9.2)	32.2	(1.1)	150.8	(10.3)
Hybrids	52.0	(3.3)	—	—	52.0	(3.3)
Municipals	333.3	(27.3)	144.4	(13.4)	477.7	(40.7)
Agency residential mortgage-backed securities	9.8	(0.2)	1.1	(0.1)	10.9	(0.3)
Non-agency residential mortgage-backed securities	325.2	(12.2)	69.9	(1.2)	395.1	(13.4)
U.S government	753.9	(3.9)	—	—	753.9	(3.9)
Total available-for-sale securities	$5,405.9	$(236.1)	$519.9	$(27.7)	$5,925.8	$(263.8)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						588
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						78
Total number of available-for-sale securities in an unrealized loss position						666
At June 30, 2014 and September 30, 2013, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments. Agency residential mortgage-backed securities had positions with an unrealized loss less than $0.1 as of June 30, 2014.
At June 30, 2014 and September 30, 2013, securities with a fair value of $0.2 and $60.9, respectively, were depressed greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1% of the carrying values of all investments.
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity securities held by the Company for the three and nine months ended June 30, 2014 and June 30, 2013, for which a portion of the OTTI was recognized in AOCI:

	Three months ended		Nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Beginning balance	$2.7	$2.7	$2.7	$2.7
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—	—	—	—
Other-than-temporary impairment was not previously recognized	—	—	—	—
Ending balance	$2.7	$2.7	$2.7	$2.7
The Company recognized $0.6 of credit impairment losses in operations during the three and nine months ended June 30, 2014, related to fixed maturity securities and low income housing tax credit securities with an amortized cost of $1.3 and a fair value of $0.7 at June 30, 2014. For the three and nine months ended June 30, 2013, the Company recognized impairment losses in operations totaling $0.7 and $1.6, including credit impairments of $0.5 and $0.8, and change-of-intent impairments of $0.2 and $0.8 related to fixed maturity securities with an amortized cost of $4.0 and a fair value of $2.4 at June 30, 2013.

Details underlying write-downs taken as a result of OTTI that were recognized in net income and included in net realized gains on securities were as follows:

	Three months ended		Nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
OTTI recognized in net income:
Municipals	$0.3	$—	$0.3	$—
Non-agency residential mortgage-backed securities	—	0.2	—	1.1
Other assets	0.3	0.5	0.3	0.5
Total OTTI	$0.6	$0.7	$0.6	$1.6
The portion of OTTI recognized in AOCI is disclosed in the Statement of Comprehensive Income.
Net Investment Income
The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Fixed maturity available-for-sale securities	$181.5	$178.2	$532.2	$506.5
Equity available-for-sale securities	6.9	3.3	16.2	11.5
Related party loans	1.8	3.9	5.3	9.8
Policy loans	0.2	—	0.5	—
Invested cash and short-term investments	—	0.2	0.2	1.4
Other investments	5.4	4.2	16.6	5.7
Gross investment income	195.8	189.8	571.0	534.9
Investment expense	(4.6)	(5.2)	(12.1)	(12.1)
Net investment income	$191.2	$184.6	$558.9	$522.8

Net investment gains
Details underlying “Net investment gains ” reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net realized gains on fixed maturity available-for-sale securities	$72.9	$33.9	92.6	278.5
Realized gains (losses) on equity securities	0.1	4.8	(1.3)	6.7
Net realized gains on securities	73.0	38.7	91.3	285.2
Realized gains on certain derivative instruments	57.2	54.0	157.0	99.3
Unrealized gains (losses) on certain derivative instruments	36.6	(34.1)	73.3	27.3
Change in fair value of reinsurance related embedded derivative	(21.2)	—	(54.3)	—
Change in fair value of other embedded derivatives	0.9	—	0.9	—
Realized gains on derivatives and embedded derivatives	73.5	19.9	176.9	126.6
Realized gains (losses) on other invested assets	(1.5)	(0.3)	(1.5)	(0.3)
Net investment gains	$145.0	$58.3	$266.7	$411.5
For the three and nine months ended June 30, 2014, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $1,724.6 and $4,352.5, gross gains on such sales totaled $74.6 and $96.8 and gross losses totaled $1.7 and $4.2, respectively.
For the three and nine months ended June 30, 2013, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities, totaled $1,252.4 and $6,990.7, gross gains on such sales totaled $35.0 and $284.0 and gross losses totaled $0.4 and $1.0, respectively.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	June 30, 2014	September 30, 2013
Assets:
Derivative investments:
Call options	$324.6	$221.8
Futures contracts	0.1	—
Other Invested Assets:
Other embedded derivatives	12.2	—
Other Assets:
Reinsurance related embedded derivative	63.7	118.0
	$400.6	$339.8

Liabilities:
Contractholder funds:
FIA embedded derivative	$1,864.5	$1,544.4
Funds withheld for reinsurance liabilities
Call options payable to FSRCI	27.1	22.8
Other liabilities:
Futures contracts	—	1.0
	$1,891.6	$1,568.2

The change in fair value of derivative instruments included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three months ended		Nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Net investment gains (losses):
Call options	$83.2	$16.5	$205.3	$114.1
Futures contracts	10.6	3.4	25.0	12.5
Other embedded derivatives	0.9	—	0.9	—
Reinsurance related embedded derivative	(21.2)	—	(54.3)	—
	$73.5	$19.9	$176.9	$126.6
Benefits and other changes in policy reserves:
FIA embedded derivatives	$145.8	$(53.7)	$320.1	$35.1
Additional Disclosures
Other Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35.0 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11.3 which is based on the actual return of the fund. At maturity of the fund-linked note, FGL Insurance will receive the $35.0 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an available-for-sale embedded derivative reported in "Other invested assets".
FGL Insurance participates in loans to third parties originated by Salus Capital Partners, LLC ("Salus"), an affiliated company indirectly owned by HGI that provides asset-based financing. Three of the participating loans are denominated in Canadian dollars (CAD) which is different from FGL Insurance's functional currency. One of the participating loans includes a provision for reimbursement from the borrower to FGL Insurance for any net foreign exchange losses realized by FGL Insurance under the loan in which FGL Insurance has a participation interest. FGL Insurance's ability to recover the foreign exchange losses under this loan participation is such that the Company has established an embedded derivative equal to FGL Insurance's cumulative net foreign exchange loss on this loan participation. The value of the embedded derivative is reflected in "Other invested assets" as of the balance sheet date with an offset to the Company's Consolidated Statement of Operations. The value of the embedded derivative at each balance sheet date is equal to the cumulative net foreign exchange loss recognized on this loan participation at the balance sheet date.
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
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		June 30, 2014				September 30, 2013
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,150.9	$100.4	$57.2	$43.2	$2,037.8	$70.7	$—	$70.7
Deutsche Bank	A+/A2/A	2,639.8	114.9	76.5	38.4	1,620.4	51.7	23.0	28.7
Morgan Stanley	*/A3/A	2,116.6	98.1	75.6	22.5	2,264.1	75.7	49.0	26.7
Royal Bank of Scotland	A-/*/A-	—	—	—	—	364.3	20.3	—	20.3
Barclay's Bank	A/A2/A	256.0	11.2	—	11.2	120.8	3.4	—	3.4
		$7,163.3	$324.6	$209.3	$115.3	$6,407.4	$221.8	$72.0	$149.8
(a) Credit rating as of June 30, 2014 except for Royal Bank of Scotland which is as of September 30, 2013. An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of June 30, 2014 and September 30, 2013, counterparties posted $209.3 and $72.0 of collateral of which $152.1 and $72.0 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Condensed Consolidated Balance Sheets. The remaining, $57.2 of non-cash collateral was held by a third-party custodian at June 30, 2014. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $115.3 and $149.8 at June 30, 2014 and September 30, 2013, respectively.
The Company held 2,016 and 1,693 futures contracts at June 30, 2014 and September 30, 2013, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $8.7 and $5.9 at June 30, 2014 and September 30, 2013, respectively.

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

	June 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$818.3	$—	$—	$818.3	$818.3
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,935.2	42.8	1,978.0	1,978.0
Commercial mortgage-backed securities	—	526.3	83.9	610.2	610.2
Corporates	—	9,552.6	745.2	10,297.8	10,297.8
Hybrids	—	481.6	—	481.6	481.6
Municipals	—	1,219.2	36.5	1,255.7	1,255.7
Agency residential mortgage-backed securities	—	99.5	—	99.5	99.5
Non-agency residential mortgage-backed securities	—	1,874.1	—	1,874.1	1,874.1
U.S. Government	209.4	201.1	—	410.5	410.5
Equity securities available-for-sale	50.0	607.4	41.0	698.4	698.4
Derivative financial instruments	—	324.7	—	324.7	324.7
Reinsurance related embedded derivative, included in other assets	—	63.7	—	63.7	63.7
Related party loans	—	—	124.1	124.1	124.1
Other invested assets	—	0.6	339.6	340.2	340.2
Total financial assets at fair value	$1,077.7	$16,886.0	$1,413.1	$19,376.8	$19,376.8
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,864.5	$1,864.5	$1,864.5
Investment contracts, included in contractholder funds	—	—	12,891.5	12,891.5	14,353.4
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	27.1	—	27.1	27.1
Debt	—	300.0	—	300.0	300.0
Total financial liabilities at fair value	$—	$327.1	$14,756.0	$15,083.1	$16,545.0

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,204.3	$—	$—	$1,204.3	$1,204.3
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,518.1	246.4	1,764.5	1,764.5
Commercial mortgage-backed securities	—	448.7	5.6	454.3	454.3
Corporates	—	8,957.2	461.1	9,418.3	9,418.3
Hybrids	—	428.8	—	428.8	428.8
Municipals	—	1,007.0	—	1,007.0	1,007.0
Agency residential mortgage-backed securities	—	98.6	—	98.6	98.6
Non-agency residential mortgage-backed securities	—	1,368.1	—	1,368.1	1,368.1
U.S. Government	790.9	210.9	—	1,001.8	1,001.8
Equity securities available-for-sale	—	271.1	—	271.1	271.1
Derivative financial instruments	—	221.8	—	221.8	221.8
Reinsurance related embedded derivative, included in other assets	—	118.0	—	118.0	118.0
Related party loans	—	—	119.0	119.0	119.0
Other invested assets	—	—	188.2	188.2	188.2
Total financial assets at fair value	$1,995.2	$14,648.3	$1,020.3	$17,663.8	$17,663.8
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,544.4	$1,544.4	$1,544.4
Derivative instruments: futures contracts	—	1.0	—	1.0	1.0
Investment contracts, included in contractholder funds	—	—	12,378.6	12,378.6	13,703.8
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	22.8	—	22.8	22.8
Debt	—	300.0	—	300.0	300.0
Total financial liabilities at fair value	$—	$323.8	$13,923.0	$14,246.8	$15,572.0
The carrying amounts of accrued investment income, and portions of other insurance liabilities, approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.
Valuation Methodologies
Fixed Maturity Securities & Equity Securities
The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company will then consistently apply the valuation methodology to measure the security’s fair value. The Company's fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The significant unobservable input used in the fair value measurement of equity securities available-for-sale for which the market-approach valuation technique is employed is yields for comparable securities. Increases (decreases) in the yields would result in lower or higher, respectively, fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. The fair value of the Company's investment in mutual funds is based on the net asset value published by the respective mutual fund and represents the value the Company would have received if it withdrew its investment on the balance sheet date. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices.

The Company did not adjust prices received from third parties as of June 30, 2014 and September 30, 2013. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Derivative Financial Instruments
The fair value of derivative assets and liabilities is based upon valuation pricing models, which represents what the Company would expect to receive or pay at the balance sheet date if it canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined externally by an independent consulting firm using market-observable inputs, including interest rates, yield curve volatilities, and other factors. The fair values of the embedded derivatives in the Company’s FIA products are derived using market indices, pricing assumptions and historical data. The fair value of the reinsurance related embedded derivative in the funds withheld reinsurance agreement with FSRCI is estimated based upon the change in the fair value of the assets supporting the funds withheld from reinsurance liabilities. As the fair value of the assets is based on a quoted market price (Level 2), the fair value of the embedded derivative is based on market-observable inputs and is classified as Level 2. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements).
Investment contracts include deferred annuities, FIAs, indexed universal life policies (“IULs”) and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At June 30, 2014 and September 30, 2013, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Other Invested Assets
Fair value of our loan participation interest securities has been assessed to be equal to the unpaid principal balance of the participation interest as of June 30, 2014. In making this assessment the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date and June 30, 2014, the primary market participant for these securities and the short-term maturity of these loans (less than 1 year).
Fair value of our available-for-sale embedded derivative is based on an unobservable input, the net asset value of the AnchorPath fund at the balance sheet date.  The available-for-sale embedded derivative is similar to a call option on the net asset value of the AnchorPath fund with a strike price of zero since FGL Insurance will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the AnchorPath fund on the maturity date.  Therefore, the Black Scholes model returns the net asset value of the AnchorPath fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The net asset value of the AnchorPath fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black Scholes model is the value of the AnchorPath fund. As the value of the AnchorPath fund increases or decreases, the fair value of the embedded derivative will increase or decrease.
Fair value of foreign exchange embedded derivative is based on the quoted USD/CAD exchange rates.
All of the other financial instruments included in other investments, primarily commercial mortgage loans ("CMLs") and policy loans, are carried at amortized cost which approximates fair value. Information on determining the carry value of these investments is described below:
In September 2013, the Company initiated a commercial loan program with Principal Real Estate Investors ("Principal"). The Company has funded thirteen CMLs originated and serviced by Principal with a fair value of $148.6 at June 30, 2014 which is equal to amortized cost as these loans were recently originated and are performing in good standing with no material credit concerns with the borrower or the property. Principal monitors the status of the payment obligations, the credit quality of the borrower and the property as well as for other events that may impact the performance and principal repayment of the CMLs. Additionally, the Company reviews Principal's valuation methodologies and processes to perform assessments. A CMLs' good standing and payment obligations are material factors in evaluating CMLs carrying value. At June 30, 2014, all thirteen CMLs are performing in good standing and there are no credit or other events which would require impairment evaluation.

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
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2014 and September 30, 2013 are as follows:

	Fair Value at			Range (Weighted average)
	June 30, 2014	Valuation Technique	Unobservable Input(s)	June 30, 2014
Assets
Asset-backed securities	$42.8	Broker-quoted	Offered quotes	95.45% - 102.39% (98.84%)
Commercial mortgage-backed securities	83.9	Broker-quoted	Offered quotes	104.00% - 121.39% (118.85%)
Corporates	653.5	Broker-quoted	Offered quotes	61.57% - 121.00% (99.61%)
Corporates	91.7	Matrix Pricing	Quoted prices	95.94% - 142.14% (101.73%)
Municipals	36.5	Broker-quoted	Offered quotes	(116.55%)
Equity securities available-for-sale	6.0	Broker-quoted	Offered quotes	100.00%
Equity securities available-for-sale	35.0	Market-approach	Yield	8.08% - 9.58%
Other invested assets:
Available-for-sale embedded derivative	11.6	Black Scholes model	Net asset value of AnchorPath fund	100.00%
Salus participations, included in other invested assets	168.1	Market Pricing	Offered quotes	100.00%
Total	$1,129.1
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$1,864.5	Discounted cash flow	Market value of option	0% - 48.16% (3.95%)
			SWAP rates	1.70% - 2.63% (2.17%)
			Mortality multiplier	80%
			Surrender rates	0.50% - 75.00% (7.00%)
			Non-performance spread	0.25%
Total liabilities at fair value	$1,864.5

	Fair Value at			Range (Weighted average)
	September 30, 2013	Valuation Technique	Unobservable Input(s)	September 30, 2013
Assets
Asset-backed securities	$246.5	Broker-quoted	Offered quotes	100.00% - 107.25% (100.91%)
Commercial mortgage-backed securities	5.6	Broker-quoted	Offered quotes	95.50%
Corporates	404.5	Broker-quoted	Offered quotes	0.00% - 113.00% (90.45%)
Corporates	56.6	Market Pricing	Quoted prices	90.06% - 130.92% (97.19%)
Salus participations, included in other invested assets	157.0	Market Pricing	Offered quotes	100.00%
Total	$870.2
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$1,544.4	Discounted cash flow	Market value of option	0% - 38.24% (3.82%)
			SWAP rates	1.54% - 2.77% (2.16%)
			Mortality multiplier	80%
			Surrender rates	0.50% - 75% (7%)
			Non-performance spread	0.25%
Total liabilities at fair value	$1,544.4

The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at June 30, 2014 and September 30, 2013, is based on the 2000 annuity tables and assumes the contractholder population is 50% female and 50% male. Significant increases (decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Condensed Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended June 30, 2014 and June 30, 2013 respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2014
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales, & Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$47.4	$—	$0.2	$—	$(4.8)	$42.8
Commercial mortgage-backed securities	—	—	0.1	83.8	—	83.9
Corporates	657.0	—	14.4	87.9	(14.1)	745.2
Municipals	35.6	—	0.9	—	—	36.5
Equity securities available-for-sale	33.4	—	2.1	5.5	—	41.0
Other invested assets:
Available-for-sale embedded derivative	—	0.3	—	11.3	—	11.6
Salus participations, included in other invested assets	193.4	—	—	(25.3)	—	168.1
Total assets at Level 3 fair value	$966.8	$0.3	$17.7	$163.2	$(18.9)	$1,129.1
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,718.7	$145.8	$—	$—	$—	$1,864.5
Total liabilities at Level 3 fair value	$1,718.7	$145.8	$—	$—	$—	$1,864.5

(a) The net transfers out of Level 3 during the three months ended June 30, 2014 were exclusively to Level 2.

	Nine months ended June 30, 2014
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales, & Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$246.5	$—	$(1.2)	$5.0	$(207.5)	$42.8
Commercial mortgage-backed securities	5.6	—	0.5	83.8	(6.0)	83.9
Corporates	461.1	—	18.4	279.8	(14.1)	745.2
Municipals	—	—	1.5	35.0	—	36.5
Equity securities available-for-sale	—	—	2.1	38.9	—	41.0
Other invested assets:
Available-for-sale embedded derivative	—	0.3	—	11.3	—	11.6
Salus participations, included in other invested assets	157.0	—	—	11.1	—	168.1
Total assets at Level 3 fair value	$870.2	$0.3	$21.3	$464.9	$(227.6)	$1,129.1
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,544.4	$320.1	$—	$—	$—	$1,864.5
Total liabilities at Level 3 fair value	$1,544.4	$320.1	$—	$—	$—	$1,864.5
(a) The net transfers out of Level 3 during the nine months ended June 30, 2014 were exclusively to Level 2. There was a $6.0 transfer within the Level 3 asset class from commercial mortgage-backed securities to asset-backed securities.

	Three months ended June 30, 2013
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales, & Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Contingent Purchase Price	$41.0	$—	$—	$—	$—	$41.0
Asset-backed securities	5.3	—	(0.2)	117.4	0.1	122.6
Commercial mortgage-backed securities	6.2	—	(0.1)	—	(0.1)	6.0
Corporates	356.5	—	(11.9)	94.5	(0.1)	439.0
Hybrids		—	—	—	—	—
Equity securities available-for-sale	10.0	—	1.6	0.1	—	11.7
Salus preferred equity, included in related party loans	32.0	—	—	—	—	32.0
Salus participations, included in other invested assets	15.2	—	—	147.0	—	162.2
Total assets at Level 3 fair value	$466.2	$—	$(10.6)	$359.0	$(0.1)	$814.5
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,639.6	$(53.7)	$—	$—	$—	$1,585.9
Total liabilities at Level 3 fair value	$1,639.6	$(53.7)	$—	$—	$—	$1,585.9

(a) The net transfers in and out of Level 3 during the three months ended June 30, 2013 were exclusively to or from Level 2.

	Nine months ended June 30, 2013
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales, & Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Contingent Purchase Price	$41.0	$—	$—	$—	$—	$41.0
Asset-backed securities	15.9	—	(0.2)	117.4	(10.5)	122.6
Commercial mortgage-backed securities	5.0	—	—	1.0		6.0
Corporates	135.3	(0.3)	(10.8)	348.6	(33.8)	439.0
Hybrids	8.9	—	(0.2)	—	(8.7)	—
Equity securities available-for-sale	—	—	1.6	10.1	—	11.7
Salus preferred equity, included in related party loans	32.0	—	—	—	—	32.0
Salus participations, included in other invested assets	—	—	—	162.2	—	162.2
Total assets at Level 3 fair value	$238.1	$(0.3)	$(9.6)	$639.3	$(53.0)	$814.5
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,550.8	$35.1	$—	$—	$—	$1,585.9
Total liabilities at Level 3 fair value	$1,550.8	$35.1	$—	$—	$—	$1,585.9

(a)	The net transfers in and out of Level 3 during the nine months ended June 30, 2013 were exclusively to or from Level 2.

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three or nine months ended June 30, 2014. We transferred $79.3 U.S. Government securities from Level 1 into Level 2 for the three and nine months ended June 30, 2013 reflecting the level of market activity in these instruments.

Primary market issuance and secondary market activity for certain asset-backed, hybrid and corporate securities during the three months and nine months ended June 30, 2014 and June 30, 2013 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of June 30, 2014 and June 30, 2013. Accordingly, the Company’s assessment resulted in net transfers out of Level 3 of $18.9 and $221.6 related to asset backed securities and corporate securities during the three and nine months ended June 30, 2014. During the three and nine months ended June 30, 2013, there were net transfers out of Level 3 of $0.1 and $53.0, respectively, related to corporate and hybrid securities.

The following tables present the gross components of purchases, sales, and settlements, net, of Level 3 financial instruments for the three and nine months ended June 30, 2014 and June 30, 2013, respectively. There were no issuances during these periods.

	Three months ended June 30, 2014
	Purchases	Sales	Settlements	Net Purchases, Sales, & Settlements
Assets
Fixed maturity securities available-for-sale:
Commercial mortgage-backed securities	$83.8	$—	$—	$83.8
Corporates	88.9	(1.0)	—	87.9
Equity securities available-for-sale	5.5	—	—	5.5
Other invested assets:
Available-for-sale embedded derivative	11.3	—	—	11.3
Salus participations, included in other invested assets	4.1	—	(29.4)	(25.3)
Total assets at fair value	$193.6	$(1.0)	$(29.4)	$163.2

	Nine months ended June 30, 2014
	Purchases	Sales	Settlements	Net Purchases, Sales, & Settlements
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$5.0	$—	$—	$5.0
Commercial mortgage-backed securities	83.8	—	—	83.8
Corporates	283.2	(1.0)	(2.4)	279.8
Equity securities available-for-sale	38.9	—	—	38.9
Municipal	35.0	—	—	35.0
Other invested assets
Available-for-sale embedded derivative	11.3	—	—	11.3
Salus participations, included in other invested assets	109.1	—	(98.0)	11.1
Total assets at fair value	$566.3	$(1.0)	$(100.4)	$464.9

	Three months ended June 30, 2013
	Purchases	Sales	Settlements	Net Purchases, Sales, & Settlements
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$117.5	$—	$(0.1)	$117.4
Corporates	102.7	—	(8.2)	94.5
Equity securities available-for-sale	0.1	—	—	0.1
Other invested assets	147.0	—	—	147.0
Total assets at fair value	$367.3	$—	$(8.3)	$359.0

	Nine months ended June 30, 2013
	Purchases	Sales	Settlements	Net Purchases, Sales, & Settlements
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$117.5	$—	$(0.1)	$117.4
Commercial mortgage-backed securities	1.0	—	—	1.0
Corporates	380.1	(9.6)	(21.9)	348.6
Equity securities available-for-sale	10.1	—	—	10.1
Other invested assets	162.2	—	—	162.2
Total assets at fair value	$670.9	$(9.6)	$(22.0)	$639.3

(7) Intangible Assets
Information regarding VOBA and DAC which includes deferred sales inducement, is as follows:

	VOBA	DAC	Total
Balance at September 30, 2012	$104.3	$169.2	$273.5
Deferrals	—	109.2	109.2
Less: Amortization related to:
Unlocking	22.6	4.8	27.4
Interest	16.2	7.1	23.3
Periodic amortization	(151.8)	(62.0)	(213.8)
Add: Adjustment for unrealized investment gains/losses	211.3	49.6	260.9
Balance at June 30, 2013	$202.6	$277.9	$480.5

	VOBA	DAC	Total
Balance at September 30, 2013	$225.3	$338.5	$563.8
Deferrals	—	172.5	172.5
Less: Amortization related to:
Unlocking	21.8	3.4	25.2
Interest	11.0	10.1	21.1
Periodic amortization	(59.3)	(35.9)	(95.2)
Add: Adjustment for unrealized investment gains/losses	(108.2)	(83.0)	(191.2)
Balance at June 30, 2014	$90.6	$405.6	$496.2
Amortization of VOBA and DAC is based on the amount of gross margins or profits recognized, including investment gains and losses. The adjustment for unrealized net investment gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the statement of operations. As of June 30, 2014 and September 30, 2013, the VOBA balance included cumulative adjustments for net unrealized investment gains/losses of $189.7 and $81.4, respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains/losses of $64.4 and $18.6, respectively.
The above DAC balances include $29.8 and $26.2 of deferred sales inducements, net of shadow adjustments, as of June 30, 2014 and September 30, 2013, respectively.
The weighted average amortization period for VOBA is approximately 5.0 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2014	$8.2
2015	43.4
2016	39.6
2017	32.7
2018	26.6
Thereafter	129.7

(8) Long Term Debt
In March 2013, FGL's wholly owned subsidiary, Fidelity & Guaranty Life Holdings, Inc. ("FGLH"), issued $300.0 aggregate principal amount of its 6.375% senior notes (“Notes Offering”) due April 1, 2021, at par value, which FGLH may elect to redeem after April 1, 2016. Interest payments are due semi-annually, April 1 and October 1, commencing October 1, 2013, and total interest expense was $4.8 and $14.3, for the three and nine months ended June 30, 2014, respectively, and $5.1 for the three and nine months ended June 30, 2013.
In connection with the Notes Offering, FGL capitalized $10.2 of debt issue costs. The fees are classified as “Other assets” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014 and are being amortized over the redemption date using the straight-line method over the remaining term of the debt, of which $0.9 and $2.6 has been amortized for the three and nine months ended June 30, 2014, respectively and $0.8 for the three and nine months ended June 30, 2013.

(9)    Equity
On November 26, 2013, the Company’s board of directors increased the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 100 thousand to 500,000 thousand and approved a stock split of the issued and outstanding shares of common stock at a ratio of 4,700-for-1, resulting in 47,000 thousand shares outstanding. Net income per common share and the weighted average common shares used in computing net income per share for the three and nine months ended June 30, 2014 and 2013, included in the Company’s Consolidated Statement of Operations, have been adjusted to give effect to the stock split. Likewise, the amount of shares authorized, issued, and outstanding disclosed in the Company’s Consolidated Balance sheets have also been adjusted.
In December 2013 the Company issued 9,750 thousand shares of common stock as well as 58 thousand unrestricted shares to its directors in connection with its initial public offering ("IPO") and began trading on the New York Stock Exchange under the ticker symbol "FGL." FGL also granted the underwriters an option to purchase an additional 1,463 thousand shares of common stock that was subsequently exercised. Subsequent to the offering HGI indirectly held 47,000 thousand shares of FGL's outstanding common stock, representing an 80.4% interest at June 30, 2014.
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
On May 6, 2014, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend was paid on June 2, 2014 to shareholders of record as of the close of business on May 19, 2014 and total cash paid was $3.7 (based on fully vested, outstanding shares of 58,271 thousand).

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
The Company recognized total stock compensation expense related to the FGL Plans and FGLH Plans as follows:

	Three months ended		Nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
FGL Plans
Stock options	$0.1	$—	$0.2	$—
Restricted shares	0.1	—	0.4	—
Performance restricted stock units	(0.1)	—	0.7	—
Unrestricted shares	—	—	1.0	—
	0.1	—	2.3	—
FGLH Plans
Stock Incentive Plan - stock options	1.1	1.0	7.0	1.9
2011 DEP	—	0.2	0.6	0.6
Amended and Restated Stock Incentive Plan - stock options	0.9	0.2	5.9	0.2
Amended and Restated Stock Incentive Plan - restricted stock units	0.3	0.2	1.4	0.4
2012 DEP	0.1	0.2	0.3	0.4
	2.4	1.8	15.2	3.5
Total stock compensation expense	2.5	1.8	17.5	3.5
Related tax benefit	0.9	0.6	6.1	1.2
Net stock compensation expense	$1.6	$1.2	$11.4	$2.3
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the Condensed Consolidated Statements of Operations.

Total compensation expense related to the FGL Plans and FGLH Plans not yet recognized as of June 30, 2014 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Plans
Stock options	$0.7	2.7
Restricted shares	2.3	2.7
Performance restricted stock units	8.8	2.5
Unrestricted shares	—	N/A
	11.8
FGLH Plans
Stock Incentive Plan	1.0	0.3
2011 DEP	—	0.0
Amended and Restated Stock Incentive Plan - stock options	3.2	1.5
Amended and Restated Stock Incentive Plan - restricted stock units	2.0	1.5
2012 DEP	0.8	1.8
	7.0
Total unrecognized stock compensation expense	$18.8	2.1
FGL Plans
FGL’s Compensation Committee is authorized to grant up to 2,838 thousand equity awards under the FGL Plans. On December 12, 2013, FGL granted 239 thousand stock options to certain officers, directors and other key employees under the Omnibus Plan and 10 thousand stock options to Compensation Committee members. These stock options vest in equal installments over a period of three years and expire on the seventh anniversary of the grant date. The total fair value of the option grants to certain officers and directors on the grant date was $0.6 and the total fair value of the option grants to other key employees on the grant date was $0.3. At June 30, 2014, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $1.7, $0 and $1.7, respectively. During both the nine months ended June 30, 2014 and 2013 the intrinsic value of stock options exercised was $0.
A summary of FGL’s outstanding stock options as of June 30, 2014, and related activity during the three month period, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2013	—	$—	$—
Granted	249	17.00	3.76
Exercised	—	—	—
Forfeited or expired	(4)		5.26
Stock options outstanding at June 30, 2014	245	17.00	3.73
Exercisable at June 30, 2014	—
Vested or expected to vest at June 30, 2014	241	17.00	3.70
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
A summary of FGL’s restricted shares outstanding as of June 30, 2014, and related activity during the nine months then ended, are as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at September 30, 2013	—	$—
Granted	171	18.11
Forfeited or expired	(5)	19.98
Restricted shares outstanding at June 30, 2014	166	18.06
Exercisable at June 30, 2014	—	—
Vested or expected to vest at June 30, 2014	162	18.00
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
A summary of PRSUs outstanding as of June 30, 2014, and related activity during the nine months then ended, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Weighted Average Grant Date Fair Value
PRSUs outstanding at September 30, 2013	—	$—
Granted	541	17.37
Forfeited or expired	—	—
PRSUs outstanding at June 30, 2014	541	17.37
Exercisable at June 30, 2014	—
Vested or expected to vest at June 30, 2014	541	17.37
Additionally, on December 12, 2013, FGL granted unrestricted shares totaling 58 thousand to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $1.0.

FGLH Plans
A summary of FGLH's outstanding stock options as of June 30, 2014 and changes during the nine months then ended are as follows (share amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price (a)
Stock options outstanding at September 30, 2013	335	$44.23
Granted	—	—
Exercised	(41)	41.23
Forfeited or expired	(3)	47.06
Stock options outstanding at June 30, 2014	291	44.62
Exercisable at June 30, 2014	132	42.33
Vested or expected to vest at June 30, 2014	284	44.57

(a)	The exercise price is based on the value of FGLH’s common stock, not the value of the Company’s common stock. The fair value of FGLH stock at June 30, 2014 is $110.74.
At June 30, 2014, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $19.2, $9.0 and $18.8, respectively. The intrinsic value of stock options exercised during the nine months ended June 30, 2014 and 2013 was $5.9 and $0.4, respectively.
A summary of FGLH's restricted stock units outstanding as of June 30, 2014 and related activity during the nine months then ended is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value (a)
Restricted shares outstanding at September 30, 2013	46	$49.60
Granted	—	—
Exercised	(18)	49.53
Forfeited or expired	(1)	49.45
Restricted shares outstanding at June 30, 2014	27	49.55
Exercisable at June 30, 2014	—
Restricted stock vested or expected to vest at June 30, 2014	25	49.55

(a)	Fair value is based on the value of FGLH’s common stock, not the value of the Company’s common stock.

(11) Income Taxes
The provision for income taxes represents federal income taxes. The effective tax rate for the three and nine months ended June 30, 2014 was 31.2% and 7.0%, respectively. The effective tax rate for the three and nine months ended June 30, 2013 was 28.7% and 32.1%, respectively. The effective tax rate on pre-tax income differs from the U.S Federal statutory rate primarily due to current period changes to the Company’s valuation allowance offsetting its deferred tax asset position. The Company recognized a partial valuation allowance release of $35.0 in the quarter ended March 31, 2014 due to the adoption of a prudent and feasible tax planning strategy that makes it more likely than not that a portion of its capital loss carry forward deferred tax assets will now be realized. The impact is included in the nine month period ended June 30, 2014.
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
During the period ended March 31, 2014, market conditions changed sufficiently that Management determined it was prudent and feasible to adopt a new tax planning strategy. The strategy involves repositioning a portion of the investment portfolio to trigger $100.0 in net unrealized built-in gains (“NUBIG”). The sale of these assets will result in an increase to the Company’s Section 382 limit (i.e. the “adjusted limit”), enabling the Company to utilize capital loss carry forwards that will offset NUBIG-related gains. This strategy makes it more likely than not that the amount of capital loss carryforwards needed to offset those gains will be utilized. Therefore, a partial release of the valuation allowance offsetting the deferred tax asset related to capital loss carry forwards was recorded at the March 31, 2014 reporting date. Management intends to execute the transactions prior to the expiration of Section 382-limited capital loss carry forwards. As of June 30, 2014, approximately $67.5 of NUBIG has been recognized locking in $23.6 in benefits. The Company currently has capital loss carry forwards of $258.8 that are set to expire December 31, 2015.
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
The Company has recorded a partial valuation allowance of $120.4 against its gross deferred tax assets and liabilities of $215.7 as of June 30, 2014. The June 30, 2014 valuation allowance is an offset to capital loss carryforwards (post tax planning strategy execution) expected to expire, as well as non-life company deferred tax assets that will most likely not be recovered due to lack of forecasted taxable income in the non-life segment.
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

(12) Commitments and Contingencies
Contingencies
Regulatory and Litigation Matters
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At June 30, 2014, FGL has accrued $4.4 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4.7.
The Company has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the "Death Master File") and compliance with state claims practices regulation. To date, the Company has received inquiries from authorities in Maryland, Minnesota and New York. The New York Insurance Department issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities, and retained asset accounts. Legislation requiring insurance companies to use the Death Master File to identify potential claims has recently been enacted in Maryland and other states. As a result of these legislative and regulatory developments, in May 2012, the Company undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. During fiscal 2012, the Company incurred an $11.0 benefit expense, net of reinsurance, to increase reserves to cover potential benefits payable resulting from this ongoing effort. Based on its analysis to date, and management’s estimate, the Company believes the remaining accrual will cover the reasonably estimated liability arising out of these developments. In addition, the Company has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states.  The Company established a contingency of $2.0, the mid-point of an estimated range of $1.0 to $3.0, related to the external legal costs and administrative costs of said audits and examinations of which $0.4 has been paid through June 30, 2014. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.
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
On July 5, 2013, the Plaintiff filed a putative class action captioned Eddie L. Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. in the Superior Court of California, County of Los Angeles (the "Court"), at No. BC-514340. The state court Complaint asserts, inter alia, that the Plaintiff and members of the putative class relied on Defendants’ advice in purchasing unsuitable equity-indexed insurance policies. The Plaintiff seeks to certify a class defined as “all persons who reside or are located in the state of California who were sold OM Financial/FGL Insurance equity-indexed universal life insurance policies as an investment.”
On April 4, 2014, the Plaintiff, FGL Insurance and the other two defendants signed a Settlement Agreement, pursuant to which FGL Insurance has agreed to pay a total of $5.3 to settle the claims of a nationwide class consisting, with certain exclusions, of all persons who own or owned an OM Financial/FGL Insurance indexed universal life insurance policy issued from January 1, 2007 through March 31, 2014, inclusive.  As part of the settlement, FGL Insurance agreed to certification of the nationwide class for settlement purposes only. An amended Settlement Agreement was filed with the Court on April 23, 2014 as part of the Plaintiff’s Unopposed Motion for Preliminary Approval of Settlement and Conditional Class Certification. On June 19, 2014, the Court held a hearing on Plaintiff's Unopposed Motion for Preliminary Approval of Settlement and Conditional Class Certification and entered its Order Granting Motion for Preliminary Approval of Class Action Settlement ("Order"). Pursuant to the terms of the Settlement Agreement and the Court's Order, FGL Insurance has the right to unilaterally terminate the settlement if either: (i) 100 policyholders or (ii) policyholders representing more than one percent (1%) of the total premiums paid opt out of or object to the settlement. Final settlement is also subject to other conditions and the entry of a final order that can no longer be appealed. On October 3, 2014, the Court is expected to hold a hearing to determine whether it should finally approve the settlement.
At June 30, 2014, the Company estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9.9 and established a liability for the unpaid portion of the estimate of $7.3. Based on the information currently available the Company does not expect the actual cost for settlement, legal fees and other related cost to differ materially from the amount accrued. The Company is seeking indemnification from OM Group (UK) Limited (“OMGUK”) under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”) between HFG and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. The Company has established an amount recoverable from OMGUK for the amount of $4.5, the collection of which the Company believes is probable. The actual amount recovered from OMGUK could be greater or less than the Company’s estimate, but the Company anticipates that the amount recovered will not be materially different than its current estimate. The settlement, legal fees and other costs related to this class action and the amount recoverable from OMGUK is presented net in the income statement in the caption “Benefits and other changes in policy reserves.”
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
The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the three and nine months ended June 30, 2014 and June 30, 2013 were as follows:

	Three months ended				Nine months ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$65.6	$324.1	$69.9	$150.8	$200.3	$876.9	$212.3	$579.7
Assumed	8.8	6.7	9.1	8.2	27.6	19.1	24.5	15.7
Ceded	(61.3)	(88.3)	(60.0)	(51.8)	(186.5)	(257.7)	(189.9)	(163.7)
Net	$13.1	$242.5	$19.0	$107.2	$41.4	$638.3	$46.9	$431.7
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three and nine months ended June 30, 2014 and June 30, 2013, the Company did not write off any reinsurance balances. During the three and nine months ended June 30, 2014 , the Company did not commute any ceded reinsurance. Effective June 17, 2013, the Company rescinded the portion of the coinsurance agreement dated April 1, 2011 between FGL Insurance and Wilton Re which covered certain disability income riders. Wilton Re paid FGL Insurance a rescission settlement of $6.4. FGL Insurance recognized a net gain on the rescission of $1.9.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.

(14) Related Party Transactions
FSRCI
Effective December 31, 2012, FGL Insurance entered into a reinsurance treaty with FSRCI, an indirect wholly-owned subsidiary of HGI, FGL’s parent, whereby FGL ceded 10% of its June 30, 2012 in-force annuity block business not already reinsured on a funds withheld basis. Under the terms of the agreement, FSRCI paid FGL Insurance an initial ceding allowance of $15.0. A study prepared by an independent third party actuarial firm determined that the initial ceding allowance of $15.0 is a fair and reasonable valuation. The coinsurance agreement was on a funds withheld basis, meaning that funds were withheld by FGL Insurance from the coinsurance premium owed to FSRCI as collateral for FSRCI’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of FGL Insurance.
At June 30, 2014 and September 30, 2013, the Company's reinsurance recoverable included $1,281.7 and $1,365.0, respectively, related to FSRCI and funds withheld for reinsurance liabilities included $1,301.2 and $1,368.3, respectively, related to FSRCI.
Below are the ceded operating results to FSRCI’s for the three and nine months ended June 30, 2014:

Revenues:	Three months ended June 30, 2014	Nine months ended June 30, 2014
Premiums	$0.2	$0.6
Net investment income	14.1	46.3
Net investment gains	9.8	21.1
Insurance and investment product fees	1.2	3.6
Total Revenues	25.3	71.6

Benefits and expenses:
Benefits and other changes in policy reserves	(17.5)	(49.9)
Acquisition & operating expenses, net of deferrals	(1.1)	(4.7)
Total benefits and expenses	(18.6)	(54.6)

Operating income	$6.7	$17.0
FGL Insurance invested in CLO securities issued by Fortress Credit Opportunities III CLO LP ("FCO III") and also invested in securities issued by Fortress Credit BSL Limited ("Fortress BSL"). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC, which has acquired interests greater than 10% ownership in HGI as of June 30, 2014.
During the June 2014 quarter, Leucadia National Corp ("Leucadia") ownership interest in HGI's outstanding common shares exceeded 10%. As of June 30, 2014, FGL Insurance held $37.3 debt securities issued by Leucadia as well as corporate debt issued by Jefferies Group Inc. ("Jefferies"), a wholly owned subsidiary of Leucadia. Additionally, Frederick's of Hollywood became a wholly owned subsidiary of HGI during the quarter. As of June 30, 2014, FGL Insurance held loan participation interests with Fredericks of Hollywood with a carry value of $11.0.
FGL Insurance participates in loans to third parties originated by Salus. In addition to the participation in loans originated by Salus, FGL Insurance also agreed to provide Salus with financing in the form of a revolving loan and promissory note. In January 2014, FGL Insurance acquired from FSRCI preferred equity interests in Salus which have a 10% per annum return and a total par value of $30.0. Salus is a limited liability company and considered a variable interest entity (“VIE”) as it does not have sufficient equity to finance its own activities without additional financial support and certain of its investors lack certain characteristics of a controlling financial interest. FGL Insurance does not have any voting rights or notice rights under the Salus limited liability company agreement or amendments, does not have any rights to remove the manager of Salus and was not involved in the design of Salus. Therefore, FGL Insurance lacks the ability to direct the activities of Salus and is not considered the primary beneficiary. As a result, Salus is not consolidated in the Company’s financial statements. The Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests, the promissory note and any amounts owed under the revolving loan as reported in its balance sheet. The carrying value of these investments in Salus as of June 30, 2014 and September 30, 2013 are disclosed in the tables below.
The Company’s consolidated related party investments as of June 30, 2014 and September 30, 2013, and related net investment income for the three and nine months ended June 30, 2014 and 2013 are summarized as follows:

		June 30, 2014
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus collateralized loan obligations	Fixed Maturities, available for sale	$240.3	$0.6	$240.9
Fortress Investment Group collateralized loan obligations	Fixed Maturities, available for sale	106.5	0.7	107.2
Leucadia National Corp	Fixed Maturities, available for sale	37.3	0.4	37.7
Jefferies Group Inc	Fixed Maturities, available for sale	69.0	1.4	70.4
Salus preferred equity(a)	Equity securities, available for sale	35.0	—	35.0
Salus participations	Other Invested Assets	168.1	1.4	169.5
Foreign exchange embedded derivative	Other Invested Assets	0.6	—	0.6
HGI energy loan	Related Party Loans	70.0	—	70.0
Salus 2012 participations	Related Party Loans	12.6	—	12.6
Salus promissory note	Related Party Loans	20.0	0.5	20.5
Salus revolver	Related Party Loans	10.0	—	10.0
Frederick's of Hollywood	Related Party Loans	11.0	—	11.0
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.

		September 30, 2013
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus collateralized loan obligations	Fixed Maturities, available for sale	$241.5	$0.4	$241.9
Salus participations	Other Invested Assets	157.0	1.5	158.5
HGI energy loan	Related Party Loans	70.0	1.6	71.6
Salus 2012 participations	Related Party Loans	27.3	0.1	27.4
Salus promissory note	Related Party Loans	20.0	—	20.0

		Three months ended		Nine months ended
		June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Type	Investment Income Classification	Net investment income	Net investment income	Net investment income	Net investment income
Salus collateralized loan obligations	Fixed Maturities	$3.0	$1.1	$9.2	$2.3
Fortress Investment Group collateralized loan obligations	Fixed Maturities	0.9	—	0.9	—
Leucadia National Corp	Fixed Maturities	1.3	—	1.3	—
Jefferies Group Inc	Fixed Maturities	0.9	—	2.6	—
Salus preferred equity	Equity securities	—	1.4	—	2.1
Salus participations	Other Invested Assets	3.8	2.1	13.8	2.1
HGI energy loan	Related Party Loans	1.1	2.8	3.4	3.4
Salus 2012 participations	Related Party Loans	0.2	0.3	0.5	3.1
Salus promissory note	Related Party Loans	0.3	0.4	1.0	1.1
Salus Revolver	Related Party Loans	0.2	0.1	0.4	0.1
The Company had realized gains of $0.6 for both the three and nine months ended, June 30, 2014 related to its foreign exchange embedded derivative included in other invested assets.
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

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended		Nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income attributable to common shares - basic	$56.5	$53.2	$124.0	$237.0

Weighted-average common shares outstanding - basic	58,271	47,000	55,195	47,000
Dilutive effect of unvested restricted stock and unvested performance restricted stock	167	—	113	—
Dilutive effect of stock options	37	—	22	—
Weighted-average shares outstanding - diluted	58,475	47,000	55,330	47,000

Net income per common share:
Basic	$0.97	$1.13	$2.25	$5.04
Diluted	$0.97	$1.13	$2.24	$5.04
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL shares of common stock outstanding, excluding unvested restricted stock.

(16) Insurance Subsidiary Financial Information and Regulatory Matters
The Company’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with GAAP are that statutory financial statements do not reflect DAC and VOBA, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in an $11.5 increase to statutory capital and surplus at December 31, 2013. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $805.8 to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which had the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice has no impact on the Company’s consolidated financial statements which are prepared in accordance with GAAP.
FGL Insurance’s statutory carrying value of Raven Reinsurance Company ("Raven Re") reflects the effect of permitted practices Raven Re received. Raven Re is permitted to treat the available amount of a letter of credit as an admitted asset. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative and its risk-based capital would fall below the minimum regulatory requirements. As of June 30, 2014, FGL NY Insurance does not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices.
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
In addition, in connection with its re-domestication to Iowa, FGL Insurance agreed to the conditions set by the Iowa Commissioner that neither Mr. Falcone nor any employees of Harbinger Capital Partners LLC (“HCP”) may serve as an officer or director of FGL Insurance or FGL (but FGL Insurance may request that the Iowa Insurance Division lift this restriction after five years); neither Mr. Falcone nor HCP shall be involved in making investment decisions for FGL Insurance or any funds withheld account that supports credit for reinsurance for FGL Insurance for five years; and, within three months of FGL’s IPO, FGL shall have an audit committee that complies with Iowa regulation 191-98.13(8) which requires that 75% of the audit committee’s members be independent.  FGL has complied with these requirements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Management's discussion and analysis reviews our consolidated financial position at June 30, 2014 (unaudited) and September 30, 2013, and the unaudited consolidated results of operations for the three and nine months ended June 30, 2014 and 2013 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of FGL, which was included with our audited consolidated financial statements for the year ended September 30, 2013 included within the Prospectus dated December 12, 2013. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in "Part II — Other Information" of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the U.S. Securities & Exchange Commission's (the "SEC"), including our Registration Statement on Form S-1, as amended (File No. 333-190880), which can be found at the SEC's website www.sec.gov. In this Quarterly Report on Form 10-Q we refer to the three months ended June 30, 2014 as the "Fiscal 2014 Quarter,", the nine months ended June 30, 2014 as the "Fiscal 2014 Nine Months", the three month ended June 30, 2013 as the "Fiscal 2013 Quarter" and the nine months ended June 30, 2013 as the "Fiscal 2013 Nine Months".
On August 9, 2013, the Company distributed its ownership interests in its wholly-owned subsidiaries, HGI Real Estate, LLC, and FS Holdco II Ltd. ("FS Holdco") to HGI and HGI's subsidiaries. Beginning on August 9, 2013 with the distribution of FS Holdco, the Company’s financials reflected the 10% reinsurance agreement, whereby FGL cedes 10% of its in-force annuity block not already reinsured on a funds withheld basis to FSR, a subsidiary of FS Holdco. Accordingly, the three and nine months ended June 30, 2013 include net earnings of $(7.3) and $10.1, respectively from HGI Real Estate, LLC, and FS Holdco operations.
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
In setting the features and pricing of new FIA sales relative to our targeted net margin, we take into account our expectations regarding (1) net investment spread, which is the difference between the net investment income we earn and the sum of the interest credited to policyholders and the cost of hedging our risk on the policies; (2) fees, including surrender charges and rider fees, partly offset by vesting bonuses that we pay our policyholders; and (3) a number of related expenses, including benefits and reserves, acquisition costs, and general and administrative expenses.

Trends and Uncertainties
The following factors represent some of the key trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and financial performance in the future.
Market Conditions
Market volatility has affected and may continue to affect our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. In the long-term, however, we believe that the 2008 through 2010 financial crisis and resultant lingering financial uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. We believe current market conditions may ultimately enhance the attractiveness of our product portfolio. To enhance the attractiveness and profitability of our products and services, we continually to monitor the behavior of our customers, as evidenced by mortality rates, morbidity rates, annuitization rates and lapse rates, which vary in response to changes in market conditions.
Interest Rate Environment
Certain of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of June 30, 2014, the GAAP reserves and average crediting rate on our fixed rate annuities were $2.9 billion and 3.5%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would positively impact earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
Due to turbulence in the stock market in 2007 and 2008, many middle-income Americans have grown to appreciate the security these indexed products afford. As a result, the IUL market expanded from $100 of annual premiums in 2002 to over $1.3 billion of annual premiums in 2012. Similarly, the FIA market grew from nearly $12 billion of sales in 2002 to $34 billion of sales in 2012.

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

Our own sales of annuities and IULs by quarter were as follows:

	Annuity Sales		IUL Sales
(in millions)	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Q1	$540.6	$247.3	$5.0	$5.5
Q2	727.5	243.8	4.8	4.3
Q3	391.7	270.5	5.9	4.3
Total	$1,659.8	$761.6	$15.7	$14.1
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on FIA policies, known as the net investment spread . With respect to FIAs, the cost of the cost of hedging our risk includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for index credits earned on annuity contractholder fund balances.
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

Results of Operations
The following tables set forth the consolidated results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)
Revenues:
Premiums	$13.1	$19.0	$(5.9)	$41.4	$46.9	$(5.5)
Net investment income	191.2	184.6	6.6	558.9	522.8	36.1
Net investment gains	145.0	58.3	86.7	266.7	411.5	(144.8)
Insurance and investment product fees and other	18.6	16.1	2.5	51.3	44.6	6.7
Total revenues	367.9	278.0	89.9	918.3	1,025.8	(107.5)
Benefits and other changes in policy reserves	242.5	107.2	135.3	638.3	431.7	206.6
Acquisition and operating expenses, net of deferrals	22.9	25.6	(2.7)	80.9	76.0	4.9
Amortization of intangible assets	14.7	64.7	(50.0)	48.9	163.1	(114.2)
Total benefits and expenses	280.1	197.5	82.6	768.1	670.8	97.3
Operating income	87.8	80.5	7.3	150.2	355.0	(204.8)
Interest expense	(5.7)	(5.9)	0.2	(16.9)	(5.9)	(11.0)
Income before income taxes	82.1	74.6	7.5	133.3	349.1	(215.8)
Income tax expense	25.6	21.4	4.2	9.3	112.1	(102.8)
Net income	$56.5	$53.2	$3.3	$124.0	$237.0	$(113.0)
Annuity sales during the Fiscal 2014 Quarter and the Fiscal 2013 Quarter were $391.7 and $270.5, respectively, including $378.6 and $263.8, respectively, of FIA sales. Annuity sales during the Fiscal 2014 Nine Months and the Fiscal 2013 Nine Months were $1,659.8 and $761.6, respectively, including $997.5 and $745.5, respectively, of FIA sales. The increase in sales period over period is primarily due to higher than expected sales for the multi-year guarantee annuity ("MYGA") program as the Company tested the MYGA market during the first half of 2014 and higher FIA sales in the Fiscal 2014 Quarter.
Revenues
Premiums. For the Fiscal 2014 Quarter, premiums decreased $5.9, or 31.1%, to $13.1 from $19.0 for the Fiscal 2013 Quarter. For the Fiscal 2014 Nine Months, premiums decreased $5.5, or 11.7%, to $41.4 from $46.9 for the Fiscal 2013 Nine Months. The decrease in premiums for quarter over quarter and year over year is primarily due to the rescission of the coinsurance agreement with Wilton Re covering Home Certain disability income riders during the Fiscal 2013 Quarter which resulted in a decrease in ceded premiums of approximately $4.5 and corresponding increase in total net premiums. Premiums primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. The remaining traditional life business is primarily related to traditional life contracts that contain return of premium riders, which have not been reinsured to third party reinsurers.
Net investment income. For the Fiscal 2014 Quarter, net investment income increased $6.6, or 3.6%, to $191.2 from $184.6 for the Fiscal 2013 Quarter. The quarter over quarter increase is primarily due to higher yield on invested assets during the Fiscal 2014 Quarter. During the fourth quarter of Fiscal Year 2013, we found opportunities to sell investments in gain positions and invested these proceeds into higher yielding assets during the first half of 2014. This resulted in an earned yield of 4.62% during the Fiscal 2014 Quarter compared to 4.36% during the Fiscal 2013 Quarter.
For the Fiscal 2014 Nine Months, net investment income increased $36.1, or 6.9%, to $558.9 from $522.8 for the Fiscal 2013 Nine Months. The Fiscal 2013 Nine Months was impacted by our decision in the first quarter of 2013 to be defensive with our investment portfolio, given the interest rate environment at the time, and reduce the credit and interest rate risk exposures in the portfolio, as well as shorten the duration of the portfolio relative to our liabilities. In addition, we sold investments that utilized pre-acquisition tax benefits (carryforwards) which resulted in tax free capital gains. These strategies resulted in significant sales of investments during the first quarter of 2013. The proceeds from the investment sales, including the tax free gains, were primarily held in cash, cash equivalents and treasury notes, which temporarily lowered investment income until the proceeds were reinvested. We began reinvesting the sales proceeds in September 2013 and continued our reinvestment strategy into the first half of 2014. This reinvestment strategy resulted in a decrease in average cash and short-term investments from $1,757.5 during the Fiscal 2013 Nine Months to $1,057.0 during the Fiscal 2014 Nine Months. Furthermore, we reinvested the excess cash and short-term investments into higher yielding assets which resulted in an earned yield of 4.60% during the Fiscal 2014 Nine Months compared to 4.18% during the Fiscal 2013 Nine Months.
The Company’s cash and short-term investments position at the end of recent periods is summarized as follows:

	Fiscal Nine Months
(in $ millions)	2014	2013
Q1	$1,262.0	$2,564.4
Q2	881.3	1,516.3
Q3	1,027.7	1,191.7
Q4		1,995.3
AAUM (on an amortized cost basis) was $16.5 billion and $16.8 billion and the yield earned on AAUM was 4.62% and 4.36% (annualized) for the Fiscal 2014 Quarter and the Fiscal 2013 Quarter, respectively, compared to interest credited and option costs of 2.88% and 2.92% (annualized) for each period, respectively.
AAUM (on an amortized cost basis) was $16.2 billion and $16.6 billion and the yield earned on AAUM was 4.60% and 4.18% (annualized) for the Fiscal 2014 Nine Months and the Fiscal 2013 Nine Months, respectively, compared to interest credited and option costs of 2.94% and 2.96% (annualized) for each period, respectively.
Our net investment spread for the period is summarized as follows (annualized):

	Fiscal Quarter		Fiscal Nine Months
	2014	2013	2014	2013
Yield on AAUM (at amortized cost)	4.62%	4.36%	4.60%	4.18%
Less: Interest credited and option cost	2.88%	2.92%	2.94%	2.96%
Net investment spread	1.74%	1.44%	1.66%	1.22%
The net investment spread for the Fiscal 2014 Quarter and the Fiscal 2014 Nine Months increased 0.30% and 0.44% compared to the Fiscal 2013 Quarter and the Fiscal 2013 Nine Months, respectively, due to the re-investment strategy discussed above, which resulted in a decrease in excess liquidity held in low yielding cash and short-term investments and an increase in yield earned and net investment income.
Net investment gains. Fiscal 2014 Quarter, we had net investment gains of $145.0 compared to net investment gains of $58.3 for the Fiscal 2013 Quarter. The period over period increase of $86.7 is primarily due to an increase in net realized and unrealized gains on futures contracts and call options of $73.8 primarily resulting from the performance of the indices upon which the call options and futures contracts are based. We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 index with the remainder based upon other equity and bond market indices. The S&P 500 index increased 4.7% and 2.4% during the Fiscal 2014 Quarter and the Fiscal 2013 Quarter, respectively (the percentages noted are a fiscal quarter over quarter comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date). Included in the net realized and unrealized gains on futures contracts and call options in the Fiscal 2013 Quarter was an unrealized loss of $30.9, primarily due to the expiration of options in the money during the quarter that were in an unrealized gain position as of March 31, 2013.
Also contributing to the quarter over quarter increase were net investment gains on fixed maturity and equity available-for-sale securities in the Fiscal 2014 Quarter of $73.0, compared to net investment gains of $38.7 for the Fiscal 2013 Quarter. The $34.3 increase period over period is primarily due to $73.0 of gains during the Fiscal 2014 Quarter related to the Company’s Tax Planning Strategy adopted during the March 2014 quarter. The strategy involves repositioning a portion of the investment portfolio to trigger net unrealized built-in gains ("NUBIG") which will allow for the utilization of capital loss carry forwards.

Partially offsetting the increases above was a decrease in the fair value of the reinsurance related embedded derivative, which is based on the change in fair value of the underlying assets held in the funds withheld portfolio, resulting in an unrealized loss of $21.2 during the Fiscal 2014 Quarter. This change was primarily due to a decrease in treasury rates during the quarter and corresponding increase in the unrealized gain position of the Front Street Re funds withheld portfolio.
For the Fiscal 2014 Nine Months, we had net investment gains of $266.7 compared to net investment gains of $411.5 for the Fiscal 2013 Nine Months. The period over period decrease of $144.8 is primarily due to $91.3 of net investment gains on fixed maturity and equity available-for-sale securities in the Fiscal 2014 Nine Months, compared to net investment gains of $285.2 for the Fiscal 2013 Nine Months. The $193.9 decrease period over period is primarily due to our portfolio repositioning trading activity during the Fiscal 2013 Nine Months in which we sold certain investments during the first quarter of 2013 that utilized pre-acquisition tax benefits (carryforwards) which resulted in tax free capital gains.
Also contributing to the period over period decrease was a decrease in the fair value of the reinsurance related embedded derivative, which is based on the change in fair value of the underlying assets held in the funds withheld portfolio, resulting in an unrealized loss of $54.3 during the Fiscal 2014 Nine Months. This change was primarily due to a decrease in treasury rates during the quarter and corresponding increase in the unrealized gain position of the Front Street Re funds withheld portfolio.
Partially offsetting the decreases above was an increase in net realized and unrealized gains on futures contracts and call options of $103.7 primarily resulting from the performance of the indices upon which the call options and futures contracts are based. The S&P 500 index increased 16.6% and 11.5% during the Fiscal 2014 Nine Months and the Fiscal 2013 Nine Months, respectively (the percentages noted are a fiscal quarter over quarter comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).
The components of the realized and unrealized gains on derivative instruments hedging our indexed annuity products are as follows (in millions):

	Fiscal Quarter			Fiscal Nine Months
	2014	2013	Increase / (Decrease)	2014	2013	Increase / (Decrease)
Call options:
Gain (loss) on option expiration	$46.5	$47.4	$(0.9)	$135.8	$87.4	$48.4
Change in unrealized gain (loss)	36.9	(30.9)	67.8	69.6	26.6	43.0
Futures contracts:
Gain (loss) on futures contracts expiration	10.7	6.6	4.1	21.2	11.9	9.3
Change in unrealized gain (loss)	(0.3)	(3.1)	2.8	3.7	0.7	3.0
	$93.8	$20.0	$73.8	$230.3	$126.6	$103.7

The average index credits to policyholders were as follows:

	Fiscal Quarter		Fiscal Nine Months
	2014	2013	2014	2013
S&P 500 Index:
Point-to-point strategy	4.6%	4.7%	4.8%	5.4%
Monthly average strategy	4.8%	4.1%	5.0%	4.9%
Monthly point-to-point strategy	5.4%	5.7%	6.5%	4.3%
3 Year high water mark	21.3%	20.3%	20.7%	23.7%
For the Fiscal 2014 Quarter and Fiscal 2014 Nine Months, the average credit to contractholders from index credits during the period was 5.1% and 5.6%, respectively, compared to 5.1% and 5.0% for the same periods in 2013. The credits for the Fiscal 2014 Quarter and Fiscal 2014 Nine Months were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created lower overall monthly point-to-point credits in the Fiscal 2013 Quarter and Fiscal 2013 Nine Months compared to the S&P 500 Index growth for issue dates in the Fiscal 2014 Quarter and Fiscal 2014 Nine Months, respectively.

Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow the Company to manage the cost of the options purchased to fund the annual index credits.
Insurance and investment product fees and other. Insurance and investment product fees and other consists primarily of the cost of insurance, policy rider fees and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). These revenues increased $2.5, or 15.5% to $18.6, for the Fiscal 2014 Quarter from $16.1 for Fiscal 2013 Quarter and increased $6.7, or 15.0% to $51.3, for the Fiscal 2014 Nine Months from $44.6 for Fiscal 2013 Nine Months. These increases are primarily due to the growth in sales of our IUL and FIA products and the product fees associated with them over the past year.
Benefits and expenses
Benefits and other changes in policy reserves. For the Fiscal 2014 Quarter, benefits and other changes in policy reserves increased $135.3, or 126.2%, to $242.5, from $107.2 for the Fiscal 2013 Quarter. This increase was principally due to the FIA market value liability which increased $49.8 during the Fiscal 2014 Quarter compared to a $44.8 decrease during the Fiscal 2013 Quarter. The FIA market value liability is directly correlated with the change in market value of the derivative assets hedging our FIA policies. Accordingly, the period over period increase of $94.6 was primarily due to the equity market movements during these respective quarters (see the net investment gain discussion above for details on the change in market value of our derivative assets quarter over quarter). Also contributing to the increase in benefits and other changes in policy reserves was the FIA present value of future credits and guarantee liability change, which increased $5.2 during the Fiscal 2014 Quarter compared to a $73.0 decrease during the Fiscal 2013 Quarter. The period over period increase of $78.2 was primarily driven by the change in risk free rates during the respective quarters. During the Fiscal 2014 Quarter a decrease in risk free rates increased reserves by $20.6 compared to an increase in risk free rates in the Fiscal 2013 Quarter and corresponding decrease in reserves of $60.5.
Partially offsetting the quarter over quarter increases above was a quarter over quarter decrease in immediate annuity policy reserves of $22.0 primarily due to mortality experience. Upon a death, we release the reserve established for the expected remaining benefits which are based on assumptions for mortality among other things. To the extent the actual deaths in the period are higher than expected, additional reserves will be released.
For the Fiscal 2014 Nine Months, benefits and other changes in policy reserves increased $206.6, or 47.9%, to $638.3 from $431.7 for the Fiscal 2013 Nine Months. This increase was principally due to the FIA present value of future credits and guarantee liability change period over period as well as an increase in the FIA market value liability. The FIA present value of future credits and guarantee liability change decreased $16.3 during the Fiscal 2014 Nine Months compared to a $131.7 decrease during the Fiscal 2013 Nine Months. The period over period increase of $115.4 was primarily driven by an increase in risk free rates during the Fiscal 2013 Nine Months, which reduced reserves by $99.3 compared to a decrease in rates and corresponding reserve increase of $12.0 during the Fiscal 2014 Nine Months. Also contributing to the increase in benefits and other changes in policy reserves was the FIA market value liability which increased $80.4 period over period. As discussed above, this change is primarily due to the market value of the derivative assets hedging our FIA policies (see the net investment gain discussion above for details on the change in market value of our derivative assets quarter over quarter). Lastly, index credits, interest credited and bonuses increased $25.2 period over period primarily due to increased sales of new FIA and deferred annuity policies during the past year.

Below is a summary of the major components included in Benefits and other changes in policy reserves for the Fiscal 2014 Quarter and 2013 Quarters and Nine Months:

	Fiscal Quarter		Increase / (Decrease)	Fiscal Nine Months		Increase / (Decrease)
	2014	2013	2014 compared to 2013	2014	2013	2014 compared to 2013
FIA market value option liability	$49.8	$(44.8)	$94.6	$97.7	$17.3	$80.4
FIA present value future credits & guarantee liability change	5.2	(73.0)	78.2	(16.3)	(131.7)	115.4
Index credits, interest credited & bonuses	156.9	160.6	(3.7)	446.7	421.5	25.2
Annuity Payments	46.3	56.4	(10.1)	143.0	167.7	(24.7)
Other policy benefits and reserve movements	(15.7)	8.0	(23.7)	(32.8)	(43.1)	10.3
Total benefits and other changes in policy reserves	$242.5	$107.2	$135.3	$638.3	$431.7	$206.6
Acquisition and operating expenses, net of deferrals. Acquisition, and operating expenses, net of deferrals, decreased $2.7, or 10.5%, from $25.6 for the Fiscal 2013 Quarter to $22.9 for the Fiscal 2014 Quarter. This decrease was due in part to $1.1 of expenses ceded to Front Street Re which were included in the consolidated results of FGL for the Fiscal 2013 Quarter as Front Street Re was a fully consolidated subsidiary of FGL. As discussed previously, on August 9, 2013 in preparation for the IPO, FGL distributed this subsidiary to its parent company. Accordingly, the Fiscal 2014 acquisition and operating expenses are reduced for expenses ceded to Front Street Re. Additionally, the Fiscal 2013 Quarter includes a $1.2 change of tax fees due to additional guarantee fund expenses related to Executive Life of NY, which went into formal liquidation during the quarter.
Acquisition and operating expenses, net of deferrals, increased $4.9, or 6.4%, from $76.0 for the Fiscal 2013 Nine Months to $80.9 for the Fiscal 2014 Nine Months. The period over period increases were principally due to an increase in stock compensation expense as a result of the FGL 2013 Stock Incentive Plan that was adopted on November 7, 2013 in conjunction with the IPO. Additionally, the stock compensation expense related to the 2011 and 2012 FGLH Plans increased as a result of the appreciation of the Company's share price since the initial public offering. See Note 10, Stock Compensation, in our unaudited Condensed Consolidated Financial Statements for additional information regarding our stock compensation plans.
Amortization of intangibles. For the Fiscal 2014 Quarter, amortization of intangibles decreased $50.0, or 77.3%, to $14.7 from $64.7 for the Fiscal 2013 Quarter and decreased $114.2, or 70.0%, from $163.1 for the Fiscal 2013 Nine Months to $48.9 for the Fiscal 2014 Nine Months. Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Accordingly, the period over period decreases were primarily due to lower gross margins on our FIA products during the Fiscal 2014 Quarter and Fiscal 2014 Nine Months, respectively. The decrease in the margins for both periods was primarily due to the increase in the FIA present value of future credits and guarantee liability discussed above. Additionally, the decrease in trading gains on the AFS portfolio as discussed above contributed to lower gross margins during the Fiscal 2014 Nine Months.
Other items affecting net income
Interest expense. Interest expense for the Fiscal 2014 Quarter and Fiscal 2014 Nine Months was $5.7 and $16.9, respectively, and $5.9 for both the Fiscal 2013 Quarter and Fiscal 2013 Nine Months, respectively. The interest expense reflects the interest incurred on the $300.0 of outstanding 6.375% senior notes (the "Senior Notes") which were issued by FGLH in March 2013. Accordingly, the Fiscal 2013 Nine Months only includes 3 months of interest expense compared to 9 months in Fiscal 2014. The outstanding Senior Notes pay interest semi-annually at a coupon rate of 6.375%.
Income tax expense (benefit). Income tax expense for the Fiscal 2014 Quarter was $25.6, net of a valuation allowance release of $3.0, compared to income tax expense of $21.4 for the Fiscal 2013 Quarter, net of a valuation allowance release of $4.6. The increase in income tax expense of $4.2 quarter over quarter is due to a combination of an increase in pre-tax income of $7.5 and a decrease in valuation allowance release of $1.6 related to capital loss carryforward deferred tax assets.
Income tax expense for the Fiscal 2014 Nine Months was $9.3, net of a valuation allowance release of $38.3, compared to income tax expense of $112.1 for the Fiscal 2013 Nine Months, net of a valuation allowance release of $6.6. The decrease in income tax expense of $102.8 period over period is primarily due to a decrease in pre-tax income of $215.8 and a valuation allowance release of $35.0 in the prior quarter related to capital loss carryforward deferred tax assets that are now more likely than not to be realized because of the adoption of the tax planning strategy discussed in Note 11, Income Taxes, of our unaudited Condensed Consolidated Financial Statements.

AOI
The table below shows the adjustments made to reconcile net income to our AOI:

	Fiscal Quarter		Fiscal Nine Months
Reconciliation from Net Income to AOI:	2014	2013	2014	2013
Net Income	$56.5	$53.2	$124.0	$237.0
Adjustments to arrive at AOI:
Effect of investment (gains) losses, net of offsets	(39.5)	(13.3)	(49.5)	(134.0)
Effect of change in FIA embedded derivative discount rate, net of offsets	8.1	(22.4)	4.6	(38.2)
Effect of change in fair value of reinsurance related embedded derivative, net of offsets	10.2	—	27.9	—
Effects of class action litigation reserves, net of offsets	(0.1)	—	1.0	—
Residual net income of distributed subsidiaries	—	(3.5)	—	(6.2)
AOI	$35.2	$14.0	$108.0	$58.6

For the Fiscal 2014 Quarter, AOI increased $21.2 to $35.2, from $14.0 for the Fiscal 2013 Quarter. The increase is primarily due to $5.7 favorable mortality experience in the immediate annuity product line, a $4.3 increase in net investment income after-tax as well as favorable intangible amortization of $4.7, on an after-tax basis. Additionally, results in the Fiscal 2013 Quarter included $5.0 of reserve strengthening in the immediate annuity product line and $2.7 of project related expenses, after-tax.
For the Fiscal 2014 Nine Months, AOI increased $49.4 to $108.0, from $58.6 for the Fiscal 2013 Nine Months. The increase is primarily due to a $31.7 increase in valuation allowance release year over year as well as an increase in net investment income of $23.5, net of income taxes during the Fiscal 2014 Nine Months as discussed above.

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
As of June 30, 2014 and September 30, 2013, the fair value of our investment portfolio was approximately $18.4 billion and $16.2 billion, respectively, and was divided among the following asset class and sectors:

(dollars in millions)	June 30, 2014		September 30, 2013
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$410.5	2.2%	$1,001.8	6.2%
United States Government sponsored entities	99.5	0.5%	98.6	0.6%
United States municipalities, states and territories	1,255.7	6.8%	1,007.0	6.2%
Corporate securities:
Finance, insurance and real estate	5,468.0	29.9%	5,053.8	31.1%
Manufacturing, construction and mining	863.3	4.7%	1,746.2	10.8%
Utilities and related sectors	1,894.0	10.3%	757.3	4.7%
Wholesale/retail trade	990.5	5.4%	844.1	5.2%
Services, media and other	1,082.0	5.9%	1,016.9	6.3%
Hybrid securities	481.6	2.6%	428.8	2.6%
Non-agency residential mortgage backed securities	1,874.1	10.2%	1,368.1	8.4%
Commercial mortgage backed securities	610.2	3.3%	454.3	2.8%
Asset backed securities	1,978.0	10.8%	1,764.5	10.9%
Equity securities (a)	698.4	3.8%	271.1	1.7%
Other (primarily derivatives, policy loans and CMLS)	664.9	3.6%	410.0	2.5%
Total	$18,370.7	100.0%	$16,222.5	100.0%

(a) Includes investment grade non-redeemable preferred stocks ($609.6 and $226.3, respectively) and Federal Home Loan Bank of Atlanta common stock ($38.8 and $44.6, respectively).
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

As of June 30, 2014 and September 30, 2013, our fixed maturity AFS securities portfolio was approximately $17.0 billion and $15.5 billion, respectively. The increase in B and below investments from September 30, 2013 to June 30, 2014 due primarily to the acquisition of non-agency RMBS securities (which carry a NAIC 1 designation) which represent the majority of the increase in this segment over the relevant time period. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio:

(dollars in millions)	June 30, 2014		September 30, 2013
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,781.3	10.5%	$1,924.3	12.4%
AA	1,983.8	11.7%	2,423.1	15.6%
A	3,864.3	22.7%	3,791.3	24.4%
BBB	6,802.2	40.0%	5,508.6	35.4%
BB (a)	649.3	3.8%	468.1	3.0%
B and below (b)	1,926.5	11.3%	1,426.0	9.2%
Total	$17,007.4	100.0%	$15,541.4	100.0%
(a) Includes $48.4 and $31.4 at June 30, 2014 and September 30, 2013, respectively, of non-agency RMBS that carry a NAIC 1 designation.
(b) Includes $1,571.3 and $1,096.3 at June 30, 2014 and September 30, 2013, respectively, of non-agency RMBS that carry a NAIC 1 designation.
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

The tables below present our fixed maturity securities by NAIC designation as of June 30, 2014 and September 30, 2013:

(dollars in millions)	June 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,312.4	$9,800.6	57.6%
2	5,996.2	6,328.6	37.2%
3	479.9	510.5	3.0%
4	265.9	270.3	1.6%
5	99.5	97.4	0.6%
	$16,153.9	$17,007.4	100.0%

	September 30, 2013
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,342.0	$9,554.0	61.5%
2	5,362.2	5,379.2	34.6%
3	405.0	415.4	2.7%
4	132.7	133.0	0.9%
5	53.9	53.8	0.3%
6	5.9	6.0	—%
	$15,301.7	$15,541.4	100.0%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2014 and September 30, 2013, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2014		September 30, 2013
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$350.2	$353.3	$978.5	$982.4
Due after one year through five years	2,297.9	2,368.3	2,739.1	2,805.8
Due after five years through ten years	3,290.4	3,439.3	2,972.4	3,000.9
Due after ten years	5,748.8	6,204.0	5,007.5	5,037.5
Subtotal	$11,687.3	$12,364.9	$11,697.5	$11,826.6
Other securities which provide for periodic payments:
Asset-backed securities	$1,970.7	$1,978.0	$1,745.2	$1,764.6
Commercial-mortgage-backed securities	585.0	610.2	431.3	454.3
Structured hybrids	76.2	80.7	27.1	29.4
Agency residential mortgage-backed securities	96.1	99.5	96.5	98.6
Non-agency residential mortgage-backed securities	1,738.6	1,874.1	1,304.0	1,368.0
Total fixed maturity available-for-sale securities	$16,153.9	$17,007.4	$15,301.6	$15,541.5
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
The fair value of our investments in subprime and Alt-A RMBS securities was $529.5 and $614.3 as of June 30, 2014, respectively, and $360.7 and $394.9 as of September 30, 2013, respectively. We continue to focus on NAIC 1 and 2 rated investments and have reduced our exposure to NAIC 4 or lower rated investments since September 30, 2013.
The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of June 30, 2014 and September 30, 2013:

	NAIC Designation		NRSRO		Vintage
As of June 30, 2014	1	97.4%	AAA	6.3%	2008	0.5%
	2	1.6%	AA	1.4%	2007	17.2%
	3	0.8%	A	6.6%	2006	33.3%
	4	0.2%	BBB	3.1%	2005 and prior	49.0%
	5	—%	BB and below	82.6%		100.0%
	6	—%		100.0%
		100.0%
As of September 30, 2013	1	92.5%	AAA	4.8%	2007	21.8%
	2	6.0%	AA	2.3%	2006	23.9%
	3	0.7%	A	8.7%	2005 and prior	54.3%
	4	0.5%	BBB	3.9%		100.0%
	5	0.3%	BB and below	80.3%
	6	—%		100.0%
		100.0%
ABS Exposure
As of June 30, 2014, our asset backed security ("ABS") exposure was largely composed of NAIC 1 rated tranches of collateralized loan obligations ("CLOs"), which comprised 93.3% of all ABS holdings. These exposures, are generally senior tranches of collateralized loan obligations ("CLOs") which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 6.7% of total ABS assets, or 0.7% of total invested assets. As of June 30, 2014, the CLO and non-CLO positions were trading at a net unrealized gain position of $5.6 and $1.7, respectively.
The non-CLO exposure as of September 30, 2013 represented 11.1% of total ABS assets, or 1.2%, of total invested assets. As of September 30, 2013, the CLO positions were trading at a net unrealized gain position of $20.4 million and non-CLO positions were trading at a net unrealized loss position of $(1.0) .

(dollars in millions)	June 30, 2014		September 30, 2013
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$1,844.3	93.3%	$1,569.4	88.9%
ABS Auto	16.5	0.8%	11.7	0.7%
ABS Home Equity	2.6	0.1%	68.1	3.9%
ABS Other	109.5	5.5%	107.3	6.1%
ABS Utility	5.1	0.3%	8.0	0.5%
Total ABS	$1,978.0	100.0%	$1,764.5	100.0%

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of June 30, 2014 and September 30, 2013 were as follows:

	June 30, 2014
(in millions)	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$83.0	$(1.3)	$81.7
United States Government sponsored agencies	14	6.2	—	6.2
United States municipalities, states and territories	42	236.7	(7.2)	229.5
Corporate securities:
Finance, insurance and real estate	63	731.6	(18.9)	712.7
Manufacturing, construction and mining	27	227.8	(6.9)	220.9
Utilities and related sectors	37	239.3	(3.9)	235.4
Wholesale/retail trade	21	90.8	(1.7)	89.1
Services, media and other	25	202.4	(5.2)	197.2
Hybrid securities	2	12.9	(0.2)	12.7
Non-agency residential mortgage backed securities	67	324.7	(7.8)	316.9
Commercial mortgage backed securities	11	54.1	(1.1)	53.0
Asset backed securities	97	790.8	(10.4)	780.4
Equity securities	18	131.5	(4.9)	126.6
	428	$3,131.8	$(69.5)	$3,062.3

	September 30, 2013
(in millions)	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	18	$758.8	$(3.9)	$754.9
United States Government sponsored agencies	17	10.1	(0.2)	9.9
United States municipalities, states and territories	71	518.5	(40.8)	477.7
Corporate securities:
Finance, insurance and real estate	170	1,867.8	(84.2)	1,783.6
Manufacturing, construction and mining	48	537.1	(36.0)	501.1
Utilities and related sectors	73	546.8	(19.2)	527.6
Wholesale/retail trade	45	362.9	(13.6)	349.3
Services, media and other	50	513.7	(32.1)	481.6
Hybrid securities	6	55.3	(3.3)	52.0
Non-agency residential mortgage backed securities	85	408.5	(13.4)	395.1
Commercial mortgage backed securities	10	33.0	(1.6)	31.4
Asset backed securities	56	416.0	(5.2)	410.8
Equity securities	17	161.1	(10.3)	150.8
	666	$6,189.6	$(263.8)	$5,925.8
The gross unrealized loss position on the portfolio as of June 30, 2014, was $69.5, a decrease of $194.3 from $263.8 as of September 30, 2013. The decrease is due to investment grade credit spreads narrowing during this time period while US Treasury yields remained largely unchanged. The corporate portfolio experienced a decrease of $148.5 in the unrealized loss position from $185.1 to $36.6 due to improved pricing on most of the securities held in the portfolio. Also, strengthening conditions in the municipal bond market led to an improvement in the unrealized loss position for those municipal securities held in the portfolio; this segment demonstrated a narrowing of its unrealized loss position from $40.8 to $7.2.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $358.9 and an amortized cost of $330.5 as of June 30, 2014) and special revenue bonds (fair value of $896.8 and amortized cost of $820.5 as of June 30, 2014). Across all municipal bonds, the largest issuer represented 8.1% of the category, and the largest single municipal bond issuer represents less than 0.6% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 98.0% of our municipal bond exposure is rated NAIC 1.
At June 30, 2014, finance and finance related corporates remain the largest dollar component of the $69.5 unrealized loss position, although this segment now represents 27.2% of the total unrealized loss versus 31.9% at the prior measurement period.  Most of the other corporate segments showed similar declines in their unrealized loss position as spreads narrowed.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2014 and September 30, 2013, were as follows:

	June 30, 2014				September 30, 2013
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	9	$78.3	$60.9	$(17.4)
Twelve months or greater		—	—	—	1	0.6	—	(0.6)
Total investment grade	—	—	—	—	10	78.9	60.9	(18.0)

Below investment grade:
Less than six months	1	0.1	0.1	—	1	—	—	—
Six months or more and less than twelve months	2	0.3	0.1	(0.2)	1	—	—	—
Twelve months or greater	3	0.9	—	(0.9)	2	0.4	—	(0.4)
Total below investment grade	6	$1.3	$0.2	$(1.1)	4	$0.4	$—	$(0.4)
OTTI and Watch List
We have a policy and process in place to identify securities in our investment portfolio each quarter for which we should recognize impairments.
At each balance sheet date, we identify invested assets which have characteristics that create uncertainty as to our future assessment of an OTTI (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, we review not only a change in current price relative to the asset's amortized cost, but also the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically, for corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. On a quarterly basis, we review structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential OTTI and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. At June 30, 2014 and September 30, 2013, our watch list included only six and fourteen securities, respectively, in an unrealized loss position with an amortized cost of $1.3 and $79.3, unrealized losses of $1.1 and $18.4, and a fair value of $0.2 and $60.9, respectively. Our analysis of these securities, which included cash flow testing results, demonstrated the June 30, 2014 and September 30, 2013 carrying values were fully recoverable.
There were eight and six structured securities on the watch list to which we had potential credit exposure as of June 30, 2014 and September 30, 2013, respectively. Our analysis of these structured securities, which included cash flow testing results, demonstrated the June 30, 2014 and September 30, 2013 carrying values were fully recoverable.

Exposure to European Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of June 30, 2014 or September 30, 2013.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2014, refer to Note 4, to our unaudited Condensed Consolidated Financial Statements.
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

Liquidity and Capital Resources

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Nine Months		Increase / (Decrease)
Cash provided by (used in):	2014	2013	2014 compared to 2013

Operating activities	$175.4	$238.0	$(62.6)
Investing activities	(1,220.3)	(347.6)	(872.7)
Financing activities	658.9	58.0	600.9
Net increase in cash and cash equivalents	$(386.0)	$(51.6)	$(334.4)

Operating Activities
Cash provided by operating activities totaled $175.4 for the Fiscal 2014 Nine Months as compared to cash provided by operating activities of $238.0 for the Fiscal 2013 Nine Months. The $62.6 decline was principally due to an increase in policy acquisition costs of $63.3 million resulting from an increase in product sales period over period.
Investing Activities
Cash used in investing activities was $1,220.3 for the Fiscal 2014 Nine Months, as compared to cash used in investing activities of $347.6 for the Fiscal 2013 Nine Months. The $872.7 increase in cash used in investing activities is principally due to a $1,069.3 increase in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.
Financing Activities
Cash provided by financing activities was $658.9 for Fiscal 2014 Nine Months compared to cash provided in financing activities of $58.0 for Fiscal 2013 Nine Months. The $600.9 increase in cash provided by financing activities was primarily related to the receipt of $175.5 of net cash proceeds from the issuance of common stock in connection with our IPO, an increase in cash provided by $782.7 from the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments. These increases were partially offset by a $43.1 decrease due to dividends paid to our parent company, HGI, and to our stockholders period over period.

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
Our risk governance and control systems enable us to identify, control, monitor and aggregate risks and provide assurance that risks are being measured, monitored and reported adequately and effectively in accordance with the following three principles:

•	Management of the business has primary responsibility for the day-to-day management of risk.

•	The risk management function has the primary responsibility to align risk taking with strategic planning through risk tolerance and limit setting.

•	The internal audit function provides an ongoing independent and objective assessment of the effectiveness of internal controls, including financial and operational risk management.
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
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The carrying value of our fixed maturity portfolio totaled $17.0 billion and $15.5 billion at June 30,

2014 and September 30, 2013, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In connection with the use of call options, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst seven different approved counterparties to limit the concentration in one counterparty. Our policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with the equivalent of an Standard & Poor's Ratings Services ("S&P") rating of A- or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 5 to our unaudited Condensed Consolidated Financial Statements for additional information regarding our exposure to credit loss.
Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

		June 30, 2014				September 30, 2013
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,150.9	$100.4	$57.2	$43.2	$2,037.8	$70.7	$—	$70.7
Deutsche Bank	A+/A2/A	2,639.8	114.9	76.5	38.4	1,620.4	51.7	23.0	28.7
Morgan Stanley	*/A3/A	2,116.6	98.1	75.6	22.5	2,264.1	75.7	49.0	26.7
Royal Bank of Scotland	A-/*/A-	—	—	—	—	364.3	20.3	—	20.3
Barclay's Bank	A/A2/A	256.0	11.2	—	11.2	120.8	3.4	—	3.4
		$7,163.3	$324.6	$209.3	$115.3	$6,407.4	$221.8	$72.0	$149.8
(a) Credit rating as of June 30, 2014 except for Royal Bank of Scotland which is as of September 30, 2013. An * represents credit ratings that were not available.
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
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of June 30, 2014 that would require an allowance for uncollectible amounts.

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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For the Fiscal Nine Months, the annual index credits to policyholders on their anniversaries were $284.7. Proceeds received at expiration on options related to such credits were $268.3. The shortfall is funded by our net investment spread earnings and futures income.
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
Interest Rate Risk
We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. If interest rates were to increase 100 basis points from levels at June 30, 2014, the estimated fair value of our fixed maturity securities would decrease by approximately $979.6 million of which $51.8 million relates to the Front Street funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the Front Street funds withheld assets and be reflected in the Company’s Condensed Consolidated Statement of Operations. The impact on shareholders’ equity of such decrease, net of income taxes and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $452.6 million in AOCI and a decrease of $427.3 million in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at June 30, 2014, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $122.3. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by these simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring recognition of an OTTI, would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet liquidity needs. Our liquidity needs are managed using the surrender and withdrawal provisions of the annuity contracts and through other means.
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $69.8 million, our derivative investments to decrease by approximately $43.9 million based on equity positions and our FIA embedded derivative liability to decrease by approximately $33.8 million as of June 30, 2014. Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There has not been any change in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

FIDELITY & GUARANTY LIFE (Registrant)

Dated:	August 6, 2014	By:	/s/ Dennis Vigneau
Senior Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)