Form 10-K
period 2014-09-30
Fidelity & Guaranty Life
filed 2014-11-19
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-36227

FIDELITY & GUARANTY LIFE
(Exact name of registrant as specified in its charter)

Delaware	46-3489149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1001 Fleet Street, 6th Floor Baltimore, MD	21202
(Address of principal executive offices)	(Zip Code)
(410) 895-0100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   or    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   or    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    or    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    or    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
As of March 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $265.6 (based on the closing sale price of the registrant’s common stock as reported on the NYSE $23.60).

The number of shares of common stock outstanding as of November 17, 2014 was 58,462,949.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this document is incorporated by reference herein to specific portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2015 Annual Meeting of Stockholders.

FIDELITY & GUARANTY LIFE
ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise indicates or requires, the terms “we”, “our”, “us”, “FGL”, and the “Company”, as used in this Form 10-K filing, refer to Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC) and its subsidiaries and the term “FGLH” refers to Fidelity & Guaranty Life’s direct subsidiary Fidelity & Guaranty Life Holdings, Inc. FGL primarily operates through FGLH’s subsidiary, Fidelity & Guaranty Life Insurance Company (“FGLIC”), which is domiciled in Iowa. Our fiscal year ends on September 30 of each year.

Dollar amounts in the accompanying sections are presented in millions, unless otherwise noted.

Special Note Regarding Forward-Looking Statements
This annual report includes forward-looking statements. Some of the forward-looking statements can be identified by the use of terms such as “believes”, “expects”, “may”, “will”, “should”, “could”, “seeks”, “intends”, “plans”, “estimates”, “anticipates” or other comparable terms. However, not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects and growth strategies and the industries in which we operate and including, without limitation, statements relating to our future performance.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in “Risk Factors” (Part I, Item 1A of this Form 10-K). Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

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

•
general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products and the fair value of our investments, which could result in impairments and other than temporary impairments ("OTTI") and certain liabilities, and the lapse rate and profitability of policies;

•	our ability to protect our intellectual property;

•	difficulties arising from outsourcing relationships;

•	the impact on our business of man-made catastrophes, pandemics, and malicious and terrorist acts;

•	our ability to compete in a highly competitive industry and maintain competitive unit costs;

•	adverse consequences if the independent contractor status of our IMOs is successfully challenged;

•	our ability to attract and retain national marketing organizations and independent agents;

•	adverse tax consequences if we generate passive income in excess of operating expenses;

•	significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities;

•	the inability of our subsidiaries and affiliates to generate sufficient cash to service all of their obligations;

•	our subsidiaries’ ability to pay dividends to us;

•	the ability to maintain or obtain approval of Iowa Insurance Division ("IID") and other regulatory authorities as required for our operations and those of our insurance subsidiaries; and

•	the other factors discussed in “Risk Factors”, of (Part I, Item 1A of this Form 10-K).
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

Item 1. Business
Overview
Our Company
For over 50 years, our Company has been helping middle-income Americans prepare for retirement and unexpected loss of life. Our focus on the middle-income market gives us access to significant, underserved market niches and drives our product development. As of September 30, 2014, we had approximately 700,000 policyholders counting on the safety and protection features of our fixed annuity and life insurance products, and we constantly seek to innovate our products to meet their evolving needs.
Through the efforts of our approximately 200 employees, who are primarily located in Baltimore, MD, we offer various types of fixed annuities and life insurance products. Fixed annuities represent a retirement and savings tool which our customers rely on for principal protection and predictable income streams. In addition, our life insurance products provide our customers with a complementary product that allows them to build on their savings and assign payment of a death benefit to a designated beneficiary upon the policyholder’s death. Currently, our most popular products are fixed indexed annuities (“FIAs”), which provide our customers with interest tied to the performance of the stock market, while limiting the risk of losing money should the stock market decline. We believe this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings. In addition to FIAs, we also sell indexed universal life policies (“IULs”) and other fixed annuities.
In Fiscal 2014, FIAs generated approximately 66% of our total sales and the remaining 34% of sales was primarily generated from fixed annuity sales during the year. Our fixed indexed products such as FIAs tie contractual returns to specified market indices, such as the Standard & Poor's Ratings Services ("S&P") 500 Index. The benefit of FIAs to our customers is to provide a portion of the gains of an underlying market index without the risk of losing the original principal. We invest the fixed annuity premium in fixed income securities and hedge our risk, predominantly using call options on the S&P 500 Index, and pass through a portion of the returns of the market index to our policyholders. The majority of our products contain provisions that permit us to annually adjust the formula by which index credits are provided in response to changing market conditions. In addition, our annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.
We offer our products through a network of approximately 200 independent insurance marketing organizations (“IMOs”) that in turn represent an estimated 25,000 independent agents.
Our Industry
The demand for retirement planning products is large and growing. Over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the United States population over the age of 65 is expected to grow from 14.8% in 2015 to 20.3% in 2030. The U.S. Government Accountability Office has indicated that increasing life expectancy has created a risk that many retirees will outlive their retirement assets. Additionally, employer-sponsored private sector pension plans face severe funding deficits. According to a report by Mercer Consulting, a consulting and research firm, the aggregate funding deficit for pension plans sponsored by companies included in the S&P 1500 Index was $236 billion as of December 31, 2013. Americans realize that funding deficits in government and employer-sponsored pension plans leave them exposed to retirement income shortfalls. According to a 2013 study conducted by LIMRA, 50% of individuals aged 35 to 54 are not confident in their ability to have a secure retirement.
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for FGL. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the “sleep at night protection” that annuities such as our FIA products afford. As a result, the FIA market grew from nearly $12 billion of sales in 2002 to $38.6 billion of sales in 2013. Similarly, the IUL market expanded from $100 million of annual premiums in 2002 to over $1.4 billion of annual premiums in 2013.

Our Strategy
We will seek to grow our business by pursuing a set of short-, medium- and long-term efforts aimed at delivering sustainable and profitable growth for shareholders. Our main strategies include:

•
Increase Sales in Our Existing Market. We believe that increasing demand for retirement and principal protection products combined with an evolving competitive landscape present us with significant opportunities to grow sales with the market. We will continue to pursue opportunities to increase shelf space in the IMO market.

•	Expand the Types of Products We Sell. We also expect to develop and distribute new products that will address important unmet needs of middle-income households and a growing senior population.

•
Diversify Our Distribution Channels. We will leverage our strong capital position and target higher ratings to develop broader relationships with broker-dealers, banks and financial planning professionals, thereby increasing the ways in which we reach our customers and eventually reaching our customers directly. Effective implementation will require phased investment over a number of years in institutional relationships, systems, marketing, wholesaling, and product development.

•
Selectively Pursue Acquisitions. Although acquisitions are not the primary focus of our current business strategy, we actively monitor the life insurance and annuity markets for opportunities to acquire businesses that are compatible with our existing operations. We also look for opportunities to acquire seasoned blocks of in-force business with measurable experience, which can help leverage our existing operational and corporate structures to generate enhanced returns on invested capital.

•
Bottom-line, Profit-oriented Objectives. We focus on initiatives that we expect will deliver target profits and avoid markets and products when industry pricing makes it difficult to achieve targeted profit margins.

Our Competitive Strengths
We believe the following strengths will allow us to capitalize on the growth prospects for our business:

•
Middle-Income Market Focus. We have historically sold life insurance to the large and underserved middle-income market. Our experience designing and developing annuities and life insurance products allows us to continue to introduce innovative products and solutions designed to meet customers’ changing needs.

•

•
Deep Distribution Relationships. Our collaborative, demand-driven approach to product design anchors the loyalty of our IMOs, and we design customized products to support the marketing strategies of our key IMOs. In addition, we have worked with our IMOs to create innovative, mobile-friendly tools that enable them to deliver real-time information when marketing and providing service to their clients.

•
Seasoned Management Team. Our management team has extensive experience in the insurance sector and has managed large and small companies through numerous economic cycles. Our executive officers average over 25 years of tenure in the insurance and financial services sector.

•
Highly Scalable Operating Structure. We manage our core competencies internally and outsource other operations to external vendors. Our outsourcing model provides us with predictable pricing and volume capabilities and also allows us to benefit from technological developments that enhance our customer experience and sales processes in ways that we would not otherwise have without deploying more capital.

•
Strong Risk Management Culture. Risk assessment and management is an important aspect of every decision we make. Our Chief Risk Officer heads our risk management process and reports directly to our CEO, who actively reviews more significant risks. Our Enterprise Risk Committee is comprised of our entire executive management team, including the CEO, and discusses and approves all risk policies and reviews and approves risks associated with our activities. We manage our risk limits based on two key metrics: regulatory capital and earnings sensitivities. Our Enterprise Risk Committee regularly reviews our operational, governance, strategy, product distribution and investment risks.

•
Conservative Investment Portfolio. We maintain a high quality, conservatively positioned investment portfolio, as our business model is designed to allow us to operate profitably without over-reliance on investment returns.

•
Strong Balance Sheet and Cash Flow Profile. We maintain strong capital balances, including an RBC ratio of over 350%, and our long-term target of total debt to equity ratio (excluding accumulated other comprehensive income (“AOCI”)) is in the mid-20% range.

Competition
Our ability to compete is dependent upon many factors which include, among other things, our ability to develop competitive and profitable products, our ability to maintain stable relationships with our contracted IMOs, our ability to maintain low unit costs and our maintenance of adequate financial strength ratings from ratings agencies. Principal competitive factors for FIAs are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, cost, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of our products and services. Principal competitive factors for IULs are based on service and distribution channel relationships, price, brand recognition, financial strength ratings of our insurance subsidiaries and financial stability.
As of June 30, 2014, we were the 10th largest provider of FIA in terms of premium, and our market share for the same period was 3.0%. As of June 30, 2014, we are the 19th largest provider of IUL in terms of premium, and our market share for the same period was 1.7%.
Source: Wink, Inc. (formerly Annuity Specs)
For detailed information about revenues, operating income and total assets of our Company, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements beginning on page F-1 in this report.
Products
Our experience designing and developing annuities and life insurance products will allow us to continue to introduce innovative products and solutions designed to meet customers’ changing needs. We work hand-in-hand with our distributors to devise the most suitable product solutions for the ever-changing market. We believe that, on a practical basis, we have a unique understanding of the safety, accumulation, protection, and income needs of middle-income Americans.
Our current most popular product line is FIAs. Most FIAs have two phases-accumulation and distribution or payment. During accumulation, a policyholder’s money is credited with interest linked to an index, but never less than zero. High surrender charges apply for early withdrawal, typically for seven to fourteen years after purchase. During the distribution or payout phase, the policyholder will receive money from the annuity. The policyholders are guaranteed minimum values based on state regulation.
Annuity Products
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities) and immediate annuities. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically pays principal and earnings in equal payments over some period of time.
Deferred Annuities
FIAs. Our FIAs allow contract owners the possibility of earning interest based on the performance of a specified market index, predominantly the S&P 500 Index, without risk to principal. The contracts include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law. A market index tracks the performance of a specific group of stocks representing a particular segment of the market, or in some cases an entire market. For example, the S&P 500 Composite Stock Price Index is an index of 500 stocks intended to be representative of a broad segment of the market. Most FIA policies allow policyholders to allocate funds once a year among several different crediting strategies, including one or more index-based strategies and a traditional fixed rate strategy.
The value to the contractholder of a FIA contract is equal to the sum of deposits paid, premium bonuses (described below), index credits, up to a cap and a participation rate based on the annual appreciation (based in certain situations on annual point-to-point, monthly point-to-point or monthly average calculations) in a recognized market index less any fees for riders. Caps generally range from 3.0% to 6.0% when measured annually and 1.0% to 3.0% when measured monthly and participation rates generally range from 30.0% to 100.0% of the performance of the applicable market index. The cap can be reset annually. Certain riders allow for a contractholder to increase their cap for a set fee. As this fee is fixed, the contractholder may lose principal if the index credits received do not exceed the amount of such fee.
Approximately 88% of the FIA sales for Fiscal 2014 involved “premium bonuses” or vesting bonuses. For premium bonuses, we increased the initial annuity deposit by a specified premium bonus of 2.0% to 4.0% and a vesting bonus of 2.0% to 10.0%. The vesting bonuses are earned over time, which increases the account value when the bonus is settled. We made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
Over 29% of our FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the living income benefit available is determined by the growth in the policy's benefit base value as defined in the FIA contract rider. Typically this accumulates for 10 years at a guaranteed rate of 4.00% to 7.25%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that we offer include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0.10% to 1.05%.
Fixed Rate Annuities. Fixed rate annuities include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by us have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Fixed rate multi-year guaranteed annuities are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at our discretion. For Fiscal 2014, we sold $33.1 in fixed rate annual reset annuities. For Fiscal 2014, we sold $675.2 of fixed rate multi-year guaranteed annuities. As of September 30, 2014, crediting rates on outstanding (i) single-year guaranteed annuities generally ranged from 1.5% to 6.0% and (ii) multi-year guaranteed annuities ranged from 1.0% to 6.0%. The average crediting rate on all outstanding fixed rate annuities at September 30, 2014, was 3.5%.
As of September 30, 2014, the distribution of the annuity account values by crediting rate was as follows:

(dollars in millions)
Crediting Rate	1% to 2%	2% to 3%	3% to 4%	4% to 5%	5% to 6%
Account Value	$24.3	$188.3	$2,101.8	$633.1	$147.0
As of September 30, 2014, the multi-year guaranteed annuities duration by account values by year was as follows:

(dollars in millions)	Multi-Year Rate Guaranteed Annuities
Duration by Year:	Account Value
2015	$683.2
2016	18.7
2017	47.3
2018	39.4
2019	176.0
Thereafter	1,154.1
Total	$2,118.7

Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to 10.0% of the prior year’s value, subject to certain limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 9.0% to 17.5% of the contract value for FIAs and 9.0% to 14.0% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge is 9.1% for our FIAs and 6.0% for our fixed rate annuities as of September 30, 2014.
The following table summarizes our deferred annuity account values and surrender charge protection as of September 30, 2014:

	Fixed and Fixed Index Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
	(Dollars in millions)
SURRENDER CHARGE EXPIRATION BY YEAR:
Out of Surrender Charge	$1,738.3	13.7%	—%
2014	174.0	1.4%	4.4%
2015-2016	1,780.0	14.1%	4.7%
2017-2018	2,774.5	21.9%	8.1%
2019-2020	1,711.1	13.5%	10.4%
Thereafter	4,465.2	35.4%	12.1%
	$12,643.1	100.0%

The policyholder may elect to take the proceeds of the surrender either in a single payment or in a series of payments over the life of the policyholder or for a fixed number of years (or a combination of these payment options). In addition to the foregoing withdrawal rights, policyholders may also elect to have additional withdrawal rights by purchasing a GMWB. These riders provide a GMWB, regardless of index performance, for the life of the contract.
Immediate Annuities
We also sell Single Premium Immediate Annuities (or “SPIAs”), which provide a series of periodic payments for a fixed period of time or for the life of the policyholder, according to the policyholder’s choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years.

The following table presents the deposits (also known as “sales”) on annuity policies issued by us for the fiscal years ended September 30, 2014, 2013, and 2012 as well as reserves required by accounting principles generally accepted in the United States of America (“U.S. GAAP Reserves”) as of September 30, 2014, 2013 and 2012:

	September 30, 2014		September 30, 2013		September 30, 2012
(dollars in millions)	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves
Products
Fixed Indexed Annuities	$1,451.4	$10,766.6	$983.1	$9,985.9	$1,614.2	$9,893.2
Fixed Rate Annuities	707.9	3,192.3	38.0	2,708.2	64.7	2,964.2
Single Premium Immediate Annuities	9.7	3,201.6	7.3	3,491.6	7.8	3,583.1
Total	$2,169.0	$17,160.5	$1,028.4	$16,185.7	$1,686.5	$16,440.5
Life Insurance
We currently offer IUL insurance policies and have sold term and whole life insurance products in the past. Holders of universal life insurance policies earn returns on their policies which are credited to the policyholder’s cash value account. The insurer periodically deducts its expenses and the cost of life insurance protection from the cash value account. The balance of the cash value account is credited interest at a fixed rate or returns based on the performance of a market index, or both, at the option of the policyholder, using a method similar to that described above for FIAs.
Almost all of the life insurance policies in force, except for the return of premium benefits on life insurance products, are subject to an arrangement with Wilton Re. See “Reinsurance-Wilton Re Transaction”.
Distribution
The sale of our products typically occurs as part of a four-party, three stage sales process between FGLIC, an IMO, the agent and the customer. FGLIC designs, manufactures, issues, and services the product. The IMO, with whom FGLIC contracts, recruits large numbers of agents to its firm and provides training in return for exclusive sales agreements, in most cases, with FGLIC. The IMOs will usually sign contracts with multiple insurance carriers to provide their agents with a broad and competitive product portfolio. The IMO will discuss product options over the phone with agents about to meet with clients. The IMO staff will also provide assistance to the agent during the selling and application process. The agent may get customer leads from the IMOs. The agent will conduct a fact find and present suitable product choices to the customers. We monitor each distribution partner for pricing metrics, mortality, persistency, as well as market conduct and suitability.
Within this business model, we offer our products through a network of approximately 200 IMOs, representing approximately 25,000 agents, and identify our most important IMOs - those who are able to meet certain production targets and qualify for extra-contractual production bonuses - as “Power Partners”. We currently have 26 Power Partners, comprised of 16 annuity IMOs and 10 life insurance IMOs. During Fiscal 2014, these Power Partners accounted for approximately 85% of our annual sales volume. We believe that our relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 12 years.
Our Power Partners play an important role in the development of our products. Over the last ten years, the majority of our best-selling products have been developed with our Power Partners. We intend to continue to have the Power Partners play an important role in the development of our products in the future, which we believe provides us with integral feedback throughout the development process and assists us with competing for “shelf space” of new design launches.

The top five states for the distribution of FGLIC’s products in 2014 were California, Texas, Florida, New Jersey and Michigan, which together accounted for nearly 50% of FGLIC’s premiums.
Investments
We embrace a long-term conservative investment philosophy, investing nearly all the insurance premiums we receive in a wide range of fixed income interest-bearing securities.

Our employees manage the bulk of the investment portfolio, and with respect to certain asset classes, we utilize experienced third party companies, as well as our affiliates. As of September 30, 2014, 63.6% of our $17.4 billion fixed maturity investment portfolio was managed by our employees, with the 36.4% balance managed by third parties. Our investment strategy is designed to (i) achieve strong absolute returns; (ii) provide consistent yield and investment income; and (iii) preserve capital. We base all of our decisions on fundamental, bottom-up research, coupled with a top-down view that respects the cyclicality of certain asset classes.
In addition to active management of assets, our Investments department is also responsible for defining portfolio strategy, managing our asset/liability profile and hedging our product guarantees. We also leverage the risk management and capital markets experience of HGI and its affiliates to add value to our investment activities.
The types of assets in which we may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Additionally, we establish conservative risk thresholds which in turn define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration (issuer and sector) risk, and caps on specific asset classes.
Our investment portfolio consists of high quality fixed maturities, including publicly issued and privately issued corporate bonds, municipal and other government bonds, asset-backed securities ("ABS"), residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS"). We also maintain holdings in floating rate, and less rate-sensitive investments, including senior tranches of collateralized loan obligations (“CLOs”), non-agency RMBS, and various types of ABS. It is our expectation that our investment portfolio will broaden in scope and diversity to include other asset classes held by life and annuity insurance writers, such as commercial mortgage loans. We also have a small amount of equity holdings through our funding arrangement with the Federal Home Loan Bank of Atlanta.
Portfolio Activity
Over the last year, we continued to work with our internal asset management team and third party asset managers to broaden the portfolio’s exposure to include United States dollar ("USD") denominated emerging market bonds, highly rated preferred stocks and hybrids, and structured securities including ABS and RMBS.
As a result of these portfolio repositionings, we currently maintain:

•	a well matched asset/liability profile (asset duration, including cash and cash equivalents, of 5.8 years vs. liability duration of 5.7 years); and

•	a large exposure to less rate-sensitive assets (25% of invested assets).
We believe our investment portfolio is well positioned for the current investment environment; we intend to maintain a defensive duration posture to provide for increased investment flexibility as rates rise.

For further discussion of portfolio activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Portfolio”.
Derivatives
Our FIA contracts permit the holder to elect to receive a return based on an interest rate or the performance of a market index, most typically based on the S&P 500 Index. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA contracts based upon policyholders' contract elections. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. On the respective anniversary dates of the applicable FIA contracts, the market index used to compute the annual index credit under the applicable FIA contract is reset. At such time, we purchase new one-, two-, three-, or five-year call options to fund the next index credit. We attempt to manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. The change in the fair value of the call options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA contract’s embedded derivative. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
Outsourcing
We outsource the following functions to third-party service providers:

•	new business administration;

•	hosting of financial systems;

•	service of existing policies;

•	investment accounting and custody;

•	information technology development and maintenance;

•	call centers; and

•	underwriting administration of life insurance applications.
We closely manage our outsourcing partners and integrate their services into our operations. We believe that outsourcing such functions allows us to focus capital and FGL employees on our core business operations and perform differentiating functions, such as investment, actuarial, product development and risk management functions. In addition, we believe an outsourcing model provides predictable pricing, service levels and volume capabilities and allows us to benefit from technological developments that enhance our customer self-service and sales processes that we would not otherwise be able to take advantage of without deploying more of our own capital.
We outsource our new business and existing policy administration for annuity and life products to Transaction Applications Group, Inc. Under this arrangement, Transaction Applications Group, Inc. manages all of our call center and processing requirements. Our current agreement expires in June 2016.
We have partnered with Hooper Holmes, Inc. (“Hooper Holmes”) to implement our life insurance underwriting policies. Under the terms of the arrangement, Hooper Holmes has assigned us a team of underwriters with Fellow Life Management Institute designations. Underwriting guidelines for each product are established by our Chief Underwriting Officer in collaboration with our actuarial department. Our Chief Underwriting Officer and actuarial department work closely with the applicable reinsurance company to establish or change guidelines. Adherence to underwriting guidelines is managed at a case level through daily underwriting audits conducted by our Chief Underwriting Officer as well as the Hooper Holmes lead underwriter. Every three years, underwriting audits are conducted by our reinsurers. Our current agreement with Hooper Holmes expires in December 2016.
We believe that we have a good relationship with our principal outsource service providers.
Ratings
Our access to funding and our related cost of borrowing, the attractiveness of certain of our products to customers and requirements for derivatives collateral posting are affected by our credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies. Financial strength ratings and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products.

As of September 30, 2014, Moody’s, Fitch, S&P and A.M. Best Company issued financial strength credit and/or ratings and outlook statements regarding FGLH and its wholly owned insurance subsidiaries, FGLIC and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), as listed below. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

	S&P	A.M. Best	Moody's	Fitch
Company
Fidelity & Guaranty Life Insurance Company
Financial Strength Rating	BBB- (10 of 22)	B++ (5 of 16)	Baa3 (10 of 21)	BBB (9 of 21)
Outlook	Stable	Stable	Stable	Stable
Fidelity & Guaranty Life Insurance Company of New York
Financial Strength Rating	BBB- (10 of 22)	B++ (5 of 16)	Baa3 (10 of 21)	BBB (9 of 21)
Outlook	Stable	Stable	Stable	Stable
Fidelity & Guaranty Life Holdings, Inc. (Senior Unsecured Notes)	BB- (13 of 22)	bb+ (11 of 22)	Ba3 (13 of 21)	BB- (13 of 21)
Outlook	Stable	Stable	Stable	Stable
In addition to the financial strength ratings, rating agencies use an “outlook statement” to indicate a medium or long term trend which, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. Outlooks should not be confused with expected stability of the issuer’s financial or economic performance. A rating may have a “stable” outlook to indicate that the rating is not expected to change, but a “stable” outlook does not preclude a rating agency from changing a rating at any time without notice.
A.M. Best, Fitch, Moody’s and S&P review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. While the degree to which ratings adjustments will affect sales and persistency is unknown, we believe if our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business. See “Risk Factors (Part I, Item 1A of this Form 10-K).

Potential Impact of a Ratings Downgrade
Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying derivative contracts. Our current rating allows multiple counterparties the right to terminate ISDA agreements, at which time the counterparty would unwind existing positions for fair market value. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. As of September 30, 2014, the amount at risk for ISDA agreements which could be terminated based upon our current ratings was $296.3, which equals the fair value to us of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Credit Risk and Counterparty Risk”.
In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2014 and 2013, $188.0 and $72.0, respectively, of collateral was posted by our counterparties. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $108.3 and $149.8 at September 30, 2014 and 2013, respectively.
If the insurance subsidiaries held net short positions against a counterparty, and the subsidiaries’ financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of September 30, 2014 and 2013, we hold no net short positions against a counterparty; therefore, there is currently no potential exposure for us to post collateral.
Risk Management
Risk management is a critical part of our business. We seek to assess risk to our business through a formalized process involving (i) identifying short-term and long-term strategic and operational objectives, (ii) utilizing risk identification tools to examine events that may prevent us from achieving goals, (iii) assigning risk identification and mitigation responsibilities to individual team members within functional groups, (iv) analyzing the potential qualitative and quantitative impact of individual risks, including but not limited to stress and scenario testing covering over 15 economic and insurance related risks, (v) evaluating risks against risk tolerance levels to determine which risks should be mitigated, (vi) mitigating risks by appropriate actions and (vii) identifying, documenting and communicating key business risks in a timely fashion.
The responsibility for monitoring, evaluating and responding to risk is assigned first to our management and employees, second to those occupying specialist functions, such as legal compliance and risk teams, and third to those occupying supervisory functions, such as internal audits and the board of directors.
The Fidelity & Guaranty Acquisition and our Initial Public Offering
On April 6, 2011, pursuant to the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”), by and between Fidelity & Guaranty Life (formerly Harbinger F&G, LLC) and OM Group (UK) Limited (“OMGUK”) , FGL, then a wholly owned direct subsidiary of HGI, acquired from OMGUK all of the outstanding shares of capital stock of FGLH and certain intercompany loan agreements between OMGUK, as lender, and FGLH, as borrower. Following the consummation of the FGLH Acquisition, FGLH became our direct wholly owned subsidiary and FGLIC and FGL NY Insurance became wholly owned subsidiaries of FGLH. FGLIC and FGL NY Insurance are our principal insurance companies. On August 26, 2013, Harbinger F&G, LLC, a Delaware limited liability company, converted into a Delaware corporation pursuant to a statutory conversion and renamed itself Fidelity & Guaranty Life. For more information about this transaction see Notes 1, 14, 16 to our Consolidated Financial Statements.
For information about our Initial Public Offering see Note 10 "Initial Public Offering" to our Consolidated Financial Statements.
 Reinsurance
FGL both cedes reinsurance and assumes reinsurance from other insurance companies. We use reinsurance both to diversify risks and manage loss exposures. For instance, we have sought reinsurance coverage in order to limit our exposure to mortality losses and enhance our capital position. The portion of risks exceeding our retention limit is reinsured with other insurers. The use of reinsurance permits us to write policies in excess of amounts we would typically seek to retain, and also to write a larger volume of new business.
In instances where we are the ceding company, we pay a premium to a reinsurer in exchange for the reinsurer assuming a portion of our liabilities under the policies we issued. Use of reinsurance does not discharge our liability as the ceding company because we remain directly liable to our policyholders and are required to pay the full amount of our policy obligations in the event that our reinsurers fail to satisfy their obligations. We collect reinsurance from our reinsurers when we pay claims on policies that are reinsured. In instances where we assume reinsurance from another insurance company, we accept, in exchange for a reinsurance premium, a portion of the liabilities of the other insurance company under the policies that the ceding company has issued to its policyholders.
We monitor the credit risk related to the ability of our reinsurers to honor their obligations under various agreements. To minimize the risk of credit loss on such contracts, we generally diversify our exposures among many reinsurers and limit the amount of exposure to each based on financial strength ratings, which are reviewed at least quarterly.

See “Item 1A. Risk Factors” for further discussion of reinsurance credit risk.
Wilton Re Transaction
On January 26, 2011, FGL entered into an agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”), pursuant to which Wilton agreed to cause Wilton Re, its wholly owned subsidiary, to enter into certain coinsurance arrangements with FGLIC following the closing of the FGLH Acquisition. Pursuant to the Commitment Agreement, Wilton Re has reinsured a 100% quota share of certain of FGLIC’s policies that are subject to redundant reserves under Regulation XXX and Guideline AXXX, as well as another block of FGLIC’s in-force traditional, universal and interest-sensitive life insurance policies.
Wilton Re’s reinsurance of such FGLIC policies has not extinguished FGLIC’s liability with respect to such business because FGLIC remains directly liable to policyholders and is required to pay the full amount of its policy obligations in the event that Wilton Re fails to satisfy its obligations with respect to the reinsured business.
The Front Street Reinsurance Transactions
On December 31, 2012, following regulatory approval FGLIC entered into a coinsurance agreement (the “Cayman Reinsurance Agreement”) with Front Street Re (Cayman) Ltd. (“FSRCI”), at the time, an indirectly wholly owned subsidiary of FGL. Pursuant to the Cayman Reinsurance Agreement, FSRCI reinsured a 10% quota share percentage of certain FGLIC annuity liabilities of approximately $1.4 billion. As of September 30, 2014, ceded reserves are $1.3 billion. Under the terms of the agreement, FSRCI paid an initial ceding allowance of $15.0 which was determined to be fair and reasonable according to an independent third-party actuarial firm. The coinsurance agreement is on a funds withheld basis, meaning that funds are withheld by FGLIC from the coinsurance premium owed to FSRCI as collateral for FSRCI’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of FGLIC. The effects of this transaction were eliminated in our consolidated financial statements for the period January 1, 2013 through August 9, 2013. See Note 15 to our consolidated financial statements.
Effective September 17, 2014, FGLIC entered into a second reinsurance treaty with FSRCI whereby FGLIC ceded 30% of any new business of its multi-year guaranteed annuity block of business ("MYGA") on a funds withheld basis. Under the terms of the agreement, no initial ceding commission was paid as all of the underlying business is new business. As of September 30, 2014, FGLIC has written $50.7 of new business under this treaty.
Reserve Facilities
Life insurance companies operating in the United States must calculate required reserves for life and annuity policies based on statutory principles. These methodologies are governed by “Regulation XXX” (applicable to term life insurance policies), “Guideline AXXX” (applicable to universal life insurance policies with secondary guarantees) and the Commissioners Annuity Reserve Valuation Method, known as “CARVM” (applicable to annuities). Under Regulation XXX, Guideline AXXX and CARVM, insurers are required to establish statutory reserves for such policies that exceed economic reserves. The industry has reduced or eliminated redundancies thereby increasing capital using a variety of techniques including reserve facilities.
The CARVM Facility. On October 5, 2012, FGLIC entered into a yearly renewable term indemnity reinsurance agreement with Raven Re, a wholly owned subsidiary of FGLIC (the “Raven Reinsurance Agreement”), pursuant to which FGLIC ceded a 100% quota share of its CARVM liability for annuity benefits where surrender charges are waived. To collateralize its obligations under the Raven Reinsurance Agreement, Raven Re entered into a reimbursement agreement with Nomura Bank International plc (“NBI”), an affiliate of Nomura Securities International, Inc., and FGL (the “Reimbursement Agreement”) whereby a subsidiary of NBI issued trust notes and NBI issued a $295.0 letter of credit that, in each case, were deposited into a reinsurance trust as collateral for Raven Re’s obligations under the Raven Reinsurance Agreement (the “NBI Facility”). Pursuant to the NBI Facility, FGLIC takes full credit on its statutory financial statements for the CARVM reserve ceded to Raven Re. The letter of credit facility automatically reduces each calendar quarter by $6.3. As of September 30, 2014, there was $251.3 available under the letter of credit facility. The NBI Facility will terminate on September 30, 2017, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGLH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of September 30, 2014, Raven Re’s statutory capital and surplus was $3.5 in excess of the minimum level required under the Reimbursement Agreement.

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk and Counterparty Risk”.
Other Agreements
The F&G Stock Purchase Agreement includes customary mutual indemnification provisions relating to breaches of representations, warranties and covenants. In connection with the F&G Stock Purchase Agreement, FGL entered into the Guarantee and Pledge Agreement (the “Pledge Agreement”). Pursuant to the Pledge Agreement, we have granted security interests to OMGUK of our equity interest in FGLH and FGLH has granted security interests to OMGUK of FGLH’s equity interest in FGLIC (the “Pledged Shares”) in order to secure certain of FGL’s obligations arising under the F&G Stock Purchase Agreement, including its indemnity obligations. In the event that FGL defaults or breaches any remaining secured obligations, OMGUK could foreclose upon the Pledged Shares.
Employees
As of September 30, 2014, we had approximately 200 employees. We believe that we have a good relationship with our employees, as demonstrated by consistent high employee engagement scores on our annual employee engagement survey. In addition, our voluntary attrition has been below 10.2% for the past four years, which is also an indicator of an engaged and motivated workforce.
Regulation
Overview
FGLIC, FGL NY Insurance and Raven Re are subject to comprehensive regulation and supervision in their domiciles, Iowa, New York and Vermont, respectively, and in each state in which they do business. FGLIC does business throughout the United States, except for New York. FGL NY Insurance only does business in New York. Raven Re is a special purpose captive reinsurance company that only provides reinsurance to FGLIC under the CARVM Treaty. Following its redomestication to Iowa, FGLIC’s principal insurance regulatory authority is the IID. State insurance departments throughout the United States also monitor FGLIC’s insurance operations as a licensed insurer. The New York State Department of Financial Services (“NYDFS”) regulates the operations of FGL NY Insurance, which is domiciled and licensed in New York. The purpose of these regulations is primarily to protect policyholders and beneficiaries and not general creditors and shareholders of those insurers. Many of the laws and regulations to which FGLIC and FGL NY Insurance are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.
Generally, insurance products underwritten by and rates used by FGLIC and FGL NY Insurance must be approved by the insurance regulators in each state in which they are sold. Those products are also substantially affected by federal and state tax laws. For example, changes in tax law could reduce or eliminate the tax-deferred accumulation of earnings on the deposits paid by the holders of annuities and life insurance products, which could make such products less attractive to potential purchasers. A shift away from life insurance and annuity products could reduce FGLIC’s and FGL NY Insurance’s income from the sale of such products, as well as the assets upon which FGLIC and FGL NY Insurance earn investment income. In addition, insurance products may also be subject to ERISA.
State insurance authorities have broad administrative powers over FGLIC and FGL NY Insurance with respect to all aspects of the insurance business including:

•	licensing to transact business;

•	licensing agents;

•	prescribing which assets and liabilities are to be considered in determining statutory surplus;

•	regulating premium rates for certain insurance products;

•	approving policy forms and certain related materials;

•	determining whether a reasonable basis exists as to the suitability of the annuity purchase recommendations producers make;

•	regulating unfair trade and claims practices;

•	establishing reserve requirements and solvency standards;

•	regulating the amount of dividends that may be paid in any year;

•
regulating the availability of reinsurance or other substitute financing solutions, the terms thereof and the ability of an insurer to take credit on its financial statements for insurance ceded to reinsurers or other substitute financing solutions;

•

•	fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; and

•	regulating the type, amounts, and valuations of investments permitted, transactions with affiliates, and other matters.
Financial Regulation
State insurance laws and regulations require FGLIC, FGL NY Insurance and Raven Re to file reports, including financial statements, with state insurance departments in each state in which they do business, and their operations and accounts are subject to examination by those departments at any time. FGLIC, FGL NY Insurance and Raven Re prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.
The National Association of Insurance Commissioners ("NAIC") has approved a series of statutory accounting principles and various model regulations that have been adopted, in some cases with certain modifications, by all state insurance departments. These statutory principles are subject to ongoing change and modification. For instance, the NAIC adopted, effective with the annual reporting period ending December 31, 2010, revisions to the Annual Financial Reporting Model Regulation (or the Model Audit Rule) related to auditor independence, corporate governance and internal control over financial reporting. These revisions require that insurance companies, such as FGLIC and FGL NY Insurance, file reports with state insurance departments regarding their assessments of internal control over financial reporting. Moreover, compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Any particular regulator’s interpretation of a legal or accounting issue may change over time to FGLIC’s or FGL NY Insurance’s detriment, or changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGLIC and FGL NY Insurance to change their views regarding the actions they need to take from a legal risk management perspective, which could necessitate changes to FGLIC’s or FGL NY Insurance’s practices that may, in some cases, limit their ability to grow and improve profitability.
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. The the Maryland Insurance Administration (“MIA”) completed a routine financial examination of FGLIC for the three-year period ended December 31, 2012, and found no material deficiencies and proposed no adjustments to the financial statements as filed. The NYDFS is completing a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2009 and December 31, 2012.
Additionally, the Vermont Department of Financial Regulation is completed a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012 found no material deficiencies and proposed no adjustments to the financial statements as filed.
Going forward, FGLIC will be subject to financial and market conduct examinations by the IID, the primary regulatory authority for Iowa domestic life insurance companies.
Dividend and Other Distribution Payment Limitations
The Iowa insurance law and the New York insurance law regulate the amount of dividends that may be paid in any year by FGLIC and FGL NY Insurance, respectively. Each year, FGLIC and FGL NY Insurance may pay a certain limited amount of ordinary dividends or other distributions without being required to obtain the prior consent of the Iowa Commissioner or the NYDFS, respectively. However, to pay any dividends or distributions (including the payment of any dividends or distributions for which prior consent is not required), FGLIC and FGL NY Insurance must provide advance written notice to the Iowa Commissioner or the NYDFS, respectively.

Pursuant to Iowa insurance law, ordinary dividends are payments, together with all other such payments within the preceding twelve months, that do not exceed the greater of (i) 10% of FGLIC’s statutory surplus as regards policyholders as of December 31 of the preceding year; or (ii) the net gain from operations of FGLIC (excluding realized capital gains) for the 12-month period ending December 31 of the preceding year.
Dividends in excess of FGLIC’s ordinary dividend capacity are referred to as extraordinary and require prior approval of the Iowa Commissioner. In deciding whether to approve a request to pay an extraordinary dividend, Iowa insurance law requires the Iowa Commissioner to consider the effect of the dividend payment on FGLIC’s surplus and financial condition generally and whether the payment of the dividend will cause FGLIC to fail to meet its required RBC ratio. Dividends may only be paid out of statutory earned surplus.
In recent calendar years, FGLIC has had the dividend capacity and paid dividends to us as set forth in this table:

(in millions)	2014	2013	2012	2011	2010
FGLIC Ordinary Dividend Capacity	$124.4	$106.3	$84.6	$90.2	$59.4
FGLIC Ordinary Dividends Paid	—	40.0	40.0	40.0	59.0
Any payment of dividends by FGLIC is subject to the regulatory restrictions described above and the approval of such payment by the board of directors of FGLIC, which must consider various factors, including general economic and business conditions, tax considerations, FGLIC’s strategic plans, financial results and condition, FGLIC’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends and its effect on RBC and such other factors the board of directors of FGLIC considers relevant. For example, payments of dividends could reduce FGLIC’s RBC and financial condition and lead to a reduction in FGLIC’s financial strength rating. See “Risk Factors-Risks Relating to Our Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make our products less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations”.
FGL NY Insurance has historically not paid dividends. In 2012, FGL NY Insurance paid a $4.4 dividend to FGLIC after a determination that, as a result of capital contributions by FGLIC, FGL NY Insurance was overcapitalized.
 Surplus and Capital
FGLIC and FGL NY Insurance are subject to the supervision of the regulators in states where they are licensed to transact business. Regulators have discretionary authority in connection with the continuing licensing of these entities to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such entities have not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders.
Risk-Based Capital
In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement RBC requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. In general, RBC is calculated by applying factors to various asset, premium and reserve items, taking into account the risk characteristics of the insurer. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. The RBC formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. As of the most recent annual statutory financial statements filed with insurance regulators, the RBC ratios for FGLIC and FGL NY Insurance each exceeded the minimum RBC requirements.

Nevertheless, it may be desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve our financial strength ratings. Our historical RBC ratios are presented in the table below. See “Risk Factors-Risks Relating to Our Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make our product offerings less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations”.

RBC Ratio
As of:
December 31, 2013	423%
December 31, 2012	406%
December 31, 2011	371%
Insurance Regulatory Information System Tests
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2013, FGLIC had two ratios outside the usual range, FGL NY Insurance had three ratios outside the usual range, and Raven Re had three ratios outside the usual range. There were two different IRIS ratios as to which FGLIC, FGL NY Insurance and Raven Re fell outside the usual range, including: change in premium and change in reserving ratio. In addition, FGL NY Insurance and Raven Re’s adequacy of investment income also fell outside of the usual range.
We do not anticipate regulatory action as a result of the 2013 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. FGLIC, FGL NY Insurance and Raven Re are not currently subject to regulatory restrictions based on these ratios.
Insurance Reserves
State insurance laws require insurers to analyze the adequacy of reserves. The respective appointed actuaries for FGLIC, FGL NY Insurance and Raven Re must each submit an opinion on an annual basis that their respective reserves, when considered in light of the respective assets FGLIC, FGL NY Insurance and Raven Re hold with respect to those reserves, make adequate provision for the contractual obligations and related expenses of FGLIC, FGL NY Insurance and Raven Re. FGLIC, FGL NY Insurance and Raven Re have filed all of the required opinions with the insurance departments in the states in which they do business.
Credit for Reinsurance Regulation
States regulate the extent to which insurers are permitted to take credit on their financial statements for the financial obligations that the insurers cede to reinsurers. Where an insurer cedes obligations to a reinsurer which is neither licensed nor accredited by the state insurance department, the ceding insurer is not permitted to take such financial statement credit unless the unlicensed or unaccredited reinsurer secures the liabilities it will owe under the reinsurance contract. Under the laws regulating credit for reinsurance issued by such unlicensed or unaccredited reinsurers, the permissible means of securing such liabilities are (i) the establishment of a trust account by the reinsurer to hold certain qualifying assets in a qualified U.S. financial institution, such as a member of the Federal Reserve, with the ceding insurer as the exclusive beneficiary of such trust account with the unconditional right to demand, without notice to the reinsurer, that the trustee pay over to it the assets in the trust account equal to the liabilities owed by the reinsurer; (ii) the posting of an unconditional and irrevocable letter of credit by a qualified U.S. financial institution in favor of the ceding company allowing the ceding company to draw upon the letter of credit up to the amount of the unpaid liabilities of the reinsurer and (iii) a “funds withheld” arrangement by which the ceding company withholds transfer to the reinsurer of the reserves which support the liabilities to be owed by the reinsurer, with the ceding insurer retaining title to and exclusive control over such reserves. In addition, on January 1, 2014, the NAIC Model Credit for Reinsurance Act became effective in Iowa, which adds the concept of “certified reinsurer”, whereby a ceding insurer may take financial statement credit for reinsurance provided by an unaccredited and unlicensed reinsurer which has been certified by the Iowa Commissioner. The Iowa Commissioner certifies reinsurers based on several factors, including their financial strength ratings, and imposes collateral requirements based on such factors. FGLIC and FGL NY Insurance are subject to such credit for reinsurance rules in Iowa and New York, respectively, insofar as they enter into any reinsurance contracts with reinsurers which are neither licensed nor accredited in Iowa and New York, respectively.

Insurance Holding Company Regulation
As the parent company of FGLIC and the indirect parent company of FGL NY Insurance, we and entities affiliated for purposes of insurance regulation are subject to the insurance holding company laws in Iowa and New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions between insurers and affiliates within the holding company system are subject to regulation and must be fair and reasonable, and may require prior notice and approval or non-disapproval by its domiciliary insurance regulator.
Most states, including Iowa and New York, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Such laws prevent any person from acquiring control, directly or indirectly, of us or of HGI, FGLH, FGLIC or FGL NY Insurance unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. In addition, investors deemed to have a direct or indirect controlling interest are required to make regulatory filings and respond to regulatory inquiries. Under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of our voting securities or that of us, HGI, FGLH, FGLIC or FGL NY Insurance without the prior approval of the insurance regulators of Iowa and New York will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.
Insurance Guaranty Association Assessments
Each state has insurance guaranty association laws under which insurers doing business in the state may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. Although no prediction can be made as to the amount and timing of any future assessments under these laws, FGLIC and FGL NY Insurance have established reserves that they believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.
Market Conduct Regulation
State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGLIC and FGL NY Insurance must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGLIC is currently the subject of ten ongoing market conduct examinations in various states. Market conduct examinations can result in monetary fines or remediation and generally require FGLIC to devote significant resources to the management of such examinations. FGLIC does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business.
Regulation of Investments
FGLIC and FGL NY Insurance are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. We believe that the investment portfolios of FGLIC and FGL NY Insurance as of September 30, 2014 complied in all material respects with such regulations.

Privacy Regulation
Our operations are subject to certain federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of such information. These laws and regulations require notice to affected individuals, law enforcement agencies, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Our operations are also subject to certain federal regulations that require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. In addition, our ability to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers and our uses of certain personal information, including consumer report information, are regulated. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.
FIAs
In recent years, the U.S. Securities and Exchange Commission ("SEC") and state securities regulators have questioned whether FIAs, such as those sold by us, should be treated as securities under the federal and state securities laws rather than as insurance products exempted from such laws. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause us to seek additional marketing relationships for these products, any of which may impose significant restrictions on our ability to conduct operations as currently operated. Under the Dodd-Frank Act, annuities that meet specific requirements, including requirements relating to certain state suitability rules, are specifically exempted from being treated as securities by the SEC. We expect that the types of FIAs FGLIC and FGL NY Insurance sell will meet these requirements and therefore are exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on FIAs.
The Dodd-Frank Act
The Dodd-Frank Act makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Dodd-Frank Act are or may become applicable to us, our competitors or those entities with which we do business, including, but not limited to:

•	the establishment of federal regulatory authority over derivatives;

•	the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms;

•	the establishment of the Federal Insurance Office;

•	changes to the regulation of broker dealers and investment advisors;

•	changes to the regulation of reinsurance;

•	changes to regulations affecting the rights of shareholders;

•	the imposition of additional regulation over credit rating agencies;

•

•	the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity; and

•	the clearing of derivative contracts.
Numerous provisions of the Dodd-Frank Act require the adoption of implementing rules or regulations. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, us, our competitors or those entities with which we do business. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact us in many ways, including, but not limited to:

•	placing us at a competitive disadvantage relative to our competition or other financial services entities;

•	changing the competitive landscape of the financial services sector or the insurance industry;

•	making it more expensive for us to conduct our business;

•	requiring the reallocation of significant company resources to government affairs;

•	increasing our legal and compliance related activities and the costs associated therewith; or

•	otherwise having a material adverse effect on the overall business climate as well as our financial condition and results of operations.
Until various studies are completed and final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on investments, investment activities and insurance and annuity products of FGLIC and FGL NY Insurance remains unclear.
ERISA
We may offer certain insurance and annuity products to employee benefit plans governed by ERISA and/or the Code, including group annuity contracts designated to fund tax-qualified retirement plans. ERISA and the Code provide (among other requirements) standards of conduct for employee benefit plan fiduciaries, including investment managers and investment advisers with respect to the assets of such plans, and holds fiduciaries liable if they fail to satisfy fiduciary standards of conduct. Generally, we maintain policies and procedures that are intended to limit the circumstances under which FGL or any insurance subsidiary could be deemed a fiduciary with respect to plans covered by ERISA and/or the Code, or to the extent that they may be deemed to have such fiduciary status, to ensure compliance with applicable requirements of ERISA and/or the Code.
In 1993, the U.S. Supreme Court issued an opinion in John Hancock Mutual Life Insurance Co. v. Harris Trust and Savings Bank, holding that certain contractholder funds held by John Hancock Mutual Life Insurance Company in its general account under a participating group annuity contract were “plan assets”, and therefore, subject to ERISA’s fiduciary provisions. However, under Section 401(b)(2) of ERISA, if an insurance company issues a guaranteed benefit policy to a plan, the assets of the plan are deemed to include the policy, but do not, solely by reason of the issuance of the policy, include any assets of the insurance company. Section 401(b)(2)(B) of ERISA defines the term “guaranteed benefit policy” to mean an insurance policy or contract to the extent such policy or contract provides for benefits the amount of which is guaranteed by the insurer. FGL and its insurance subsidiaries intend that their annuity contracts and life insurance policies qualify as guaranteed benefit policies as defined by Section 401(b)(2)(B) as further interpreted by court decisions and the DOL.
Executive Officers of the Registrant
Information concerning the executive officers of FGL as of September 30, 2014 is as follows:

Name	Title	Age	Served as Executive Officer since
Leland C. Launer, Jr.	Chief Executive Officer & Director	59	8/27/2013
Rajesh Krishnan	Executive Vice President, Chief Investment Officer	43	8/27/2013
Eric L. Marhoun	Executive Vice President, General Counsel & Secretary	52	8/27/2013
John P. O’Shaughnessy	Senior Vice President, Chief Actuary	58	8/27/2013
Dennis Vigneau	Senior Vice President, Chief Financial Officer	47	1/27/2014
John A. Phelps, II	Senior Vice President, Chief Distribution Officer	54	8/27/2013
Rosanne Boehm	Senior Vice President, Human Resources	56	8/27/2013
Christopher S. Fleming	Senior Vice President, Operations & Technology	46	8/27/2013
Paul Tyler	Senior Vice President, Strategy	49	8/27/2013
Wendy J.B. Young	Senior Vice President, Chief Risk Officer	50	8/27/2013

On October 7, 2014, Christopher J. Littlefield, age 48, was appointed to the position of President.

FGL Available Information
FGL’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available, free of charge, on or through the “Investor Relations” portion of our Internet website https://home.fglife.com. The public may read and copy any materials that the Company has filed with the Securities and Exchange Commission (“SEC”) at the SEC's Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330. Reports filed with or furnished to the SEC will also be available as soon as reasonably practicable after they are filed with or furnished to the SEC and are available over the internet at the SEC's website at http://www.sec.gov.

Item 1A. Risk Factors

In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors which could have a material adverse effect on our business, financial condition, results of operations or stock price. The risks below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition.
Risks Relating to Our Business
Our results of operations and financial condition depend on the accuracy of a broad range of assumptions and estimates made by our management.
We make certain assumptions and estimates regarding mortality, persistency, expenses, interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance and other factors related to our business and anticipated results. We rely on these assumptions and estimates to estimate the amounts of VOBA, policy liabilities and accruals, future earnings and various components of our consolidated balance sheet. These assumptions are also used in making decisions crucial to the operation of our business, including the pricing of products and expense structures related to products. The calculations we use to estimate various components of our balance sheet and consolidated statement of operations are necessarily complex and involve analyzing and interpreting large quantities of data. The assumptions and estimates required for these calculations involve judgment and by their nature are imprecise and subject to changes and revisions over time. These assumptions and estimates incorporate many factors, none of which can be predicted with certainty. To the extent our actual experience and changes in estimates differ from original estimates and assumptions, our business, Consolidated Statement of Operations and financial condition may be materially adversely affected. Accordingly, our results may be adversely affected by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.
We have minimal experience to date on policyholder behavior for our GMWB products which we began issuing in 2008; as a result, future experience could lead to significant changes in our assumptions. If emerging experience deviates from our assumptions on GMWB utilization, it could have a significant effect on our reserve levels and related results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates”.
Our financial condition and results of operations could be adversely impacted if our assumptions regarding the fair value and future performance of our investments differ from actual experience.
We make assumptions regarding the fair value and expected future performance of our investments. It is possible that actual values will differ from our assumptions. Such events could result in a material change in the value of our investments, business, operations and financial condition.
For example, expectations that our investments in residential and commercial mortgage-backed securities (“RMBS” and “CMBS”, respectively) will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and considering the performance of the underlying assets. We have increased our non-agency RMBS holdings recently from $1.4 billion at September 30, 2013 to $2.0 billion at September 30, 2014. It is possible that the collateral underlying these investments will not meet performance expectations and the lower performance levels may lead to adverse changes in the cash flows on our holdings of these types of securities. This could lead to potential future OTTI within our portfolio of mortgage-backed and asset-backed securities (“ABS”). In addition, expectations that our investments in corporate securities or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. It is possible that issuers of corporate securities in which we have invested will perform worse than current expectations. Such events may lead us to recognize potential future OTTI within our portfolio of corporate securities. We recorded OTTI charges of approximately $0.7 and $2.9 for the fiscal years ended September 30, 2014 and 2013, respectively. It is also possible that unanticipated events would lead us to dispose of certain of those holdings and recognize the effects of any market movements in our financial statements.
A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency, could make our product offerings less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations.
Various nationally recognized rating agencies review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contractholder obligations. These ratings are important to maintaining public confidence in our products, our ability to market our products and our competitive position. Any downgrade or other negative action by a rating agency with respect to the financial strength ratings of our insurance subsidiaries could have a materially adverse affect on us in many ways, including the following:

•	adversely affecting relationships with distributors, IMOs and sales agents, which could result in reduction of sales;

•	increasing the number or amount of policy lapses or surrenders and withdrawals of funds;

•	requiring a reduction in prices for our insurance products and services in order to remain competitive;

•	adversely affecting our ability to obtain reinsurance at a reasonable price, on reasonable terms or at all; and

•	requiring us to collateralize reserves, balances or obligations under reinsurance and derivatives agreements.
Rating agencies assign ratings based upon several factors. While most of these factors relate to the rated company, some factors relate to the views of the rating agency, general economic conditions and circumstances outside the rated company’s control. In addition, rating agencies use various models and formulas to assess the strength of a rated company, and from time to time rating agencies have, in their discretion, altered the models and may do so in the future in ways that negatively impact the financial strength ratings of our insurance subsidiaries and make it more difficult to maintain or obtain comparable ratings going forward. As rating agencies continue to evaluate the financial services industry, it is possible that rating agencies will heighten the level of scrutiny that they apply to financial institutions, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate and potentially adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. It is possible that the outcome of any such review of us would have additional adverse ratings consequences, which could have a material adverse effect on our results of operations, financial condition and liquidity. We may need to take actions in response to changing standards or capital requirements set by any of the rating agencies which could cause our business and operations to suffer. If the financial strength ratings of our insurance subsidiaries are downgraded, we anticipate that our sales of new policies will be adversely impacted and that we could experience substantial surrenders of existing policies. In order to improve or maintain their financial strength ratings, our insurance subsidiaries may limit the amount of dividends that they would otherwise pay to us. In that regard, we may implement business strategies to improve the RBC ratio of our insurance subsidiaries to a level anticipated by the rating agencies to maintain or improve our current rating. If we are unable to achieve this level, we may limit dividend payments from FGLIC to the extent necessary. We cannot guarantee these measures will be successful, and if FGLIC fails to maintain such a target RBC ratio, its financial strength rating could suffer. We cannot predict what actions rating agencies may take in the future, and failure to improve or maintain current financial strength ratings could adversely affect our financial condition and results of operations.
We are required to maintain minimum ratings as a matter of routine practice under our over-the-counter derivative agreements on forms promulgated by the International Swaps and Derivatives Association, Inc. (“ISDA”). Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying derivative contracts. Our current rating allows multiple counterparties the right to terminate ISDA agreements. As of September 30, 2014, the amount at risk for ISDA agreements which could be terminated based upon our current ratings was $296.3, which equals the fair value to us of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2014 and 2013, $188.0 and $72.0, respectively, of collateral was posted by our counterparties. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $108.3 and $149.8 at September 30, 2014 and 2013, respectively.
Additionally, under certain insurance reserve financing arrangements, if FGLH were to take certain actions without the counterparties consent, and such actions resulted in a specified financial strength ratings downgrade, FGLH would be in default.
See “Quantitative and Qualitative Disclosures about Market Risk-Credit Risk and Counterparty Risk”.
The amount of statutory capital that our insurance subsidiaries have and the amount of statutory capital that they must hold to maintain their financial strength ratings and meet other requirements can vary significantly from time to time due to a number of factors outside of our control.
Our insurance subsidiaries are subject to regulations that provide minimum capitalization requirements based on RBC formulas for life insurance companies that establish capital requirements relating to insurance, business, asset, interest rate, and certain other risks.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, most of which are outside of our control, including, but not limited to, the following:

•	the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions);

•	the amount of additional capital our insurance subsidiaries must hold to support business growth;

•	changes in reserve requirements applicable to our insurance subsidiaries;

•	our ability to access capital markets to provide reserve relief;

•	changes in equity market levels;

•	the value of certain fixed-income and equity securities in our investment portfolio;

•	changes in the credit ratings of investments held in our portfolio;

•	the value of certain derivative instruments;

•	changes in interest rates;

•

•	credit market volatility;

•	changes in consumer behavior; and

•	changes to the RBC formulas and interpretation of the NAIC instructions with respect to RBC calculation methodologies.
The financial strength ratings of our insurance subsidiaries are significantly influenced by their statutory surplus amounts and capital adequacy ratios. Rating agencies may also implement changes to their internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital our insurance subsidiaries must hold in order to maintain their current ratings. In addition, rating agencies may downgrade the investments held in our portfolio, which could result in a reduction of our capital and surplus and our RBC ratio.
In extreme equity market declines, the amount of additional statutory reserves our insurance subsidiaries are required to hold for fixed indexed products may decrease at a rate less than the rate of change of the market value of the invested assets. This mismatch could result in a reduction of the capital, surplus or RBC ratio of our insurance subsidiaries. To the extent that an insurance subsidiary’s RBC ratios are deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we are unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.
While the amount of statutory reserves is not directly affected by changes in interest rates, additional statutory reserves may be required as the result of an asset adequacy analysis, and this analysis of cash flow testing is altered by rising or falling interest rates and widening credit spreads.
The failure of any of our insurance subsidiaries to meet its applicable RBC requirements or minimum capital and surplus requirements could subject it to further examination or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios also limits the ability of an insurance subsidiary to make dividends or distributions to us and could be a factor in causing rating agencies to downgrade the insurer’s financial strength ratings, which could have a material adverse effect on our business, results of operations and financial condition.
The stock of our primary operating subsidiary is subject to the security interest of its former owner.
Fidelity & Guaranty Life and FGLH have granted the security interests in the shares of capital of FGLH and FGLIC to OMGUK in order to secure our indemnity obligations under the stock purchase agreement relating to the FGLH Acquisition. Although we are not aware of any events or transactions that would obligate us to perform under the obligations secured by the pledges, if we were to fail to perform such obligations, OMGUK could foreclose on the pledged shares, which would have a material adverse effect on our financial condition and results of operations.
We and HGI may be the target of future litigation, law enforcement investigations or increased regulatory scrutiny.
The financial services industry, including the insurance sector, is sometimes the target of law enforcement and regulatory investigations or other actions resulting from such investigations. Resulting publicity about any such investigation or action may generate inquiries or investigations into or litigation against other financial services companies, even those who do not engage in the business lines or practices at issue in the original action. Responding to these inquiries, investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time-consuming and expensive and can divert the time and effort of our management from its business.
On August 19, 2013, the SEC announced that Philip A. Falcone, the Chairman and Chief Executive Officer of HGI, Harbinger Capital Partners LLC (“HCP”) and certain of its affiliated entities (together with HCP, the “HCP Parties”) agreed to a settlement with the SEC to resolve all matters related to two pending civil actions filed by the SEC against the HCP Parties. On October 7, 2013, the NYDFS announced an agreement with Mr. Falcone, HGI, FGLH and FGL NY Insurance that Mr. Falcone will not exercise control, within the meaning of New York insurance law, over FGL NY Insurance or any other New York-licensed insurer for seven years (the “NYDFS commitment”). Pursuant to the NYDFS commitment, neither Mr. Falcone nor any employee of HCP shall serve as one of our officers or directors, or of any of our subsidiaries, nor may they be involved in any investment decisions made by us or our subsidiaries. Mr. Falcone also agreed to recuse himself from participating in any vote of the board of HGI relating to the election or appointment of officers or directors of such companies. Under the NYDFS commitment, FGLH also agreed to maintain FGL NY Insurance’s RBC level at no less than 225% company action level RBC ratio, and to establish a trust account funded with $18.5 of cash or eligible securities to support that agreement. FGL NY Insurance agreed to file quarterly estimated RBC reports in addition to the annual reports required by law.
Neither FGL nor any of our directors, officers or subsidiaries were involved in the SEC settlement or any of the implicated activities. Neither Mr. Falcone nor any employee of HCP is a director or officer of us or any of our subsidiaries and we do not expect the SEC settlement, the NYDFS commitment or the agreement described below with the Iowa Insurance Commissioner (“Iowa Commissioner”) to have any direct material impact on our business and operations. However, we cannot be certain that our business will not suffer indirect consequences in dealing with third parties as a result of the publicity and the facts surrounding the SEC settlement and the fines imposed by the SEC on the HCP Parties, including potential counterparties and regulators who may be concerned about the implications of the SEC settlement and the HCP Parties’ affiliation with us. We also cannot be certain of what impact on our license or operations we could experience if the parties to the NYDFS commitment do not perform to NYDFS’ satisfaction.

In addition, in connection with its re-domestication to Iowa, FGLIC agreed to the conditions set by the Iowa Commissioner that neither Mr. Falcone nor any employees of HCP may serve as an officer or director of FGLIC or FGL (but FGLIC may request that the IID lift this restriction after five years); neither Mr. Falcone nor HCP shall be involved in making investment decisions for FGLIC or any funds withheld account that supports credit for reinsurance for FGLIC for five years; and FGL is required to have an audit committee that complies with Iowa regulation 191-98.13(8) which requires that 75% of the audit committee’s members be independent. As of the date of this filing FGL has a fully independent audit committee and is in compliance with Iowa regulation 191-98.13(8).
Future legislation or regulation or governmental views on business practices in the financial services industry may result in our altering our practices in ways that could adversely affect our business and results of operations. It is impossible to predict the outcome of such investigations or actions, whether they will expand into other areas not yet contemplated, whether they will result in changes in regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of such scrutiny on the financial services and insurance industry or on us. Adverse publicity, governmental scrutiny, pending or future investigations by regulators or law enforcement agencies and/or legal proceedings involving us or our affiliates can also have a negative impact on our reputation and on the morale and performance of employees, and on business retention and new sales, which could adversely affect our business and results of operations.
Our business is highly regulated and subject to numerous legal restrictions and regulations.
State Regulation
Our business is subject to government regulation in each of the states in which we conduct business. Such regulation is vested in state agencies having broad administrative and discretionary, authority with respect to many aspects of our business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareholders. At any given time, we and our insurance subsidiaries may be the subject of a number of ongoing financial or market conduct, audits or inquiries. From time to time, regulators raise issues during such examinations or audits that could, if determined adversely, have a material impact on our business.
We have received inquiries from a number of state regulatory authorities regarding our use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulations and unclaimed property or escheatment laws. The NYDFS issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities and retained asset accounts. Other states have enacted laws which will impose requirements on insurers to periodically compare their in-force life insurance policies and annuities against the Death Master File or similar databases, investigate any identified potential matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. We have received notice of escheatment audits from several states. We have filed suit in federal and state court to challenge the audit policies of the California controller and the applicability of California’s unclaimed property laws to FGL generally. It is possible that these requirements will result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws or administrative penalties and expenses. While we believe that we have established sufficient reserves with respect to these matters, it is possible that third parties could dispute these amounts and additional payments or additional unreported claims or liabilities could be required or identified given the ongoing regulatory developments, the effects of which could be significant and could have a material adverse effect on our results of operations in any one period.
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. The regulator in FGLIC’s previous state of domicile, the Maryland Insurance Administration (“MIA”), completed a routine financial examination of FGLIC for the three-year period ended December 31, 2012. The NYDFS is completing a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2009 and December 31, 2012, and the Vermont Department of Financial Regulation completed a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012. FGLIC is currently the subject of ten ongoing market conduct examinations in various states. While FGLIC does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business, market conduct examinations can result in monetary fines or remediation and generally require FGLIC to devote significant resources to the management of such examinations. As a result of its re-domestication to Iowa, FGLIC will become subject to financial and market conduct examinations by the IID, the primary regulatory authority for Iowa domestic life insurance companies.
NAIC
Although our business is subject to regulation in each state in which we conduct business, in many instances the state regulatory models emanate from the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or interpretations thereof, are often made for the benefit of the consumer and at the expense of the insurer and, thus, could have a material adverse effect on our business, operations and financial condition. We are also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. We cannot predict the amount or timing of any such future assessments. There is an additional risk that any particular regulator’s interpretation of a legal or accounting issue may change over time to our detriment, or that changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause us to change our views regarding the actions we need to take from a legal risk management perspective, which could necessitate changes to our practices that may, in some cases, limit our ability to grow and improve profitability.
Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.
Both the NAIC and certain state insurance regulators have in recent months announced intentions to review the trend of hedge fund and private equity acquisitions of life insurance and annuity companies. Such reviews are ongoing and preliminary and they may result in stricter regulatory scrutiny or additional regulatory restrictions that could be adverse to our ability to grow through acquisitions or to our business generally.

Federal Regulation
We may also be subject to regulation by the U.S. Department of Labor (“DOL”) when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Severe penalties are imposed for breach of duties under ERISA.
Other Regulation
Other types of regulation that could affect us include insurance company investment laws and regulations, state adopted statutory accounting principles, antitrust laws, minimum solvency requirements, federal privacy laws, insurable interest laws and federal anti-money laundering and anti-terrorism laws.
Compliance with applicable laws and regulations is time-consuming and personnel-intensive, and changes in laws and regulations may materially increase the cost of compliance and other expenses of doing business. There are a number of risks that may arise where applicable regulations may be unclear, subject to multiple interpretations or under development or where regulations may conflict with one another, where regulators revise their previous guidance or courts overturn previous rulings, which could result in our failure to meet applicable standards. Regulators and other authorities have the power to bring administrative or judicial proceedings against us, which could result, among other things, in suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action, which could materially harm our results of operations and financial condition. If we fail to address, or appear to fail to address, appropriately any of these matters, our reputation could be harmed and we could be subject to additional legal risk, which could increase the size and number of claims and damages asserted against us or subject us to enforcement actions, fines and penalties. See “Business-Regulation” for further discussion of the impact of regulations on our business.

We cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on us if enacted into law. In addition, because our activities are relatively concentrated in a small number of lines of business, any change in law or regulation affecting one of those lines of business could have a disproportionate impact on us as compared to other more diversified insurance companies.
Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments.
We, like other financial services companies, are involved in litigation and arbitration in the ordinary course of business. Although we do not believe that the outcome of any such litigation or arbitration will have a material adverse effect on our financial condition, it is possible our results of operations and cash flows could be materially affected by an unfavorable outcome. More generally, we operate in an industry in which various practices are subject to scrutiny and potential litigation, including class actions. In addition, we sell our products through IMOs, whose activities may be difficult to monitor. Civil jury verdicts have been returned against insurers and other financial services companies involving sales, underwriting practices, product design, product disclosure, administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, payment of sales or other contingent commissions and other matters. Such lawsuits can result in substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, financial services companies have made material settlement payments.
Our reinsurers, including Wilton Re and FSRCI, could fail to meet assumed obligations, increase their rates, or become subject to adverse developments that could materially adversely affect our business, financial condition and results of operations.
Our insurance subsidiaries cede material amounts of insurance and transfer related assets and certain liabilities to other insurance companies through reinsurance. For example, a material amount of reinsured liabilities are concentrated with Wilton Reinsurance Company (“Wilton Re”) and FSRCI. As of September 30, 2014, the amount recoverable from Wilton Re and FSRCI was $1.5 billion and $1.3 billion, respectively. Given our significant concentration of reinsurance with Wilton Re, if Wilton Re fails to perform its obligations under the various reinsurance treaties, such failure could have a material impact on our financial position. See “Business- Reinsurance-Wilton Re Transaction”. However, notwithstanding the transfer of related assets and certain liabilities, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed. Accordingly, we bear credit risk with respect to our reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with us could materially adversely affect our business, financial condition and results of operations. To mitigate the counterparty risk for the FSRCI transaction, the assets are held on FGLICs balance and are used as collateral in the event of a failure. For Wilton Re, A+ rated from Fitch, we monitor the credit rating. During 2014 Wilton Re announced their purchase by Canadian Pension Plan Investment Board, ("CCIB"), an AAA rated organization. With the capital resources of CCIB behind Wilton Re, we believe the counterparty risk is low. See “Business- Reinsurance-Wilton Re Transaction”.
Our ability to compete is dependent on the availability of reinsurance or other substitute financing solutions, both of which could involve the use of reinsurance affiliates referred to generally as “captives”. Premium rates charged by us are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, the reinsurer may increase the rate it charges us for the reinsurance. Therefore, if the cost of reinsurance were to increase, if reinsurance were to become unavailable on commercially reasonable terms or at all, if alternatives to reinsurance were not available to us, if the use of captives were materially restricted through regulation, including certain general proposals currently under consideration by the NAIC, or if a reinsurer should fail to meet its obligations, our business, financial condition and results of operations could be materially adversely affected.
The credit for reinsurance taken by our insurance subsidiaries under offshore reinsurance agreements is, under certain conditions, dependent upon the offshore reinsurer’s ability to obtain and provide sufficient qualifying assets in a qualifying trust or qualifying letters of credit issued by qualifying lending banks. The cost of letters of credit, when available, continues to be very expensive in the current economic environment. Loss of reserve credit by an insurance subsidiary would require it to establish additional reserves and would result in a decrease in the level of its capital, which could have a material adverse effect on our profitability, results of operations and financial condition.
In recent years, access to reinsurance has become more costly for members of the insurance industry, including us. In addition, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market resulted in increased concentration of risk for insurers, including us. If the reinsurance market further contracts, our ability to continue to offer our products on terms favorable to us could be negatively impacted, resulting in adverse consequences to our business, operations and financial condition.

In addition, reinsurers are facing many challenges regarding illiquid credit or capital markets, investment downgrades, rating agency downgrades, deterioration of general economic conditions and other factors negatively impacting the financial services industry generally. If such events cause a reinsurer to fail to meet its obligations, our business, financial condition and results of operations could be materially adversely affected.
Restrictions on our ability to use captive reinsurers could adversely impact our competitive position and results of operations.
The NAIC and state insurance regulators continue to review life insurance companies’ use of affiliated captive reinsurers or off-shore entities. On June 4, 2014, Rector & Associates, a consulting firm commissioned by the NAIC, presented a revised report (the “Rector Report”) to the Principle-Based Reserving Implementation Task Force of the NAIC which proposes a new regulatory framework for captives assuming term life insurance (“XXX”) or universal life insurance with secondary guarantees (“AXXX”) business, and recommends, among other things, placing limitations on the types of assets that may be used to finance reserves associated with XXX and AXXX business and making an individual state’s adoption of the new regulations contemplated by the report an NAIC accreditation standard. On August 17, 2014, the NAIC Executive (EX) Committee adopted the regulatory framework proposed by the Rector Report, including recommendations to have various NAIC technical subgroups propose regulations and guidelines to implement the new framework. These technical working groups are in various stages of developing and proposing regulations and guidelines. On October 9, 2014, the NAIC’s Principle-Based Reserving Implementation Task Force voted to expose for comment a new Actuarial Guideline (AG48) designed to implement many of the recommendations in the Rector Report related to the amount of assets that may be supported by different asset classes in connection with certain transactions involving captive reinsurance companies.
If state insurance regulators restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products, to manage the associated risks and to deploy capital efficiently, could be adversely affected, or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations.
Interest rate fluctuations and withdrawal demands in excess of our assumptions could negatively affect our business, financial condition and results of operations.
We offer certain products that allow policyholders to withdraw their funds under defined circumstances. In order to meet such funding obligations, we manage our liabilities and configure our investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. However, in order to provide necessary long-term returns, a certain portion of our assets are relatively illiquid. There can be no assurance that withdrawal demands will match our estimation of withdrawal demands. As interest rates increase, we are exposed to the risk of financial disintermediation through a potential increase in the number of withdrawals. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, whether as a result of financial strength downgrades or otherwise, we could exhaust our liquid assets and be forced to liquidate other less liquid assets, possibly at a loss or on other unfavorable terms, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we may experience spread compression, and a loss of anticipated earnings, if credited interest rates are increased on renewing contracts in an effort to decrease or manage withdrawal activity.

Interest rates are subject to volatility and fluctuations. For the past several years interest rates have trended downwards to historically low levels. In order to meet our policy and contractual obligations, we must earn a sufficient return on our invested assets. A prolonged period of historically low rates or significant changes in interest rates could expose us to the risk of not achieving sufficient return on our invested assets by not achieving anticipated interest earnings, or of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts. Additionally, a prolonged period of low interest rates in the future may lengthen liability maturity, thus increasing the need for a re-investment of assets at yields that are below the amounts required to support guarantee features of our contracts. Both rising and declining interest rates can negatively affect our interest earnings and spread income (the difference between the returns we earn on our investments and the amounts we must credit to policyholders and contractholders). While we develop and maintain asset liability management (“ALM”) programs and procedures designed to mitigate the effect on interest earnings and spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not materially adversely affect our business, financial condition and results of operations.
Our expectation for future interest earnings and spread income is an important component in amortization of DAC and VOBA and significantly lower interest earnings or spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. An extended period of declining interest rates or a prolonged period of low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. GAAP. This revision would result in increased reserves and other unfavorable consequences. In addition, while the amount of statutory reserves is not directly affected by changes in interest rates, additional statutory reserves may be required as the result of an asset adequacy analysis, which is altered by rising or falling interest rates and widening credit spreads.
Additionally, our ALM programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates and relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors. The effectiveness of our ALM programs and procedures may be negatively affected whenever actual results differ from these assumptions.
Changes in interest rates may also affect the attractiveness of certain of our products. For example, lower interest rates may result in decreased sales of certain of our insurance and investment products. However, during periods of declining interest rates, certain life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency or a higher percentage of insurance policies remaining in force from year to year during a period when our investments carry lower returns. As a result, we could become unable to earn our desired level of spread income.
During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. Increases in crediting rates, as well as surrenders and withdrawals, could have a material adverse effect on our business, financial condition and results of operations. In addition, if long-term interest rates rise dramatically within a six- to twelve-month time period, certain of our products may be exposed to disintermediation risk. Higher interest rates may increase the cost of debt and other obligations having floating rate or rate reset provisions and may result in lower sales of other products. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio which will decrease our accumulated other comprehensive income and shareholders’ equity. Our unrealized loss on our available for sale ("AFS") portfolio was $109.8 as of September 30, 2014 compared to $263.8 as of September 30, 2013.
Our investments are subject to market and credit risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.
Our invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of extreme volatility or disruption in the financial and credit markets could increase these risks. Underlying factors relating to volatility affecting the financial and credit markets could lead to OTTI of assets in our investment portfolio.
The value of our mortgage-backed investments depends in part on the financial condition of the borrowers and tenants for the properties underlying those investments, as well as general and specific economic trends affecting the overall default rate. We are also subject to the risk that cash flows resulting from the payments on pools of mortgages that serve as collateral underlying the mortgage-backed securities we own may differ from our expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain “interest-only” securities within our mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have an adverse effect on our business, results of operations and financial condition.
Significant continued financial and credit market volatility, changes in interest rates, credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments and declines in general economic conditions, either alone or in combination, could have a material adverse impact on our results of operations, financial condition or cash flows through realized losses, OTTI, changes in unrealized loss positions and increased demands on capital. As of September 30, 2014 and 2013, we had gross unrealized losses on our AFS portfolio of $109.8 and $263.8, respectively. In addition, our investment portfolio is concentrated in certain industries. As of September 30, 2014 and 2013, our most significant investment in one industry was our investment securities in the banking industry with a fair value of $2,240.3 and $1,892.1, or 11.9% and 11.7%, respectively, of the invested assets portfolio. Our holdings in this industry include investments in 85 and 80 different issuers as of September 30, 2014 and 2013, respectively, with the top ten investments accounting for 40.0% and 41.8% of the total holdings in this industry as of September 30, 2014 and 2013, respectively. In addition, market volatility can make it difficult for us to value certain of our assets, especially if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on our results of operations or financial condition.
We are exposed to credit loss in the event of nonperformance by our counterparties on call options. We seek to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that we will not suffer losses in the event of counterparty nonperformance. As of September 30, 2014 and 2013, $188.0 and $72.0, respectively, of collateral was posted by our counterparties. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $108.3 and $149.8 at September 30, 2014 and 2013, respectively. See Note 5 to our audited consolidated financial statements for further discussion of credit risk.
Equity market volatility could negatively impact our business.
Equity market volatility can negatively affect our revenues and profitability in various ways, particularly as a result of guaranteed minimum withdrawal or surrender benefits in our products. The estimated cost of providing GMWB incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our revenues and net income. The rate of amortization of DAC and VOBA costs relating to FIA products and the cost of providing guaranteed minimum withdrawal or surrender benefits could also increase if equity market performance is worse than assumed, hence materially and adversely impacting our results of operations and financial condition.
Credit market volatility or disruption could adversely impact our financial condition or results of operations.
Significant volatility or disruption in credit markets could have a material adverse effect on our business, financial condition and results of operations. Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in our investment portfolio. Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in our investment portfolio to default on either principal or interest payments on these securities. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within our investment portfolio.
 Changes in federal or state tax laws may affect sales of our products and profitability.
The annuity and life insurance products that we market generally provide the policyholder with certain federal income or state tax advantages. For example, federal income taxation on any increases in non-qualified annuity contract values (i.e., the “inside build-up”) is deferred until it is received by the policyholder. Non-qualified annuities are annuities that are not sold to a qualified retirement plan. With other savings investments, such as certificates of deposit and taxable bonds, the increase in value is generally taxed each year as it is realized. Additionally, life insurance death benefits are generally exempt from income tax.

From time to time, various tax law changes have been proposed that could have an adverse effect on our business, including the elimination of all or a portion of the income tax advantages described above for annuities and life insurance. Additionally, insurance products, including the tax favorable features of these products, generally must be approved by the insurance regulators in each state in which they are sold. This review could delay the introduction of new products or impact the features that provide for tax advantages and make such products less attractive to potential purchasers. If legislation were enacted to eliminate the tax deferral for annuities, such a change would have a material adverse effect on our ability to sell non-qualified annuities.
We may be required to increase our valuation allowance against our deferred tax assets, and may face restrictions on our ability to fully utilize such assets which could materially adversely affect our capital position, business, operations and financial condition.
Deferred tax assets refer to assets that are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets in essence represent future savings of taxes that would otherwise be paid in cash. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains. If it is determined that the deferred tax assets cannot be realized, a deferred tax valuation allowance must be established, with a corresponding charge to net income.
Based on our current assessment of future taxable income, including available tax planning opportunities, we anticipate that it is more likely than not that we will generate sufficient taxable income to realize all of our deferred tax assets as to which we do not have a valuation allowance. If future events differ from our current forecasts, the valuation allowance may need to be increased from the current amount, which could have a material adverse effect on our capital position, business, operations and financial condition.
Our business model depends on the performance of various third parties, including independent distributors, underwriters, actuarial consultants and other service providers.
We rely significantly on various third parties to provide services for our business operations. As such, our results may be affected by the performance of those other parties. For example, we are dependent upon independent distribution channels to sell our products and to perform underwriting functions and independent consultants to perform actuarial analyses and to manage certain of our assets. Additionally, our operations are dependent on various service providers and on various technologies, some of which are provided or maintained by certain key outsourcing partners and other parties.
Many of our products and services are complex and are sold through third-party intermediaries. In particular, our insurance businesses are reliant on these intermediaries to describe and explain their products to potential customers. The intentional or unintentional misrepresentation of our products and services in advertising materials or other external communications, or inappropriate activities by our personnel or an intermediary, could adversely affect our reputation and business prospects, as well as lead to potential regulatory actions or litigation.
The third parties upon which we depend may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, loss of key personnel, or other reasons. Such defaults could have a material adverse effect on our financial condition and results of operations. In addition, certain of these other parties may act, or be deemed to act, on behalf of us or represent us in various capacities. Consequently, we may be held responsible for obligations that arise from the acts or omissions of these other parties.
The loss of key personnel could negatively affect our financial results and impair our ability to implement our business strategy.
Our success depends in large part on our ability to attract and retain key people. Intense competition exists for key employees with demonstrated ability, and we may be unable to hire or retain such employees. Our key employees include investment professionals, such as portfolio managers, sales and distribution professionals, actuarial and finance professionals and information technology professionals. While we do not believe that the departure of any particular individual would cause a material adverse effect on our operations, the unexpected loss of several of our senior management, portfolio managers or other key employees could have a material adverse effect on our operations due to the loss of their skills, knowledge of our business, and their years of industry experience as well as the potential difficulty of promptly finding qualified replacement employees. We also rely upon the knowledge and experience of employees involved in functions that require technical expertise in order to provide for sound operational controls for our overall enterprise, including the accurate and timely preparation of required regulatory filings and U.S. GAAP and statutory financial statements and operation of internal controls. A loss of such employees could adversely impact our ability to execute key operational functions and could adversely affect our operational controls, including internal controls over financial reporting.
Interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems, including as a result of human error, could harm our business.
We are highly dependent on automated and information technology systems to record and process our internal transactions and transactions involving our customers, as well as to calculate reserves, value-invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. We could experience a failure of one of these systems, our employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or our employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where we rely on outside vendors, including Dell, to provide services to us and our customers. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting, or have a material adverse effect on our business, results of operations and financial condition.

We retain confidential information in our information technology systems and those of our business partners, and we rely on industry standard commercial technologies to maintain the security of those systems. Despite our implementation of network security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. While we perform annual penetration tests and have adopted a number of measures to protect the security of customer and company data and have not experienced a successful cyberattack, there is no guaranty that such an attack will not occur or be successful in the future. Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personally identifiable customer information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. In addition, an increasing number of jurisdictions require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of our information technology systems that results in inappropriate access, use or disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny or significant civil and criminal liability and require us to incur significant technical, legal and other expenses.
In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, our information technology systems may be inaccessible to our employees, customers, or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Any such occurrence could materially adversely affect our business, operations and financial condition.
Our insurance subsidiaries’ ability to grow depends in large part upon the continued availability of capital.
Our insurance subsidiaries’ long-term strategic capital requirements will depend on many factors, including their accumulated statutory earnings and the relationship between their statutory capital and surplus and various elements of required capital. To support their long-term capital requirements, we and our insurance subsidiaries may need to increase or maintain their statutory capital and surplus through financings, which could include debt, equity, financing arrangements or other surplus relief transactions. Adverse market conditions have affected and continue to affect the availability and cost of capital from external sources. We are not obligated, and may choose not or be unable, to provide financing or make any capital contribution to our insurance subsidiaries. Consequently, financings, if available at all, may be available only on terms that are not favorable to us or our insurance subsidiaries.

If our insurance subsidiaries cannot maintain adequate capital, they may be required to limit growth in sales of new policies, and such action could materially adversely affect our business, operations and financial condition.
New accounting rules, changes to existing accounting rules, or the grant of permitted accounting practices to competitors could negatively impact us.
We are required to comply with U.S. GAAP. A number of organizations are instrumental in the development and interpretation of U.S. GAAP, such as the SEC, the Financial Accounting Standards Board (“FASB”) and the American Institute of Certified Public Accountants. U.S. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. We cannot assure you that future changes to U.S. GAAP will not have a negative impact on us. U.S. GAAP includes the requirement to carry certain investments and insurance liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in our consolidated financial statements.

In addition, our insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and in particular actuarial reserving methodology are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are currently, or have previously been, pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect our insurance subsidiaries. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. We cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. We cannot predict whether or when the insurance departments of the states of domicile of our competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of us and our insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. We can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on us.
Our risk management policies and procedures could leave us exposed to unidentified or unanticipated risk, which could negatively affect our business or result in losses.
We have developed risk management policies and procedures and expect to continue to enhance these in the future. Nonetheless, our policies and procedures to identify, monitor, and manage both internal and external risks may not effectively mitigate these risks or predict future exposures, which could be different or significantly greater than expected. These identified risks may not be the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may adversely affect our business, financial condition or operating results. For example, we hedge our FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility. In addition, our FIA hedging strategy economically hedges the equity returns and exposes us to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets.
Difficult conditions in the economy generally could adversely affect our business, operations and financial condition.
A general economic slowdown could adversely affect us in the form of changes in consumer behavior and pressure on our investment portfolios. Concerns over the continuation of the Federal Reserve’s stimulus plan, the slow economic recovery, the level of U.S. national debt, the European sovereign debt and financial sector issues, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. Our top five states for the distribution of our products are California, Texas, Florida, New Jersey and Michigan, and, as a result, any adverse economic developments in these states could have an adverse impact on our business. As a result of these and other concerns, consumer behavior could change, potentially resulting in decreased demand for our products and elevated levels of policy lapses, policy loans, withdrawals and surrenders.

In addition, our investments, including investments in mortgage-backed securities, could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in our investment portfolio.
We may not be able to protect our intellectual property and may be subject to infringement claims.
We rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could adversely impact our business and its ability to compete effectively.
We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon that party’s intellectual property rights. We may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant expense and liability for damages or we could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively, we could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.
Our business could be interrupted or compromised if we experience difficulties arising from outsourcing relationships.
In addition to services provided by third-party asset managers and actuarial consultants, we outsource the following functions to third-party service providers, and expect to continue to do so in the future: (i) new business administration, (ii) hosting of financial systems, (iii) servicing of existing policies, (iv) information technology development and maintenance, (v) call centers and (vi) underwriting administration of life insurance applications. If we do not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, we may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on our results of operations. In addition, our reliance on third-party service providers that we do not control does not relieve us of our responsibilities and requirements. Any failure or negligence by such third-party service providers in carrying out their contractual duties may result in us becoming subjected to liability to parties who are harmed and ensuing litigation. Any litigation relating to such matters could be costly, expensive and time-consuming, and the outcome of any such litigation may be uncertain.
Moreover, any adverse publicity arising from such litigation, even if the litigation is not successful, could adversely affect our reputation and sales of our products.
We are exposed to the risks of natural and man-made catastrophes, pandemics and malicious and terrorist acts that could materially adversely affect our business, financial condition and results of operations.
Natural and man-made catastrophes, pandemics and malicious and terrorist acts present risks that could materially adversely affect our results of operations. A natural or man-made catastrophe, pandemic or malicious or terrorist act could materially adversely affect the mortality or morbidity experience of our business or our reinsurers. For instance, a significant expansion of the scope and intensity of the recent Ebola crisis beyond its current geographic regions, especially within the United States, could adversely affect the mortality and morbidity experience of our business. Although we participate in a risk pooling arrangement that partially mitigates the impact of multiple deaths from a single event, claims arising from such events could have a material adverse effect on our business, operations and financial condition, either directly or as a result of their effect on our reinsurers or other counterparties. Such events could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. While we have taken steps to identify and manage these risks, such risks cannot be predicted with certainty, nor fully protected against even if anticipated. In addition, such events could result in overall macroeconomic volatility or specifically a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of our business within such geographic areas or the general economic climate, which in turn could have an adverse effect on our business, operations and financial condition. The possible macroeconomic effects of such events could also adversely affect our asset portfolio.

We operate in a highly competitive industry, which could limit our ability to gain or maintain our position in the industry and could materially adversely affect our business, financial condition and results of operations.
We operate in a highly competitive industry. We encounter significant competition in all of our product lines from other insurance companies, many of which have greater financial resources and higher financial strength ratings than us and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than us. Competition could result in, among other things, lower sales or higher lapses of existing products.
Our annuity products compete with fixed indexed, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other retirement funding alternatives offered by asset managers, banks and broker-dealers. Our insurance products compete with those of other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and commission structures.
Consolidation in the insurance industry and in distribution channels may result in increasing competitive pressures on us. Larger, potentially more efficient organizations may emerge from such consolidation. In addition, some mutual insurance companies have converted to stock ownership, which gives them greater access to capital markets and greater ability to compete. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of our products by substantially increasing the number and financial strength of potential competitors. Consolidation and expansion among banks, insurance companies and other financial services companies with which we do business could also have an adverse effect on our business, operations and financial condition if they demand more favorable terms than we previously offered or if they elect not to continue to do business with us following consolidation or expansion.
Our ability to compete is dependent upon, among other things, our ability to develop competitive and profitable products, our ability to maintain low unit costs, and our maintenance of adequate financial strength ratings from rating agencies. Our ability to compete is also dependent upon, among other things, our ability to attract and retain distribution channels to market our products, the competition for which is vigorous. We compete for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. If we are unable to attract and retain sufficient marketers and agents to sell our products, our ability to compete and our revenues will suffer.
Our ability to maintain competitive policy expense costs is dependent upon the level of new sales and persistency of existing business.
Our ability to maintain competitive policy expense costs is dependent upon a number of factors, such as the level of new sales, persistency of existing business and expense management. A decrease in sales or persistency without a corresponding reduction in expenses may result in higher policy expense costs.
In addition, lower persistency may result in higher or more rapid amortization of VOBA costs, which would result in higher unit costs and lower reported earnings. Although many of our products contain surrender charges, such charges decrease over time and may not be sufficient to cover the unamortized DAC and VOBA costs with respect to the insurance policy or annuity contract being surrendered. Refer to the deferred annuity account values and surrender charge protection disclosure included within Item 1. Business, Fixed Rate Annuities.
There may be adverse consequences if the independent contractor status of our IMOs is successfully challenged.
We sell our products through a network of approximately 200 IMOs representing approximately 25,000 independent agents and managing general agents. We currently treat these IMOs as independent contractors who own their own businesses. However, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status of the IMOs are subject to change or interpretation by various authorities. If a federal, state or local authority or court enacts legislation or adopts regulations or adopts an interpretation that changes the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs in complying with such laws, regulations or interpretations, including, in respect of tax withholding, social security payments and recordkeeping, or we could be held liable for the actions of such independent contractors or may be required to modify our business model, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, there is the risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state or local tax or employment laws. Further, if it were determined that our IMOs should be treated as employees, we could possibly incur additional liabilities with respect to any applicable employee benefit plan.
If we are unable to attract and retain national marketing organizations and independent agents, sales of our products may be reduced.
We must attract and retain our network of IMOs and independent agents such marketers and agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. Our most important IMOs (those who are able to meet certain production targets) are referred to as “Power Partners”. We currently have 26 Power Partners that accounted for approximately 85% of our Fiscal 2014 sales volume. While we have only lost three Power Partners in the last five years (two of which were terminated by FGL), there can be no guaranty that such relationships will continue in the future. If we are unable to attract and retain sufficient marketers and agents to sell our products, our ability to compete and our revenues would suffer.
[We may be subject to an additional tax as a personal holding company on future undistributed personal holding company income if we generate passive income in excess of operating expenses (subject to certain exclusions relating to our life insurance subsidiaries).]
[Section 541 of the Code subjects a corporation (not including a life insurance corporation) that is a “personal holding company” (“PHC”) to a 20.0% tax on “undistributed personal holding company income” in addition to a corporation’s normal income tax. A corporation (not including a life insurance corporation) is also generally is considered to be a PHC if (i) at least 60.0% of its adjusted ordinary gross income (excluding dividends paid by any non-consolidated life insurance subsidiary) is PHC Income (defined below) and (ii) more than 50% in value of its outstanding stock is owned, directly or indirectly, by five or fewer individuals (including, for this purpose, certain organizations and trusts) at any time during the last half of the taxable year. Personal holding company income (“PHC Income”) is comprised primarily of passive investment income (but does not include non-passive income such as insurance premiums or dividends paid by any non-consolidated life insurance subsidiary) plus, under certain circumstances, personal service income. ]
[So long as individuals and their affiliates hold (directly or by attribution) more than 50.0% in value of our outstanding common stock, including through ownership of the outstanding common stock of HGI at any time during any future tax year, it is possible that we will be a PHC if at least 60.0% of our adjusted ordinary gross income consists of PHC Income (taking into account the rules and exclusions discussed above). In the past, we have not incurred the PHC tax. However, there can be no assurance that we will not be subject to this tax in the future, which, in turn, may materially and adversely impact our financial position, results of operations, cash flows and liquidity. ]

The agreements and instruments governing our debt contain significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities.
The indenture governing the 6.375% senior notes due 2021 (the “Senior Notes”) issued by FGLH and the three-year $150.0 unsecured revolving credit facility (the “Credit Agreement”); each contains various restrictive covenants which limit, among other things, FGLH’s ability to:

•	incur additional indebtedness;

•	pay dividends or certain other distributions on its capital stock other than as allowed under the indenture and the Credit Agreement;

•	make certain investments or other restricted payments;

•	engage in transactions with stockholders or affiliates;

•	sell certain assets or merge with or into other companies;

•	change our accounting policies;

•	enter into restrictive agreements;

•	guarantee indebtedness; and

•	create liens.
In addition, if FGL or FGLH undergoes a “change of control” as defined in the indenture, each holder of Senior Notes will have the right to require us to repurchase their Senior Notes at a price equal to 101% of the principal amount and any accrued but unpaid interest. See “-The stock of our primary operating subsidiary is subject to the security interest of its former owner” and “-HGI has substantial indebtedness and has pledged its shares of our stock to secure a portion of such indebtedness”.
As a result of these restrictions and their effect on us, we may be limited in how we conduct our business and we may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we or our subsidiaries may incur could include more restrictive covenants.
For detailed information about restrictions governing our debt, see Part II, Item 7. "Debt" in this report.
Our subsidiaries may not be able to generate sufficient cash to service all of their obligations and may be forced to take other actions to satisfy their obligations, which may not be successful.
Our subsidiaries’ ability to make scheduled payments on or to refinance their debt obligations, including the Senior Notes, depends on their financial condition and operating performance, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond their control. Our subsidiaries may not be able to maintain a level of cash flows from operating activities sufficient to permit them to pay the principal, premium, if any, and interest on indebtedness.
If our subsidiaries’ cash flows and capital resources are insufficient to fund our subsidiaries’ obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance indebtedness. Our ability to restructure or refinance our subsidiaries’ debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our subsidiaries’ debt could be at higher interest rates and may require compliance with more onerous covenants, which could further restrict our business operations. The terms of existing and future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments on outstanding obligations on a timely basis would likely result in a reduction of our ratings, which could harm our ability to conduct our business and to incur additional indebtedness. In the face of such substantial liquidity problems, we may be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions and these proceeds may not be adequate to meet any obligations then due.
Conflicts of interest could arise with respect to transactions involving business dealings between us and HGI or its affiliates, including FSRCI.
HGI beneficially owns (directly or indirectly) a majority of the outstanding shares of our common stock. In addition to being our majority stockholder, HGI also owns a number of other companies, some of which we engage with in business dealings from time to time, including FSRCI, Salus, Energy Infrastructure Corp ("EIC"), Core America and Five Island Asset Management LLC (“FIAM”). As a result, conflicts of interest could arise with respect to transactions involving business dealings between us and HGI or its affiliates, including potential business transactions and potential acquisitions of businesses or properties. HGI may favor its other companies in these business dealings, and the resolution of these conflicts may not always be in our best interest.
We have entered into business transactions with Salus Capital Partners, LLC (“Salus”) and would be adversely affected if Salus and third-party borrowers were unable to meet their obligations.
We participate, and expect to continue to participate, in loans originated by Salus, a company indirectly owned by HGI that originates senior secured asset-based loans to unaffiliated third-party borrowers. Pursuant to a participation agreement between FGLIC and Salus dated January 1, 2013, FGLIC expected to participate in up to $300.0 of loans originated by Salus, of which $213.3 was outstanding as of September 30, 2014. FGLIC purchased $111.5 and $121.0, respectively, of asset-backed securities as part of a collateralized loan obligation (“CLO”) securitization completed by Salus in February and September of 2013. The aggregate notes offered in the February and September CLO securitizations were $250.0 and $325.0, respectively. Unaffiliated third-party investors acquired interest in both CLO securitizations. FGLIC may enter into further similar arrangements with Salus from time to time in the future. FGLIC would have to recognize a loss on the investments if the third-party borrowers are unable to meet their contractual loan requirements and the proceeds from liquidating the collateral is insufficient to repay the outstanding loan balance.
FGLIC also provides Salus with financing in the form of a $20.0 unsecured term loan and an unsecured revolving loan of $10.0 of which $10.0 was outstanding as of September 30, 2014. If Salus is unable to obtain access to capital and liquidity on a cost-effective and sustainable basis, Salus may face significant challenges which could result in Salus being unable to meet its loan obligations and FGLIC having to recognize a loss.
We are a holding company with no operations of our own. As a consequence, our ability to pay dividends on our stock will depend on the ability of our subsidiaries to pay dividends to us, which may be restricted by law.
We are a holding company with limited business operations of our own. Our primary subsidiaries are insurance subsidiaries that own substantially all of our assets and conduct substantially all of our operations. Accordingly, our payment of dividends is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to meet our obligations and pay dividends. Each subsidiary is a distinct legal entity and legal and contractual restrictions may also limit our ability to obtain cash from our subsidiaries.
Our insurance subsidiaries are subject to various statutory and regulatory restrictions and the ability of our insurance subsidiaries to pay dividends is limited by applicable insurance laws and regulations. See “Business-Regulation-Dividend and Other Distribution Payment Limitations”. The Iowa insurance law and the New York insurance law regulate the amount of dividends that may be paid in any year by FGLIC and FGL NY Insurance, respectively. This could limit both our ability to receive cash flow from our direct wholly owned subsidiary, FGLH, FGLH’s ability to receive cash flow from its direct wholly owned subsidiary, FGLIC, and FGLIC’s ability to receive cash flow from its direct wholly owned subsidiary, FGL NY Insurance.
Each year FGLIC may pay a certain limited amount of ordinary dividends or other distributions without being required to obtain the prior consent of the Iowa Commissioner. FGLIC is required to provide advance written notice to the Iowa Commissioner of its intention to pay dividends that are deemed ordinary dividends and to request approval to pay dividends that are deemed extraordinary dividends. Pursuant to Iowa insurance law, ordinary dividends are payments, together with all other such payments within the preceding twelve months, that do not exceed the greater of (i) 10% of FGLIC’s statutory surplus as regards policyholders as of December 31 of the preceding year; or (ii) the net gain from operations of FGLIC (excluding realized capital gains) for the 12-month period ending December 31 of the preceding year. Dividends may only be paid out of statutory earned surplus.

Dividends in excess of FGLIC’s ordinary dividend capacity are referred to as extraordinary and require prior approval of the Iowa Commissioner. In deciding whether to approve a request to pay an extraordinary dividend, Iowa insurance law requires the Iowa Commissioner to consider the effect of the dividend payment on FGLIC’s surplus and financial condition generally and whether the payment of the dividend will cause FGLIC to fail to meet its required RBC ratio. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. FGLIC has not paid out extraordinary dividends since 2008, and in the future FGLIC may be required to request approval to pay an extraordinary dividend and there is no guarantee such a request would be approved by the Iowa Commissioner.
It is possible that in the future, our insurance subsidiaries may be unable to pay dividends or distributions to us in an amount sufficient to meet our obligations or to pay dividends due to a lack of sufficient statutory net gain from operations, a diminishing statutory policyholders surplus, changes to the Iowa or New York insurance laws or regulations or for some other reason. Further, the covenants in the agreement governing the existing indebtedness of FGLH significantly restrict its ability to pay dividends, which further limits our ability to obtain cash or other assets from our subsidiaries. If our subsidiaries cannot pay sufficient dividends or distributions to us in the future, we would be unable to meet our obligations or to pay dividends. This would negatively affect our business and financial condition as well as the trading price of our common stock.

Risks Relating to Our Common Stock
The market price of our common stock may be volatile and could decline.
The market price of our common stock may fluctuate significantly in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-K, the factors that could affect our stock price are:

•	industry or general market conditions;

•	domestic and international political and economic factors unrelated to our performance;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•	action by institutional shareholders or other large shareholders, such as HGI, including sales of large blocks of common stock;

•	speculation in the press or investment community;

•	changes in investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships;

•	changes in our capital structure, such as future sales of our common stock or other securities;

•	changes in applicable laws, rules or regulations, regulatory actions affecting us and other dynamics; and

•	additions or departures of key personnel.
The stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, operating results and financial condition.
Future sales of a substantial number of shares by existing shareholders could cause our stock price to decline.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of September 30, 2014, we have 58,442,721 outstanding shares of common stock. All of the shares sold pursuant to the Company’s initial public offering ("IPO") on December 13, 2013 became immediately tradable without restriction under the Securities Act unless held by “affiliates”, as that term is defined in Rule 144 under the Securities Act of 1933, as amended (“Securities Act”). The remaining 47,000,000 shares of common stock outstanding are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144. We also have entered into a registration rights agreement with HGI pursuant to which HGI is able to require us to register shares it holds for resale. We have filed and intend to file registration statements under the Securities Act to register the shares of common stock to be issued under our 2013 Stock Incentive Plan (the “Omnibus Plan”) and, as a result, all shares of common stock acquired upon exercise of stock options and vesting of unvested restricted shares granted under the Omnibus Plan will also be freely tradable under the Securities Act, unless purchased by our affiliates. A total of 2,837,500 shares of common stock are reserved for issuance under the Omnibus Plan. At September 30, 2014, 1,826,261 shares remain available for future issuance under the Omnibus Plan.
In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common stock to decline.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We are currently covered by one or more securities analysts, but there is no guarantee such coverage will continue. If one or more of the analysts covering our stock downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.
Under our amended and restated certificate of incorporation, HGI and its affiliates, including in some circumstances, any of our directors and officers who is also a director, officer, employee, member or partner of HGI and its affiliates, have no obligation to offer us corporate opportunities.
The policies relating to corporate opportunities and transactions with HGI are set forth in our amended and restated certificate of incorporation, address potential conflicts of interest between us, on the one hand, and HGI and its affiliates on the other hand. Our certificate of incorporation provides that HGI and its affiliates, including in some circumstances, any of our directors and officers who is also a director, officer, employee, member or partner of HGI and its affiliates, will not have any obligation to present to us, and HGI may separately pursue, or present to other of its subsidiaries, corporate opportunities of which they become aware, even if those opportunities are ones that we would have pursued if granted the opportunity. This includes FSRCI, which may, for example, be interested in pursuing acquisitions of blocks of business or insurance companies that we may also be interested in pursuing. By becoming one of our shareholders, holders of our common stock will be deemed to have notice of and have consented to these provisions of our certificate of incorporation. Although these provisions are designed to resolve conflicts between us and HGI and our respective affiliates fairly, conflicts may not be so resolved.
Future offerings of debt or equity securities that rank senior to our common stock may adversely affect the market price of our common stock.
If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution of the percentage ownership of the holders of our common stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.
Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.
Prior to our IPO in December 2013, we operated as a private company, or as a subsidiary of a public company, and were not subject to the same financial and other reporting and corporate governance requirements as a public company. Since the IPO, we became required to file annual, quarterly and other reports with the SEC. We are required to prepare and timely file financial statements that comply with SEC reporting requirements. We are also subject to other reporting and corporate governance requirements under the listing standards of the NYSE and the Sarbanes-Oxley Act of 2002, which impose significant compliance costs and obligations upon us. The changes necessitated by being a public company require a significant commitment of additional resources and management oversight which increases our operating costs. These changes also continue to place significant additional demands on our finance and accounting staff, which may not have prior public company experience or experience working for a newly public company, and on our financial accounting and information systems. We have hired and in the future may hire additional accounting and financial staff with public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to:

•	prepare and file periodic reports, and distribute other shareholder communications, in compliance with the federal securities laws and NYSE listing standards;

•	define and expand the roles and the duties of our board of directors and its committees;

•	institute more comprehensive compliance, investor relations and internal audit functions; and

•
evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.

In particular, the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. In addition, we are required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, NYSE, or other regulatory authorities.
In 1992, The Committee of Sponsoring Organization of the Treadway Commission (COSO) developed an integrated framework for the design and evaluation of organization internal controls over financial reporting. Public companies have used the framework to evaluate and document the effectiveness of the internal control systems. In May of 2013, the COSO Board adopted an updated framework which will supersede the COSO 1992 framework for year ends after December 15, 2014. The revised framework is designed to address global, more complex and technology driven companies, creates greater transparency for investors and helps to meet more regulatory oversight. As a September 30th filer, we will implement the revised framework for fiscal year end 2015.
Even if HGI sells sufficient common stock in the future so that it is no longer our majority shareholder, anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.
Our certificate of incorporation and by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that shareholders may consider favorable in the event that HGI sells sufficient stock in the future so that it is no longer our majority shareholder. For example, our amended and restated certificate of incorporation and amended and restated by-laws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•
establish a classified board of directors, as a result of which our board of directors will be divided into three classes, with members of each class serving staggered three-year terms, which prevents shareholders from electing an entirely new board of directors at an annual meeting;

•	limit the ability of shareholders to remove directors;

•

•	provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;

•	prohibit shareholders from calling special meetings of shareholders if HGI ceases to own at least 50% of the outstanding shares of our common stock;

•
prohibit shareholder action by written consent, thereby requiring all actions to be taken at a meeting of the shareholders, if HGI ceases to own at least 50% of the outstanding shares of our common stock;

•	establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our shareholders; and

•
require the approval of holders of at least 66 2/3% of the outstanding shares of our common stock to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of incorporation if HGI ceases to own at least 50% of the outstanding shares of our common stock.

These provisions may prevent our shareholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.
Our certificate of incorporation and by-laws may also make it difficult for shareholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our shareholders.
Many states, including the jurisdictions where our principal insurance subsidiaries FGLIC and FGL NY Insurance are organized (Iowa and New York, respectively), have insurance laws and regulations that require advance approval by state agencies of any direct or indirect change in control of an insurance company that is domiciled in or, in some cases, has such substantial business that it is deemed to be commercially domiciled in that state. Therefore, any person seeking to acquire a controlling interest in us would face regulatory obstacles which may delay, deter or prevent an acquisition that shareholders might consider in their best interests.
We are a “controlled company” within the meaning of the NYSE listing standards and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.
HGI directly or indirectly holds more than 50% of our common stock, so we qualify as a “controlled company” within the meaning of the corporate governance rules of the NYSE. Under these rules, a company may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the board of directors consist of independent directors;

•
the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
We utilize these exemptions and intend to continue to do so. As a result, we do not have a majority of independent directors, our compensation committee and nominating and corporate governance committee do not consist entirely of independent directors and such board committees are not subject to annual performance evaluations. Consequently, holders of our common stock will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE’s corporate governance rules and requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our shareholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware (“DGCL”) or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming a shareholder in our company, holders of our common stock will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Our Principal Shareholder’s interests may conflict with yours, and if the ownership of our common stock continues to be highly concentrated, it could prevent you and other shareholders from influencing significant corporate decisions.
HGI beneficially owns (directly or indirectly) approximately 80.4% of the outstanding shares of our common stock. As a result, HGI is in a position to exercise significant influence over all matters requiring shareholder approval for the foreseeable future, including decisions regarding extraordinary business transactions, fundamental corporate transactions, appointment of members of our management, election of directors and our corporate and management policies.
Even if HGI reduces its beneficial ownership below 50% of our outstanding common stock, it will likely still be able to assert significant influence over our board of directors and certain corporate actions. HGI has the ability to designate for nomination for election at least a majority of our directors as long as HGI owns at least 50% of our common stock.
Because HGI’s interests may differ from your interests, actions HGI takes as our controlling shareholder or as a significant shareholder may not be favorable to you. For example, the concentration of ownership held by HGI could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another shareholder may otherwise view favorably. Other potential conflicts could arise, for example, over matters such as employee retention or recruiting, or our dividend policy.

Item 2. Properties
We lease our headquarters at 601 Locust Street, Des Moines, Iowa, and sublease properties in Baltimore, Maryland and Lincoln, Nebraska for legal, claims and processing needs. Such leases expire December 2020, May 2021 and January 2017 respectively. We believe our existing facilities are suitable and adequate for our present purposes.

Item 3. Legal Proceedings
See Note 14 to Our Consolidated Financial Statements.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE and trades under the symbol “FGL.” The high and low sales prices for our common stock for each quarterly period for the last year are shown in the following table.

	High	Low
Year ended September 30, 2014
First Quarter	$19.10	$18.80
Second Quarter	23.91	22.28
Third Quarter	24.10	23.72
Fourth Quarter	24.01	21.08
As of October 1, 2014, there were approximately 10 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name. In 2014 and 2013, we paid total cash dividends of $1.11 and $1.99, respectively, per share, on our common stock. In Fiscal 2014, this consisted of a special dividend paid to HGI in December 2013 at the time of the Company's IPO, and three dividends paid to shareholders outstanding during March 2014, May 2014, and August 2014. We intend to continue to pay cash dividends on such shares so long as we have sufficient capital and/or future earnings to do so, while retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Further determination as to dividend policy will be made by our board of directors, based on our future earnings, capital requirements, financial condition, future prospects and any other factors our board of directors may deem relevant.
Share Repurchases
On September 2, 2014, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of the Company's outstanding shares of common stock over the next 12 months. No repurchases were made pursuant to such authorized plan during the fourth quarter of Fiscal 2014.
Stock Performance Graph

The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The following graph shows a comparison from December 13, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through September 30, 2014 of the cumulative total return for our common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the S&P 500 Life & Health Insurance Index. The graph assumes that $100 was invested at the market close on December 13, 2014 in common stock of Fidelity & Guaranty Life, the S&P 500 Index and the S&P 500 Life & Health Insurance Index and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.”

Comparison of 10 Month Cumulative Total Return
Assumes Initial Investment of $100
September 2014
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
12/13/2013
12/31/2013
1/31/2014
2/28/2014
3/31/2014
4/30/2014
5/31/2014
6/30/2014
7/31/2014
8/31/2014
9/30/2014
Fidelity & Guaranty Life
S&P 500 Index
S&P 500 Life & Health Insurance Index

Item 6. Selected Financial Data

We have prepared the following selected financial data as of and for (i) the years ended September 30, 2014, 2013 and 2012, (ii) the period from April 6, 2011 through September 30, 2011 which represents a stub period subsequent to the FGLH Acquisition, and (iii) the period of January 1, 2011 through April 5, 2011 and the year ended December 30, 2010 which represent the periods prior to the FGLH Acquisition. For financial statement purposes, FGLH has been identified as the predecessor and FGL as the successor. We have derived the predecessor financial and operating data from the consolidated financial statements of FGLH and the successor financial and operating data from the audited consolidated financial statements of FGL.

	Fidelity & Guaranty Life (Successor)				Fidelity & Guaranty Life Holdings, Inc. (Predecessor)
	Year Ended September 30,			Period From	Period From	Year ended December 31,
(In millions except per share data)	2014	2013 (b)	2012	April 6, 2011 - September 30, 2011	January 1, 2011 - April 5, 2011	2010

SUMMARY OF OPERATIONS
Total operating revenues	$1,190.1	$1,346.1	$1,222.0	$290.8	$394.6	$1,304.0
Total benefits and expenses	978.8	827.2	1,062.0	312.3	383.5	1,236.9
Net income	$162.7	$347.7	$344.1	$176.6	$13.0	$172.2

PER SHARE DATA (a)
Net income per common share - basic	$2.91	$7.40	$7.32	$3.76	N/A	N/A
Net income per common share - diluted	2.90	7.40	7.32	3.76	N/A	N/A
Cash dividends declared per common share (b)	1.11	1.99	0.85	0.43	N/A	N/A
Common shares outstanding	58.4	47.0	47.0	47.0	N/A	N/A

BALANCE SHEET DATA (c)
Total investments	$18,801.5	$16,222.5	$16,556.5	$15,751.1	$15,818.9	$15,906.6
Total assets (d)	24,152.7	22,402.8	20,990.3	19,408.1	20,587.9	20,612.8
Long-term debt	300.0	300.0	—	95.0	248.5	244.6
Total liabilities	22,493.5	21,264.2	19,699.5	18,732.7	19,236.8	19,268.2
Total equity (d)	1,659.2	1,138.6	1,290.8	675.4	1,351.1	1,344.6
Total equity excluding AOCI (d)	1,309.6	1,025.7	856.3	515.9	1,329.9	1,317.0
Book value per share (d)	28.39	24.23	27.46	14.37	N/A	N/A
Book value per share, excluding AOCI (d), (e)	$22.41	$21.82	$18.22	$10.98	N/A	N/A
(a) Common shares outstanding and per share amounts give retroactive effect to our statutory conversion on August 26, 2013 and the 4,700-for-1 stock split of our shares of common stock effected on November 26, 2013. Net income per common share and Common shares outstanding are unaudited except for the years ended September 30, 2014, and 2013.
(b) On August 9, 2013, we distributed our ownership interests in the parent company of FSRCI to HGI. As a result, FSRCI’s results are not included in our results for any period after Fiscal 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further details on FSRCI results.
(c) Balance sheet data as of April 5, 2011 is unaudited.
(d) Retained earnings as of September 30, 2013 has been revised to reflect a $26.3 decrease related to a prior year revision. For additional details see Part IV, Item 15. Financial Statements - Note 2, Significant Accounting Policies and Practices.

(e) Book value per share excluding AOCI (a non-GAAP financial measure) is based on stockholders’ equity excluding the effect of AOCI. Since AOCI fluctuates from quarter to quarter due to unrealized changes in the fair value of available for sale investments, we believe these non-GAAP financial measures provide useful supplemental information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Fidelity & Guaranty Life Inc. (“FGL,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction with Item 6, “Selected Financial Data,” and our accompanying consolidated financial statements and related notes (the “Consolidated Financial Statements”) referred to in Item 8 of this Annual Report on Form 10-K (the “Form 10-K”). Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” at the beginning of Part I of this Form 10-K. You should consider our forward-looking statements in light of our Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).
All references to Fiscal 2014, 2013 and 2012 refer to fiscal periods ended September 30, 2014, 2013 and 2012, respectively.
On August 9, 2013, the Company distributed its ownership interests in its wholly-owned subsidiaries, HGI Real Estate, LLC, and FS Holdco II Ltd. ("FS Holdco") to HGI and HGI's subsidiaries. Beginning on August 9, 2013 with the distribution of FS Holdco, the Company’s financials reflected the 10.0% reinsurance agreement, whereby FGL cedes 10.0% of its in-force annuity block not already reinsured on a funds withheld basis to FSRCI, a subsidiary of FS Holdco.
Overview
We provide our principal life and annuity products through our insurance subsidiaries- Fidelity & Guaranty Life Insurance Company ("FGLIC") and Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance"). Our customers range across a variety of age groups and are concentrated in the middle-income market. Our FIA's provide for pre-retirement wealth accumulation and post-retirement income management. Our life insurance provides wealth protection and transfer opportunities through indexed universal life products. Life and annuity products are primarily distributed through independent insurance marketing organizations ("IMOs") and independent insurance agents.
Since FGLH's acquisition by HFG on April 6, 2011 (the "FGLH Acquisition"), we have made several significant changes to our business. We have ceded the majority of our traditional life insurance business, with the exception of the return of premium rider benefit to Wilton Re. In addition, we have transferred the risk of the lifetime guarantee on a large portion of the universal life insurance line of business to Wilton Re. We reduced the number of our product offerings to concentrate on capital efficient products, and to this end we have launched several new FIA products. Further, we began managing a significant portion of our investment portfolio internally; and we repositioned our investment portfolio by shortening the overall duration, all of which are described in more detail below. These changes have positively impacted our recent net income and profitability.
In setting the features and pricing new FIA products relative to our targeted net margin, we take into account our expectations regarding (1) net investment spread, which is the difference between the net investment income we earn and the sum of the interest credited to policyholders and the cost of hedging our risk on the policies; (2) fees, including surrender charges and rider fees, partly offset by vesting bonuses that we pay our policyholders; and (3) a number of related expenses, including benefits and reserves, acquisition costs, and general and administrative expenses.

Trends and Uncertainties
The following factors represent some of the key trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and financial performance in the future.
Market Conditions
Market volatility has affected and may continue to affect our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. In the long-term, however, we believe that the 2008 through 2010 financial crisis and resultant lingering financial uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. We believe current market conditions may ultimately enhance the attractiveness of our product portfolio. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by mortality rates, morbidity rates, annuitization rates and lapse rates, which vary in response to changes in market conditions.
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of September 30, 2014, the GAAP reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $2.9 billion and 3.5%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for a more detailed discussion of interest rate risk.
Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
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
Due to turbulence in the stock market in 2007 and 2008, many middle-income Americans have grown to appreciate the security these indexed products afford. As a result, the IUL market expanded from $100 million of annual premiums in 2002 to over $1.4 billion of annual premiums in 2013. Similarly, the FIA market grew from nearly $12 billion of sales in 2002 to $38.6 billion of sales in 2013.

Competition
Our insurance subsidiaries operate in highly competitive markets. We face a variety of large and small industry participants. These companies compete for the growing pool of retirement assets driven by a number of factors, such as the continued aging of the U.S. population and the reduction in financial safety nets provided by governments and corporations. In many segments, product differentiation is difficult as product development and life cycles have shortened.

Our own sales of annuities and IULs by quarter were as follows:

	Annuity Sales			IUL Sales
(in millions)	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2014	Fiscal 2013	Fiscal 2012
Q1	$540.4	$247.3	$368.3	$5.0	$5.5	$4.2
Q2	727.6	243.8	568.2	4.8	4.3	4.5
Q3	391.6	270.5	468.0	5.9	4.3	3.4
Q4	501.6	246.9	264.4	5.6	4.7	4.0
Total	$2,161.2	$1,008.5	$1,668.9	$21.3	$18.8	$16.1
Key Components of Our Historical Results of Operations
Under GAAP, premium collections for fixed indexed annuities, fixed rate annuities, and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the cost of providing index credits to the policyholder), amortization of DAC and VOBA, other operating costs and expenses, and income taxes.
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities) and immediate annuities. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time.
The Company hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the statutory reserve impact of the index credits due to policyholders under the FIA contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. We attempt to manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps, spread, or participation rates, subject to certain guaranteed minimums that must be maintained. The change in the fair value of the call options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA contract’s embedded derivative. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on FIA policies, known as the net investment spread. With respect to FIAs, the cost of hedging our risk includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for index credits earned on annuity contractholder fund balances.
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
AOI is a non-GAAP economic measure we use to evaluate financial performance each period. AOI is calculated by adjusting net income to eliminate (i) the impact of net investment gains including OTTI losses recognized in operations, but excluding gains and losses on derivatives, (ii) the effect of changes in the rates used to discount the FIA embedded derivative liability, (iii) the effect of change in fair value of reinsurance related embedded derivative, (iv) the effect of class action litigation reserves and (v) residual net income of distributed subsidiaries we no longer own. All adjustments to AOI are net of the corresponding VOBA, DAC and income tax impact related to these adjustments as appropriate. While these adjustments are an integral part of the overall performance of FGL, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations. Our non-GAAP measures may not be comparable to similarly titled measures of other organizations because other organizations may not calculate such non-GAAP measures in the same manner as we do.

In the second quarter of 2014, we revised our definition of AOI from a pre-tax basis to an after-tax basis to better reflect the basis on which the performance of our business is assessed internally. AOI now includes interest expense and an effective tax rate of 35% is now applied to reconciling items made to net income. All prior periods presented have been revised to reflect this new definition. Additionally, during the second quarter of 2014 we revised our definition of AOI to exclude the effect of class action litigation reserves, net of the corresponding VOBA, DAC and income tax impact related to these adjustments. This change has been reflected in Fiscal 2014 AOI. Lastly, during the second quarter of 2014 we revised our definition of AOI to exclude residual net income of distributed subsidiaries; specifically the portion of FSRCI income not already accounted for in the AOI adjustments above. From the inception of the reinsurance treaty on December 31, 2012 through August 9, 2013, FSRCI was a fully consolidated subsidiary of FGL. On August 9, 2013 in preparation for the IPO, FGL distributed this subsidiary to its parent company. Adjusting for this distribution provides a better view of the underlying performance of FGL as it is now structured post-IPO.

AUM is the sum of (i) total invested assets at amortized cost, excluding derivatives; and including (ii) related party loans and investments and (iii) cash and cash equivalents. AAUM is the sum of AUM at the end of each month in the period divided by the number of months in the period.
Together with net income we believe AOI provides a meaningful financial metric that helps investors understand our underlying results and profitability.
AOI should not be used as a substitute for net income. However, we believe the adjustments made to net income in order to derive AOI provide an understanding of our overall results of operations. For example, we could have strong operating results in a given period, yet report net income that is materially less, if during such period the fair value of our derivative assets hedging the FIA index credit obligations decreased due to general equity market conditions but the embedded derivative liability related to the index credit obligation did not decrease in the same proportion as the derivative assets because of non-equity market factors such as interest rate movements. Similarly, we could also have poor operating results in a given period yet show net income that is materially greater, if during such period the fair value of the derivative assets increases but the embedded derivative liability did not increase in the same proportion as the derivative assets. We hedge our FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility, the effects of which are generally likely to reverse over time. Our management and board of directors review AOI and net income as part of their examination of our overall financial results. However, these examples illustrate the significant impact derivative and embedded derivative movements can have on our net income. Accordingly, our management and board of directors perform a review and analysis of these items, as part of their review of our hedging results each period.

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
In addition, we regularly monitor and report the production volume metric titled “Sales”. Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP. For GAAP purposes annuity sales are recorded as deposit liabilities (i.e. contract holder funds). Management believes that presentation of sales as measured for management purposes enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition.

Critical Accounting Policies and Estimates
General
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.
We have identified the following accounting policies, judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: valuation of AFS securities and derivatives, evaluation of OTTI, amortization of DAC and VOBA, reserves for future policy benefits and product guarantees, recognition of deferred income tax assets and related valuation allowances, recognition of stock compensation expense, and estimates of loss contingencies.
In developing these accounting estimates and policies, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based upon the facts available upon preparation of our audited consolidated financial statements. We continually update and assess the facts and circumstances regarding all of these critical accounting matters and other significant accounting matters affecting estimates in our financial statements.
The above critical accounting estimates are also described in Note 2 to our audited consolidated financial statements.
Valuation of AFS Securities and Derivatives
Our fixed maturity and equity securities classified as AFS are reported at fair value, with unrealized gains and losses included within AOCI (loss), net of associated intangibles adjustments and deferred income taxes. Unrealized gains and losses represent the difference between the cost or amortized cost basis and the fair value of these investments. We measure the fair value of our AFS securities based on assumptions used by market participants, which may include inherent risk and restrictions on the sale or use of an asset. The estimate of fair value is the price that would be received to sell an asset in an orderly transaction between market participants (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We utilize independent pricing services in estimating the fair values of AFS securities. The independent pricing services incorporate a variety of observable market data in their valuation techniques, including: reported trading prices, benchmark yields, broker-dealer quotes, benchmark securities, bids and offers, credit ratings, relative credit information and other reference data.

We categorize our AFS securities into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of fixed maturity and equity securities, AFS, by pricing source and hierarchy level as of September 30, 2014 and 2013.

	As of September 30, 2014
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities and equity securities available-for-sale:
Prices via third party pricing services	$174.8	$16,889.7	$—	$17,064.5
Priced via independent broker quotations	—	—	1,031.7	1,031.7
Priced via other methods	—	—	36.1	36.1
	$174.8	$16,889.7	$1,067.8	$18,132.3
Available-for-sale embedded derivative:
Priced via other methods			11.2	11.2
Salus participations, included in other invested assets:
Priced via other methods			213.3	213.3
Total	174.8	16,889.7	1,292.3	18,356.8
% of Total	1.0%	92.0%	7.0%	100.0%

	As of September 30, 2013
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities and equity securities available-for-sale:
Prices via third party pricing services	$790.9	$14,308.5	$—	$15,099.4
Priced via independent broker quotations	—	—	656.5	656.5
Priced via other methods	—	—	56.6	56.6
Total	$790.9	$14,308.5	$713.1	$15,812.5
Available-for-sale embedded derivative:
Priced via other methods			—	—
Salus participations, included in other invested assets:
Priced via other methods			157.0	157.0
Total	790.9	14,308.5	870.1	15,969.5
% of Total	5.0%	89.6%	5.4%	100.0%
Management’s assessment of all available data when determining fair value of the AFS securities is necessary to appropriately apply fair value accounting. The independent pricing services also take into account perceived market movements and sector news, as well as a security’s terms and conditions, including any features specific to that issue that may influence risk and marketability. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. We generally obtain one value from our primary external pricing service. In situations where a price is not available from the independent pricing service, we may obtain broker quotes or prices from additional parties recognized to be market participants. We believe the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing, or other similar techniques.

We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparisons to valuations from other independent pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. See Note 4 and Note 6 to our audited consolidated financial statements for a more complete discussion.
Our FIA contracts permit the holder to elect to receive a credit based on an interest rate or the performance of a market index. We hedge certain portions of our exposure to equity market risk by entering into derivative transactions. In doing so, we purchase derivatives consisting of a combination of call options and futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to contractholders under the FIA contracts. The call options are one-, two- and three-year call options, purchased to match a majority of the funding requirements underlying the FIA contracts, with the balance of the equity exposure hedged using futures contracts. On the respective anniversary dates of the applicable FIA contracts, the market index used to compute the annual index credit under the applicable FIA contract is reset. At such time, we purchase new one-, two-, three-, or five-year call options to fund the next index credit. We attempt to manage the cost of these purchases through the terms of the FIA contracts, which permit changes to caps or participation rates, subject to certain guaranteed minimums that must be maintained. We are exposed to credit loss in the event of nonperformance by our counterparties on the call options. We attempt to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions as well as holding collateral when individual counterparty exposures exceed certain thresholds.
All of our derivative instruments are recognized as either assets or liabilities at fair value in our Consolidated Balance Sheets. The change in fair value of our derivative assets is recognized in our Consolidated Statements of Operations within “Net investment gains (losses)”.
Certain products contain embedded derivatives-a feature in certain FIA contracts that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contract is linked to the performance of various equity indices. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in our Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in our Consolidated Statements of Operations.
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). Fair values for these instruments are determined externally by an independent consulting firm using market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair values of the embedded derivatives in our FIA contracts are derived using market value of options, swap rates, mortality multiplier, surrender rates and non-performance spread and are classified as Level 3. See Note 5 and Note 6 to our audited consolidated financial statements for a more complete discussion. The discount rate used to determine the fair value of our FIA embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“nonperformance risk”). For Fiscal 2014, our nonperformance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note 5, Derivative Financial Instruments, and Note 6, Fair Value of Financial Instruments, to our audited consolidated financial statements for a more complete discussion.
Effective December 31, 2012, FGLIC entered into a modified coinsurance arrangement with FSRCI, meaning that funds were withheld by FGLIC. This arrangement creates an obligation for FGLIC to pay FSRCI at a later date, which resulted in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in “Other assets” on the Consolidated Balance Sheets and the related gains or losses are reported in “Net investment gains” on the Consolidated Statements of Operations.

Evaluation of OTTI
We have a policy and process in place to evaluate securities in our investment portfolio quarterly to assess whether there has been an OTTI. This evaluation process entails considerable judgment and estimation and involves monitoring market events and other items that could impact issuers. The evaluation includes, but is not limited to, such factors as: the length of time and the extent to which the fair value has been less than cost or amortized cost; whether the issuer is current on all payments and all contractual payments have been made as agreed; the remaining payment terms and the financial condition and near term prospects of the issuer; the lack of ability to refinance due to liquidity problems in the credit market; the fair value of any underlying collateral; the existence of any credit protection available; the intent to sell and whether it is more likely than not we would be required to sell prior to recovery for debt securities; the assessment in the case of equity securities including perpetual preferred stocks with credit deterioration that the security cannot recover to cost in a reasonable period of time; the intent and ability to retain equity securities for a period of time sufficient to allow for recovery; consideration of rating agency actions; and changes in estimated cash flows of residential mortgage-backed securities and ABS. An extended and severe unrealized loss position on an AFS fixed income security may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.
When assessing our intent to sell a security or if it is more likely than not we will be required to sell a security before recovery of its amortized cost basis, we evaluate facts and circumstances such as, but not limited to, sales of investments to meet cash flow or capital needs
We determine whether OTTI losses should be recognized for debt and equity securities by assessing all facts and circumstances surrounding each security. Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these investments to be OTTI. For equity securities, we recognize an OTTI in the period in which we do not have the intent and ability to hold the securities until recovery of cost or we determine that the security will not recover to book value within a reasonable period of time. We determine what constitutes a reasonable period of time on a security-by-security basis by considering all the evidence available, including the magnitude of any unrealized loss and its duration. Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using management’s best estimate and is revised as additional information becomes available. As such, changes in or deviations from the assumptions used in such analysis can have a significant effect on the results of operations. See “OTTI and Watch List,” Note 2 and Note 4 to our audited consolidated financial statements for a more complete discussion.
DAC and VOBA
Acquisition costs that are incremental, direct costs of contract acquisition, as well as certain costs that are directly related to successful acquisition activities are capitalized as DAC. DAC consists principally of commissions and certain costs of policy issuance that are directly related to the successful acquisition of new business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred.
VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition less the amount recorded as insurance contract liabilities. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date.
DAC and VOBA are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition.

For annuity products and IUL, DAC and VOBA are being amortized generally in proportion to estimated gross profits from net investment spread margins, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and recognized gain (loss) on investments. Current and future period gross profits for FIA contracts also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. At each valuation date, the most recent quarter’s estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. If the update of assumptions causes estimated gross profits to increase, DAC and VOBA amortization will decrease, resulting in lower amortization expense in the period. The opposite result occurs when the assumption update causes estimated gross profits to decrease. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits (including the impact of recognized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits are based on actuarial assumptions related to the underlying policies’ terms, lives of the policies, duration of contract, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and our best estimates of future experience. Estimated future gross profits vary based on a number of sources, including net investment spread margins, surrender charge income, policy persistency, policy administrative expenses and recognized gains and losses on investments including credit related OTTI losses.

Estimated future gross profits are sensitive to changes in interest rates, which are the most significant component of gross profits.
Changes in assumptions can have a significant impact on DAC and VOBA, amortization rates and results of operations. Assumptions are management’s best estimate of future outcomes. Several assumptions are considered significant and require significant judgment in the estimation of gross profits and are listed below. We periodically review these assumptions against actual experience and update our assumptions based on additional information that becomes available.
Assumptions related to interest rate spreads and credit losses also impact estimated gross profits for all applicable products with credited rates. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets, and estimates of future interest rates and defaults.
Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse, and annuitization rates. We use a combination of actual and industry experience when setting and updating our policyholder behavior assumptions, which require considerable judgment.
We perform sensitivity analyses to assess the impact that certain assumptions have on DAC and VOBA. The following table presents the estimated instantaneous net impact to income before income taxes of various assumption changes on our DAC and VOBA. The effects, increase or (decrease), presented are not representative of the aggregate impacts that could result if a combination of such changes to interest rates and other assumptions occurred.

(in millions)	As of September 30, 2014

A change to the long-term interest rate assumption of -50 basis points	$(56.5)
A change to the long-term interest rate assumption of +50 basis points	44.6
An assumed 10% increase in surrender rate	(2.5)
Assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.
Lower assumed interest rates or higher assumed annuity surrender rates tend to decrease the balances of DAC and VOBA, thus decreasing income before income taxes.
Higher assumed interest rates or lower assumed annuity surrender rates tend to increase the balances of DAC and VOBA, thus increasing income before income taxes.

See Note 2 and Note 7 to our audited consolidated financial statements for a more complete discussion.
Reserves for Future Policy Benefits and Product Guarantees
The determination of future policy benefit reserves is dependent on actuarial assumptions. The principal assumptions used to establish liabilities for future policy benefits are based on our experience. These assumptions are established at issue of the contract and include mortality, morbidity, contract full and partial surrenders, investment returns, annuitization rates and expenses. The assumptions used require considerable judgment. We review overall policyholder experience at least annually and update these assumptions when deemed necessary based on additional information that becomes available. For traditional life and immediate annuity products, assumptions used in the reserve calculation can only be changed if the reserve is deemed to be insufficient. For all other insurance products, changes in assumptions will be used to calculate reserves. These changes in assumptions will also incorporate changes in risk free rates and option market values. Changes in, or deviations from, the assumptions previously used can significantly affect our reserve levels and related results of operations.
Mortality is the incidence of death amongst policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. We utilize a combination of actual and industry experience when setting our mortality assumptions.
A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by us due to nonpayment of premiums. We make estimates of expected full and partial surrenders of our fixed annuity products. Our surrender rate experience in Fiscal 2014 on the fixed annuity products averaged 6.0%, which is within our assumed ranges. Management’s best estimate of surrender behavior incorporates actual experience over the entire period, as we believe that, over the duration of the policies, we will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on our reserve levels and related results of operations.
The assumptions used to establish the liabilities for our product guarantees require considerable judgment and are established as management’s best estimate of future outcomes. We periodically review these assumptions and, if necessary, update them based on additional information that becomes available. Changes in or deviations from the assumptions used can significantly affect our reserve levels and related results of operations.
At issue, and at each subsequent valuation, we determine the present value of the cost of the GMWB rider benefits in excess of benefits that are funded by the account value. We also calculate the expected value of the future rider charges for providing for these benefits. We accumulate a reserve equal to the portion of these fees that would be required to fund the future benefits less benefits paid to date. In making these projections, a number of assumptions are made and we update these assumptions as experience emerges when required. We have minimal experience to date on policyholder behavior for our GMWB products which we began issuing in 2008; as a result, future experience could lead to significant changes in our assumptions. If emerging experience deviates from our assumptions on GMWB utilizations, such deviations could have a significant effect on our reserve levels and related results of operations.
Our aggregate reserves for contractholder funds, future policy benefits and product guarantees on a direct and net basis as of September 30, 2014 are summarized as follows:

(in millions)	Direct	Reinsurance Recoverable	Net

Fixed indexed annuities	$10,766.6	$(800.4)	$9,966.2
Fixed rate annuities	3,192.3	(303.0)	2,889.3
Immediate annuities	3,201.6	(376.9)	2,824.7
Universal life	1,256.1	(1,069.4)	186.7
Traditional life	1,551.2	(1,115.1)	436.1
Total	$19,967.8	$(3,664.8)	$16,303.0
See Note 2 to our audited consolidated financial statements for a more complete discussion.
Deferred Income Tax Assets and Related Valuation Allowance
Accounting Standards Codification section 740, Income Taxes (ASC 740), provides that deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a portion of or all deferred tax assets are not more-likely-than-not realizable. Assessing the need for, and the amount of, a valuation allowance for deferred tax assets requires management’s judgment, considering all available positive and negative evidence as to the reliability of deferred tax assets.
Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (i.e., ordinary income or capital gain) in either the carryback or carry-forward period under tax law. The four sources of taxable income that may be considered in determining whether a valuation allowance is required are:

•	Future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities);

•	Taxable income in prior carryback years, if carryback is permitted under tax law;

•	Tax planning strategies; and

•	Future taxable income exclusive of reversing temporary differences and carry-forwards.

At each reporting date, management considers new evidence, both positive and negative, that could impact management’s judgment regarding the future realization of deferred tax assets. As of September 30, 2014, management gathered the following positive and negative evidence concerning the future realization of deferred tax assets:
Positive Evidence:

•	As of September 30, 2014, we were in a cumulative income position based on pre-tax income over the prior 12 quarters;

•	We are projecting significant pre-tax GAAP income from continuing operations;

•	We have projected that the reversal of taxable temporary timing differences will unwind in the 20-year projection period;

•	We have a history of utilizing all significant tax attributes before they expire; and

•	Our inventory of IRC Section 382 of the Internal Revenue Code ("§382") limited attributes has been significantly reduced.
Negative Evidence:

•	§382 limited carry-forwards reduce our ability to utilize tax attributes in future years; and

•	Brief carryback/carry-forward period for capital losses.
Based on management’s evaluation of the above positive and negative evidence, management concluded that a partial valuation allowance continued to be necessary for the DTAs of non-life insurance companies and for a portion of its capital losses at September 30, 2014. During the current fiscal year, market conditions changed in a manner sufficient to recover a portion of the capital loss carry-forwards previously deemed unrecoverable as explained in Note 13 of the Financial Statements. This is reflected in the valuation allowance release totaling $40.1 for Fiscal 2014.
Loss Contingencies
Loss contingencies are recorded as liabilities when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. The outcome of existing litigation and pending or potential examinations by various taxing or regulatory authorities are examples of situations evaluated as loss contingencies. Estimating the probability and magnitude of losses is often dependent upon management’s judgment of potential actions by third parties and regulators.
The establishment of litigation and regulatory reserves requires judgments concerning the ultimate outcome of pending claims against us and our subsidiaries. In applying their judgment, management utilizes opinions and estimates obtained from outside counsel to apply the appropriate accounting for contingencies. Accordingly, estimated amounts relating to certain claims have met the criteria for the recognition of a liability. Other claims for which a liability has not been recognized are reviewed on an ongoing basis in accordance with accounting guidance. A liability is recognized for all associated legal costs as incurred. Liabilities for litigation settlements, regulatory matters, legal fees and changes in these estimated amounts are not expected to have a material adverse effect on our financial position, although it is possible that the results of operations and cash flows could be materially affected by an unfavorable outcome.
If the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differs from the reserves totaling $7.4 that we have accrued as of September 30, 2014, that difference will be reflected in our results of operations when the matter is resolved or when our estimate of the cost changes. See further discussion in Note 14 to our audited consolidated financial statements.
Stock Compensation
Stock compensation includes plans sponsored by FGLH, FGL’s principal subsidiary, and FGL. The plans sponsored by FGLH include stock options, restricted stock units and dividend equivalent plans. All of the equity awards under the FGLH plan are settled in cash upon exercise and are included within Other Liabilities within our consolidated financial statements. The liability for these plans is valued at fair value each reporting period, and changes in fair value of the liability impact our net income (loss). Therefore, changes in the valuation assumptions of the equity awards can create volatility to our net income (loss). The primary basis for the valuation of the equity awards is the price of FGLH stock.

The plans sponsored by FGL include stock options, restricted stock, unrestricted stock and performance restricted stock units. All of the equity awards under the FGL plan are settled in equity issuance upon exercise. The fair value of the stock awards is determined as of the date the awards are approved and communicated to the recipient and is recognized as expense over the performance or service period, which generally corresponds to the vesting period. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, expected volatility, expected dividend yield. For our Performance Restricted Stock Units ("PRSUs") the attainment of performance targets is a key judgement. If the forfeiture rate assumption and the attainment of performance targets differ significantly from actual, stock-based compensation expense could be affected, which could have a material effect on our consolidated results of operations in a particular quarterly or annual period. See Note 12 to our Consolidated Financial Statements for more information on our stock compensation plans.

Results of Operations
On August 9, 2013, we distributed our ownership interests in the parent company of FSRCI to HGI. Prior to that date, FSRCI’s only significant transaction was its reinsurance transaction with us, which incepted December 31, 2012. As a result, FSRCI’s results are not material relative to our consolidated results prior to December 31, 2012, and FSRCI’s results are not included in our results for any period after Fiscal 2013. To enhance comparability with prior and future periods, in this section we disclose Fiscal 2013 results attributable to FSRCI for the period October 1, 2012 to August 9, 2013 where they are material relative to the consolidated item being discussed.

The following tables set forth the consolidated results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal
	2014	2013	2012	2014 compared to 2013	2013 compared to 2012
Revenues:
Premiums	$55.6	$58.7	$55.3	$(3.1)	$3.4
Net investment income	759.5	708.0	716.2	51.5	(8.2)
Net investment gains	306.7	517.7	410.0	(211.0)	107.7
Insurance and investment product fees and other	68.3	61.7	40.5	6.6	21.2
Total revenues	1,190.1	1,346.1	1,222.0	(156.0)	124.1
Benefits and other changes in policy reserves	787.5	532.9	777.4	254.6	(244.5)
Acquisition and operating expenses, net of deferrals	101.7	109.8	123.9	(8.1)	(14.1)
Amortization of intangible assets	89.6	184.5	160.7	(94.9)	23.8
Total benefits and expenses	978.8	827.2	1,062.0	151.6	(234.8)
Operating income	211.3	518.9	160.0	(307.6)	358.9
Interest expense	(22.5)	(11.5)	(2.6)	(11.0)	(8.9)
Gain on contingent purchase price reduction	—	—	41.0	—	(41.0)
Income before income taxes	188.8	507.4	198.4	(318.6)	309.0
Income tax expense (benefit)	26.1	159.7	(145.7)	(133.6)	305.4
Net income	$162.7	$347.7	$344.1	$(185.0)	$3.6

Annuity sales during Fiscal 2014 and Fiscal 2013 were $2,161.2 and $1,008.5, respectively, including $1,452.1 and $983.1, respectively, of FIA sales. The increase in sales period over period is primarily due to higher than expected sales for the multi-year guarantee annuity ("MYGA") program, which accounted for $675.2 of sales in Fiscal 2014.

Annuity sales during Fiscal 2013 and Fiscal 2012 were $1,008.5 and $1,668.9, respectively, including $983.1 and $1,605.5, respectively, of FIA sales. Sales of Prosperity EliteSM, which was introduced during the year ended September 30, 2011, created positive sales momentum and was the primary driver of the strong sales during Fiscal 2012. FIAs have become the dominant product within the fixed annuity market.

Revenues

Premiums. For Fiscal 2014, premiums decreased $3.1, or 5.3%, to $55.6 from $58.7 for Fiscal 2013. The decrease in premiums period over period is primarily due to the partial rescission of the coinsurance agreement with Wilton Re, covering Home Certain disability income riders, which resulted in the return of $4.5 premiums previously ceded in Fiscal 2013 and corresponding increase in total net premiums. Premiums primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGLIC has ceded the majority of its traditional life business to unaffiliated third party reinsurers. The remaining traditional life business is primarily related to the return of premium riders on traditional life contracts. While the base contract has been reinsured, we continue to retain the return of premium rider.
For Fiscal 2013, premiums increased $3.4, or 6.1%, to $58.7 from $55.3 for Fiscal 2012, primarily due to the partial rescission of the Wilton Re coinsurance agreement discussed above.

Net investment income. For Fiscal 2014, net investment income increased $51.5, or 7.3%, to $759.5 from $708.0 for Fiscal 2013, which includes $35.0 for FSRCI. Fiscal 2013 was impacted by our decision in Fiscal 2012 to be defensive with our investment portfolio, given the interest rate environment at the time, and reduce the credit and interest rate risk exposures in the portfolio, as well as shorten the duration of the portfolio relative to our liabilities. In addition, during the first quarter of Fiscal 2013 we sold investments that utilized pre-acquisition tax benefits (carryforwards) which resulted in tax free capital gains. Further, during the fourth quarter of Fiscal 2013, we captured opportunities to sell investments in gain positions in order to invest in higher yielding assets.
The proceeds from the investment sales, including the tax free gains, were primarily held in cash, cash equivalents and treasury notes, which temporarily lowered investment income until the proceeds were reinvested. We began reinvesting the sales proceeds in September 2013 and continued our reinvestment strategy into 2014. This reinvestment strategy resulted in a decrease in average cash and short-term investments from $1,816.9 during Fiscal 2013 to $965.8 during Fiscal 2014. Furthermore, we reinvested the excess cash and short-term investments into higher yielding assets which resulted in an earned yield of 4.64% during Fiscal 2014 compared to 4.31% during Fiscal 2013.

For Fiscal 2013 we had net investment income of $708.0, which includes $35.0 for FSRCI, compared to $716.2 for Fiscal 2012. Investment income has been impacted by the investment strategies discussed above. We began reinvesting the sales proceeds from the initial Fiscal 2012 sales program during the second quarter of Fiscal 2013 and saw a substantial increase in our earned yield during the second half of Fiscal 2013. However, the average yield earned remained below the average yield earned for Fiscal 2012.
The Company’s cash and short-term investments position at the end of recent periods is summarized as follows:

	Fiscal
(in millions)	2014	2013	2012
Q1	$1,262.0	$2,564.4	$1,990.4
Q2	881.3	1,516.3	2,232.7
Q3	1,027.7	1,191.7	2,424.3
Q4	692.0	1,995.3	1,982.7
AAUM (on an amortized cost basis) for Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $16.4 billion, $16.3 billion and $16.1 billion and the yield earned on AAUM was 4.64%, 4.31% and 4.45%, respectively, compared to interest credited and option costs of 2.94%, 3.00% and 3.25% for each period, respectively.
Our net investment spread for the period is summarized as follows:

	Fiscal
	2014	2013	2012
Yield on AAUM (at amortized cost)	4.64%	4.31%	4.45%
Less: Interest credited and option cost	2.94%	3.00%	3.25%
Net investment spread	1.70%	1.31%	1.20%

Net investment spread for Fiscal 2014 increased 0.39% compared to Fiscal 2013 primarily due to the re-investment strategy discussed above, which resulted in a decrease in excess liquidity held in low yielding cash and short-term investments and an increase in earned yield and net investment income.
Net investment spread for Fiscal 2013 is 0.11% higher than for Fiscal 2012 as the decrease in average yield earned on assets sold in connection with our investment strategies discussed above was offset by lower interest credited/option costs that resulted from lower crediting rates on a large block of fixed rate annuities renewing at a lower rate and a reduction in the cost of call options hedging the FIA index credits.
Net investment gains. For Fiscal 2014, we had net investment gains of $306.7 compared to net investment gains of $517.7 for Fiscal 2013, which includes $85.5 for FSRCI. The period over period decrease of $211.0 is primarily due to $102.5 of net investment gains on fixed maturity and equity available-for-sale securities in Fiscal 2014, compared to net investment gains of $343.8 for Fiscal 2013. The $241.3 decrease period over period is primarily due to our portfolio repositioning trading activity during Fiscal 2013 in which we sold certain investments during the first quarter of 2013 that utilized pre-acquisition tax benefits (carryforwards) which resulted in tax free capital gains.
Also contributing to the period over period decrease was a decrease in the fair value of the reinsurance related embedded derivative, which is based on the change in fair value of the underlying assets held in the funds withheld portfolio (see Note 5 of the Notes to Consolidated Financial Statements, for a more complete discussion), resulting in an unrealized loss of $41.6 during Fiscal 2014. This change was primarily due to an increase in treasury rates during the year and corresponding increase in the unrealized gain position of the FSRCI funds withheld portfolio. This reinsurance related embedded derivative loss is largely offset in stockholders’ equity as the change in the net unrealized gains (losses) on the FSRCI funds withheld assets are included in AOCI.
Partially offsetting the decreases above was an increase in net realized and unrealized gains on futures contracts and call options of $76.8 primarily resulting from the performance of the indices upon which the call options and futures contracts are based. We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The S&P 500 index increased 17.3% and 16.7% during Fiscal 2014 and Fiscal 2013, respectively (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).
For Fiscal 2013, we had net investment gains of $517.7, which includes $85.5 for FSRCI, compared to net investment gains of $410.0 for Fiscal 2012. The period-over-period increase of $107.7 is primarily due to $343.8 of net investment gains on fixed maturity and equity securities in Fiscal 2013, compared to net investment gains of $265.3 for Fiscal 2012. The $78.5 increase period over period is primarily due to our investment strategies described above. Included in Fiscal 2012 was $30.5 of gains associated with the asset transfer on October 1, 2011 for the closing of the final acquisition-related reinsurance transaction with Wilton Re. The $30.5 of gains was paid to Wilton Re as part of the initial asset transfer.
Net realized and unrealized gains on long futures and call options also increased $22.9 year over year, primarily resulting from the performance of the indices upon which the call options and futures contracts are based and an increase in the number of call options purchased. The increase in the actual amount of call options purchased was due to a change in our hedging strategy beginning in August 2012 to be more statically hedged, thereby increasing the aggregate amount of call options purchases in subsequent periods. We changed our hedging strategy to improve the matching of the movements in our derivative assets and FIA embedded derivative liabilities, which reduced the earnings volatility associated with the dynamic component of our hedging strategy. The increase in call options was also due to sales of the Prosperity EliteSM product line which was introduced during the fourth quarter of Fiscal 2011.

The components of the realized and unrealized gains on derivative instruments hedging our indexed annuity products are as follows (in millions):

	Fiscal			Fiscal
	2014	2013	Increase / (Decrease)	2013	2012	Increase / (Decrease)
Call options:
Gain (loss) on option expiration	$183.8	$128.0	$55.8	$128.0	$(53.0)	$181.0
Change in unrealized gain (loss)	36.5	23.5	13.0	23.5	153.0	(129.5)
Futures contracts:
Gain (loss) on futures contracts expiration	25.4	17.4	8.0	17.4	42.7	(25.3)
Change in unrealized gain (loss)	0.1	0.1	—	0.1	3.4	(3.3)
	$245.8	$169.0	$76.8	$169.0	$146.1	$22.9

The average index credits to policyholders were as follows:

	Fiscal
	2014	2013	2012
S&P 500 Index:
Point-to-point strategy	4.8%	5.3%	2.7%
Monthly average strategy	5.0%	5.0%	1.8%
Monthly point-to-point strategy	6.8%	4.6%	0.5%
3 Year high water mark	22.2%	23.3%	17.5%
For Fiscal 2014, the average credit to contractholders from index credits during the period was 5.7% compared to 5.1% for Fiscal 2013. The credits for Fiscal 2014 were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created lower overall monthly point-to-point credits in Fiscal 2013 compared to the S&P 500 Index growth for issue dates in Fiscal 2014.
For Fiscal 2013 the average credit to contractholders from index credits during the period was 5.1% compared to 1.8% for Fiscal 2012. The credits for Fiscal 2012 were based on comparing the S&P 500 on each issue date in Fiscal 2012 to the same issue date in Fiscal 2011. The volatility at different points in these periods created lower overall credits in Fiscal 2012 compared to the consistent double-digit S&P 500 growth for those issue dates in Fiscal 2013.
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow the Company to manage the cost of the options purchased to fund the annual index credits.
Insurance and investment product fees and other. Insurance and investment product fees and other consists primarily of the cost of insurance, policy rider fees and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). These revenues increased $6.6, or 10.7%, to $68.3 for Fiscal 2014 from $61.7 for Fiscal 2013 and $21.2, or 52.3%, to $61.7 for Fiscal 2013 compared to $40.5 for Fiscal 2012. These increases are primarily due to the growth in sales of our IUL and FIA products and the product fees associated with them over the past year.

Benefits and expenses
Benefits and other changes in policy reserves. For Fiscal 2014, benefits and other changes in policy reserves increased $254.6, or 47.8%, to $787.5 from $532.9 for Fiscal 2013. This increase was principally due to the FIA present value of future credits and guarantee liability change period over period as well as an increase in the FIA market value liability. The FIA present value of future credits and guarantee liability decreased $20.2 during Fiscal 2014 compared to a $212.6 decrease during Fiscal 2013. The period over period increase of $192.4 was primarily driven by an increase in risk free rates during Fiscal 2013, which reduced reserves by $96.8 compared to a decrease in rates and corresponding reserve increase of $13.0 during Fiscal 2014.
Additionally, annual model and assumption changes were made to the surrender rates and future index credits used in the FIA embedded derivative reserve calculation which resulted in a reserve decrease of $76.2 during the fourth quarter of Fiscal 2013 compared to a reserve decrease of $2.6 during the fourth quarter of Fiscal 2014. Lastly, index credits, interest credited and bonuses increased $30.3 period over period primarily due to increased sales of new FIA and deferred annuity policies during the past year.
For Fiscal 2013 benefits and other changes in policy reserves decreased $244.5, or 31.5%, to $532.9, which included $36.3 for FSRCI, from $777.4 for Fiscal 2012, principally due to the present value of future credits and guarantee liability change, which decreased $212.6 during Fiscal 2013 compared to a $7.0 increase during Fiscal 2012. The period over period decrease of $219.6 was primarily driven by the increase in the risk free rates during Fiscal 2013 which reduced reserves by $96.8 compared to the decrease in rates which increased reserves $39.9 during Fiscal 2012, a year over year decrease of $136.7. Also contributing to the year over year decrease were the aforementioned annual assumption changes in Fiscal 2013 which resulted in a reserve decrease of $76.2.
Lastly, immediate annuity policy reserves were lower in Fiscal 2013 by $36.3. The decrease in reserves, captured in Other policy benefits and reserve movements, was due to a favorable mortality experience on our immediate annuities. Upon a death, we release the reserve established for the expected remaining benefits which are based on assumptions for mortality among other things. To the extent the actual deaths in the period are higher than expected, additional reserves will be released.
Below is a summary of the major components included in Benefits and other changes in policy reserves for Fiscal 2014, 2013 and 2012 periods:

	Fiscal		Increase / (Decrease)	Fiscal		Increase / (Decrease)
	2014	2013	2014 compared to 2013	2013	2012	2013 compared to 2012
FIA market value option liability	$57.1	$16.8	$40.3	$16.8	$177.9	$(161.1)
FIA present value future credits & guarantee liability change	(20.2)	(212.6)	192.4	(212.6)	7.0	(219.6)
Index credits, interest credited & bonuses	595.7	565.4	30.3	565.4	382.4	183.0
Annuity Payments	188.0	219.6	(31.6)	219.6	241.7	(22.1)
Other policy benefits and reserve movements	(33.1)	(56.3)	23.2	(56.3)	(31.6)	(24.7)
Total benefits and other changes in policy reserves	$787.5	$532.9	$254.6	$532.9	$777.4	$(244.5)
Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, decreased $8.1, or 7.4%, from $109.8 for Fiscal 2013, to $101.7 for Fiscal 2014. The period over period decrease was primarily due to a one-time $10.3 settlement of trail commissions to one of our long-standing IMOs. Additionally, Fiscal 2013 included $6.4 of FSRCI expenses incurred prior to its distribution to HGI.
Partially offsetting the above decreases was an increase in stock compensation expense of $7.4 year over year as a result of the FGL 2013 Stock Incentive Plan that was adopted on November 7, 2013 in conjunction with the IPO. Additionally, the stock compensation expense related to the 2011 and 2012 FGLH Plans increased as a result of the appreciation of the Company's share price since the initial public offering. See Note 12, Stock Compensation, in our Consolidated Financial Statements for additional information regarding our stock compensation plans.

Acquisition and operating expenses, net of deferrals, decreased $14.1, or 11.4%, to $109.8, including $6.4 for FSRCI, for Fiscal 2013, from $123.9 for Fiscal 2012, including $2.5 for FSRCI, principally due to a $31.1 ceding commission paid to Wilton Re. This ceding commission primarily related to $30.5 of investment gains realized on the securities transferred to Wilton Re on October 17, 2011, the effective date of the second acquisition-related reinsurance amendment, in connection with closing the final acquisition-related reinsurance transaction with Wilton Re.

Partially offsetting the year over year decrease was a one-time expense of $10.3 in Fiscal 2013 in relation to the settlement of trail commissions discussed above.
Amortization of intangibles. Amortization of intangibles decreased $94.9, or 51.4%, from $184.5 for Fiscal 2013 to $89.6 for Fiscal 2014. Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Accordingly, the decrease in Fiscal 2014 was primarily due to higher gross margins in Fiscal 2013, primarily driven by trading gains on fixed maturity and equity available-for-sale securities and the lower embedded derivative liability discussed above, which increased amortization.

Amortization of intangibles increased $23.8, or 14.8%, from $160.7 for Fiscal 2012 to $184.5 for Fiscal 2013 The increase in the Fiscal 2013 gross margins was driven by the lower embedded derivative liability discussed above which increased amortization; however, it was partially offset by the increase in future expected gross margins from the change in assumptions also discussed above, which decreased amortization. The change in the embedded derivative liability moves with the changes in the market value of the option liability as well as with changes in interest rates. If the current embedded derivative liability increases then future margins increase as the higher liability amortizes into income over time and vice versa. When future expected margins increase amortization generally slows down and vice versa when the future expected margins decrease. The change in assumptions during the year resulted in an increase in future expected margins and corresponding “unlocking” adjustment, reducing the net amortization in Fiscal 2013. See “-Critical Accounting Policies and Estimates-DAC and VOBA” below for additional details. Another contributing factor to the increased amortization for Fiscal 2013 was the increased net investment gains described above.
Other items affecting net income
Interest expense. Interest expense for Fiscal 2014 was $22.5 compared to interest expense of $11.5 for Fiscal 2013 and $2.6 for Fiscal 2012. Interest expense reflects the interest incurred on the $300.0 of outstanding 6.375% senior notes (the "Senior Notes") which were issued by FGLH in March 2013. Accordingly, the Fiscal 2013 includes 6 months of interest expense compared to a full year of interest expense in Fiscal 2014.
Income tax expense (benefit). Income tax expense for Fiscal 2014 was $26.1, net of a valuation allowance release of $40.1, compared to income tax expense of $159.7 for Fiscal 2013, net of a valuation allowance release of $18.9. The decrease in income tax expense of $133.6 for Fiscal 2014 is due to a combination of pre-tax income decreasing $318.6 year over year, and a greater valuation allowance release in Fiscal 2014 compared to the prior fiscal year.
Income tax expense for Fiscal 2013 was $159.7, net of a valuation allowance release of $18.9, compared to an income tax benefit of $145.7 for Fiscal 2012 which consisted of $52.1 of tax expense and other tax related charges offset by a release in valuation of $197.8. The increase in income tax expense of $305.4 for Fiscal 2013 is due to a combination of pre-tax income increasing $309.0 year over year and a much smaller valuation allowance release in Fiscal 2013 relative to Fiscal 2012.
In assessing the recoverability of our deferred tax assets, we regularly consider the guidance outlined within Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. The guidance requires an assessment of both positive and negative evidence in determining the realizability of deferred tax assets. A valuation allowance is required to reduce our deferred tax asset to an amount that is more likely than not to be realized. In determining the net deferred tax asset and valuation allowance, we are required to make judgments and estimates related to projections of future profitability. These judgments include the following: the timing and extent of the utilization of net operating loss carry-forwards, the reversals of temporary differences, and tax planning strategies. We have recorded a partial valuation allowance of $118.8 against our net deferred tax asset of $256.2 as of September 30, 2014.

We maintain a valuation allowance against certain §382 limited capital loss carry-forwards and the deferred tax assets of our non-life insurance company subsidiaries. A valuation allowance has been placed against §382 limited capital loss carry-forwards to reduce these deferred tax assets to an amount that is more likely than not to be realized before the attributes expire. Our non-life insurance company subsidiaries have a history of losses and insufficient sources of future income in order to recognize any portion of their deferred tax assets.

The valuation allowance is reviewed quarterly and will be maintained until there is sufficient positive evidence to support a release. At each reporting date, we consider new evidence, both positive and negative, that could impact the future realization of deferred tax assets. We will consider a release of the valuation allowance once there is sufficient positive evidence that it is more likely than not that the deferred tax assets will be realized. Any release of the valuation allowance will be recorded as a tax benefit increasing net income or other comprehensive income.

During the period year ended September 30, 2014, Management adopted a new tax planning strategy as a result of favorable market conditions. The strategy involves repositioning a portion of the investment portfolio to trigger $100.0 in net unrealized built-in gains (“NUBIG”). The sale of these assets will result in an increase to the Company’s Section 382 limit (i.e. the “adjusted limit”), enabling the Company to utilize capital loss carry forwards that will offset NUBIG-related gains. This strategy makes it more likely than not that the amount of capital loss carryforwards needed to offset those gains will be utilized. Therefore, a partial release of the valuation allowance offsetting the deferred tax asset related to capital loss carry forwards was recorded at the March 31, 2014 reporting date. Management intends to execute the transactions prior to the expiration of Section 382-limited capital loss carry forwards. As of September 30, 2014, approximately $67.8 of NUBIG has been recognized locking in $23.7 in benefits. The Company currently has capital loss carry forwards of $255.0 that are set to expire December 31, 2015.

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
AOI
The table below shows the adjustments made to reconcile net income to our AOI:

	Fiscal
Reconciliation from Net Income to AOI:	2014	2013	2012
Net Income	$162.7	$347.7	$344.1
Adjustments to arrive at AOI:
Effect of investment (gains) losses, net of offsets	(55.0)	(167.9)	(86.1)
Effect of change in FIA embedded derivative discount rate, net of offsets	5.3	(34.8)	12.1
Effect of change in fair value of reinsurance related embedded derivative, net of offsets	21.9	(2.2)	7.7
Effects of class action litigation reserves, net of offsets	1.0	—	—
Residual net income of distributed subsidiaries	—	(4.5)	—
AOI	$135.9	$138.3	$277.8

For Fiscal 2014, AOI decreased $2.4 to $135.9, from $138.3 for Fiscal 2013. The decrease is due to $58.7 of net favorable items in the prior year primarily related to the annual assumption review previously discussed compared to $46.1 of net favorable items in the current year primarily related to the income tax benefit resulting from the tax planning strategy that was adopted during the year.
For Fiscal 2013, AOI decreased $139.5 to $138.3 from $277.8 for Fiscal 2012. The decrease is primarily due to a valuation allowance release of $197.8 in Fiscal 2012 when management determined that sufficient positive evidence existed, based on a change in circumstance related to our cumulative loss position, to conclude that it was more likely than not that additional deferred tax assets were realizable. Partially offsetting this decrease was $58.7 of net favorable items in Fiscal 2013 primarily related to the annual assumption review discussed above.

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
As of September 30, 2014 and 2013, the fair value of our investment portfolio was approximately $18.8 billion and $16.2 billion, respectively, and was divided among the following asset class and sectors:

(dollars in millions)	September 30, 2014		September 30, 2013
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$296.0	1.6%	$1,001.8	6.2%
United States Government sponsored entities	107.3	0.6%	98.6	0.6%
United States municipalities, states and territories	1,259.8	6.7%	1,007.0	6.2%
Corporate securities:
Finance, insurance and real estate	4,743.0	25.2%	4,742.4	29.2%
Manufacturing, construction and mining	882.9	4.7%	757.3	4.7%
Utilities and related sectors	1,922.4	10.2%	1,746.2	10.8%
Wholesale/retail trade	1,087.5	5.8%	829.5	5.1%
Services, media and other	1,143.6	6.1%	1,016.9	6.3%
Hybrid securities	1,316.1	7.0%	754.8	4.6%
Non-agency residential mortgage backed securities	2,006.7	10.6%	1,368.1	8.4%
Commercial mortgage backed securities	636.9	3.4%	454.3	2.8%
Asset backed securities	2,032.4	10.8%	1,764.5	10.9%
Equity securities (a)	697.7	3.7%	271.1	1.7%
Other (primarily derivatives, policy loans and commercial mortgage loans)	669.2	3.6%	410.0	2.5%
Total	$18,801.5	100.0%	$16,222.5	100.0%

(a) Includes investment grade non-redeemable preferred stocks ($538.4 and $226.3, respectively) and Federal Home Loan Bank of Atlanta common stock ($38.4 and $44.6, respectively).
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

As of September 30, 2014 and 2013, our fixed maturity AFS securities portfolio was approximately $17.4 billion and $15.5 billion, respectively. The increase in B and below securities from September 30, 2013 to September 30, 2014 was due to the acquisition of senior secured loans, energy and infrastructure related corporate bond investments, as well as downgrades of securities in the B-BB rating band. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio:

(dollars in millions)	September 30, 2014		September 30, 2013
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,753.5	10.1%	$1,924.3	12.4%
AA	1,909.2	11.0%	2,423.1	15.6%
A	3,873.0	22.2%	3,791.3	24.4%
BBB	7,042.1	40.4%	5,508.6	35.4%
BB (a)	785.5	4.5%	468.1	3.0%
B and below (b)	2,071.3	11.8%	1,426.0	9.2%
Total	$17,434.6	100.0%	$15,541.4	100.0%
(a) Includes $47.1 and $31.4 at September 30, 2014 and 2013, respectively, of non-agency RMBS that carry a NAIC 1 designation.
(b) Includes$1,677.3 and $1,096.3 at September 30, 2014 and 2013, respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of September 30, 2014 and 2013, included in our fixed maturity AFS securities portfolio are the collateral assets of the funds withheld coinsurance agreement with FSRCI of $1.0 billion and $1.1 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of FSRCI fixed income portfolio:

(dollars in millions)	September 30, 2014		September 30, 2013
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$92.4	8.9%	$101.8	9.6%
AA	92.5	8.9%	221.3	20.9%
A	95.1	9.2%	137.9	13.0%
BBB	304.2	29.4%	370.1	34.9%
BB (a)	86.1	8.3%	72.3	6.8%
B and below (b)	365.6	35.3%	156.9	14.8%
Total	$1,035.9	100.0%	$1,060.3	100.0%
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
The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for commercial mortgage-backed securities ("CMBS"). The NAIC’s objective with the revised designation methodologies for these structured securities was to increase accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alternative A-paper ("Alt-

A"), RMBS, are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are given the highest designation of NAIC 1. A large percentage of our RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.
The tables below present our fixed maturity securities by NAIC designation as of September 30, 2014 and 2013:

(dollars in millions)	September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,409.0	$9,861.2	56.6%
2	6,311.9	6,578.7	37.7%
3	548.8	575.3	3.3%
4	319.9	318.9	1.8%
5	102.3	100.5	0.6%
6	—	—	—%
	$16,691.9	$17,434.6	100.0%

	September 30, 2013
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,342.0	$9,554.0	61.5%
2	5,362.2	5,379.2	34.6%
3	405.0	415.4	2.7%
4	132.7	133.0	0.9%
5	53.9	53.8	0.3%
6	5.8	6.0	—%
	$15,301.6	$15,541.4	100.0%

The tables below present the collateral assets of the funds withheld coinsurance agreement with FSRCI which were included in our fixed maturity securities as of September 30, 2014 and 2013:

(dollars in millions)	September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$360.9	$378.1	36.5%
2	270.5	275.0	26.6%
3	47.7	47.8	4.6%
4	255.7	254.2	24.5%
5	81.4	80.8	7.8%
6	—	—	—%
	$1,016.2	$1,035.9	100.0%

	September 30, 2013
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	469.3	471.1	44.4%
2	392.4	369.6	34.9%
3	61.0	62.6	5.9%
4	119.9	119.9	11.3%
5	30.8	31.1	2.9%
6	5.9	6.0	0.6%
	1,079.3	1,060.3	100.0%

Investment Industry Concentration
The tables below present the top ten industry categories of our AFS securities, including the fair value and percent of total AFS securities fair value as of September 30, 2014 and 2013:

	September 30, 2014
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	2,240.3	12.4%
ABS Other	1,995.4	11.0%
Municipal	1,313.3	7.2%
Life Insurance	1,086.7	6.0%
Electric	958.8	5.3%
CMBS	836.1	4.6%
Property and Casualty Insurance	832.1	4.6%
Whole Loan Collateralized Mortgage Obligation Other	806.5	4.4%
Other Financial Institutions	726.1	4.0%
Pipelines	561.2	3.1%
Total	11,356.5	62.6%

	September 30, 2013
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	1,892.1	11.7%
ABS Other	1,677.7	10.3%
Municipal	1,023.5	6.3%
Electric	856.3	5.3%
Life Insurance	826.5	5.1%
Property and Casualty Insurance	691.1	4.3%
Other Financial Institutions	683.7	4.2%
Whole Loan Collateralized Mortgage Obligation Other	626.3	3.9%
CMBS	572.4	3.5%
Real Estate Investment Trusts	503.5	3.1%
Total	9,353.1	57.7%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2014 and 2013, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2014		September 30, 2013
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$370.0	$372.8	$978.5	$982.4
Due after one year through five years	2,297.6	2,360.2	2,739.1	2,805.8
Due after five years through ten years	3,128.9	3,232.7	2,972.4	3,000.9
Due after ten years	5,778.1	6,213.6	4,890.5	4,928.1
Subtotal	$11,574.6	$12,179.3	$11,580.5	$11,717.2
Other securities which provide for periodic payments:
Asset-backed securities	$2,040.4	$2,032.4	$1,745.2	$1,764.6
Commercial-mortgage-backed securities	617.6	636.9	431.3	454.3
Structured hybrids	474.5	472.0	144.1	138.7
Agency residential mortgage-backed securities	104.3	107.3	96.5	98.6
Non-agency residential mortgage-backed securities	1,880.5	2,006.7	1,304.0	1,368.0
Total fixed maturity available-for-sale securities	$16,691.9	$17,434.6	$15,301.6	$15,541.4
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
The fair value of our investments in subprime and Alt-A RMBS securities was $548.5 and $695.8 as of September 30, 2014, respectively, and $360.7 and $394.9 as of September 30, 2013, respectively.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of September 30, 2014 and 2013:

	NAIC Designation		NRSRO		Vintage
As of September 30, 2014	1	97.6%	AAA	5.8%	2008	0.4%
	2	1.4%	AA	0.9%	2007	19.0%
	3	0.8%	A	6.2%	2006	33.8%
	4	0.2%	BBB	3.0%	2005 and prior	46.8%
	5	—%	BB and below	84.1%		100.0%
	6	—%		100.0%
		100.0%
As of September 30, 2013	1	92.5%	AAA	4.8%	2007	21.8%
	2	6.0%	AA	2.3%	2006	23.9%
	3	0.7%	A	8.7%	2005 and prior	54.3%
	4	0.5%	BBB	3.9%		100.0%
	5	0.3%	BB and below	80.3%
	6	—%		100.0%
		100.0%
ABS Exposure
As of September 30, 2014, our asset backed security ("ABS") exposure was largely composed of NAIC 1 rated tranches of collateralized loan obligations ("CLOs"), which comprised 91.9% of all ABS holdings. These exposures are generally senior tranches of collateralized loan obligations ("CLOs") which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 8.1% of total ABS assets, or 0.9% of total invested assets. As of September 30, 2014, the CLO positions were trading at a net unrealized loss position of $8.8 and non-CLO positions were trading at a net unrealized gain position of $0.8.
The non-CLO exposure as of September 30, 2013 represented 11.1% of total ABS assets, or 1.2%, of total invested assets. As of September 30, 2013, the CLO positions were trading at a net unrealized gain position of $20.4 and non-CLO positions were trading at a net unrealized loss position of $1.0.

(dollars in millions)	September 30, 2014		September 30, 2013
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$1,867.7	91.9%	$1,569.4	88.9%
ABS Auto	18.0	0.9%	11.7	0.7%
ABS Home Equity	2.6	0.1%	68.1	3.9%
ABS Other	141.1	7.0%	107.3	6.1%
ABS Utility	3.0	0.1%	8.0	0.4%
Total ABS	$2,032.4	100.0%	$1,764.5	100.0%

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of September 30, 2014 and 2013 were as follows:

	September 30, 2014
(in millions)	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	6	$120.4	$(1.4)	$119.0
United States Government sponsored agencies	19	24.8	(0.1)	24.7
United States municipalities, states and territories	41	271.2	(6.3)	264.9
Corporate securities:
Finance, insurance and real estate	89	675.6	(13.3)	662.3
Manufacturing, construction and mining	39	352.5	(14.0)	338.5
Utilities and related sectors	55	386.0	(9.0)	377.0
Wholesale/retail trade	31	250.8	(4.2)	246.6
Services, media and other	42	328.4	(8.4)	320.0
Hybrid securities	41	563.4	(15.2)	548.2
Non-agency residential mortgage backed securities	83	462.4	(11.0)	451.4
Commercial mortgage backed securities	24	162.7	(2.0)	160.7
Asset backed securities	140	1,248.8	(19.8)	1,229.0
Equity securities	25	240.4	(5.1)	235.3
	635	$5,087.4	$(109.8)	$4,977.6

	September 30, 2013
(in millions)	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	18	$758.8	$(3.9)	$754.9
United States Government sponsored agencies	17	10.1	(0.2)	9.9
United States municipalities, states and territories	71	518.5	(40.8)	477.7
Corporate securities:
Finance, insurance and real estate	154	1,588.6	(59.7)	1,528.9
Manufacturing, construction and mining	48	537.1	(36.0)	501.1
Utilities and related sectors	73	546.8	(19.2)	527.6
Wholesale/retail trade	44	348.0	(13.2)	334.8
Services, media and other	50	513.7	(32.1)	481.6
Hybrid securities	23	349.4	(28.2)	321.2
Non-agency residential mortgage backed securities	85	408.5	(13.4)	395.1
Commercial mortgage backed securities	10	33.0	(1.6)	31.4
Asset backed securities	56	416.0	(5.2)	410.8
Equity securities	17	161.1	(10.3)	150.8
	666	$6,189.6	$(263.8)	$5,925.8
The gross unrealized loss position on the portfolio as of September 30, 2014, was $109.8, a decrease of $154.0 from $263.8 as of September 30, 2013. The decrease is due to investment grade credit spreads narrowing during this time period while US Treasury yields remained largely unchanged. The corporate portfolio experienced a decrease of $111.3 in the unrealized loss position from $160.2 to $48.9 due to improved pricing on most of the securities held in the portfolio. Also, strengthening conditions in the municipal bond market led to an improvement in the unrealized loss position for those municipal securities held in the portfolio; this segment demonstrated a narrowing of its unrealized loss position from $40.8 to $6.3.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $355.9 and an amortized cost of $330.3 as of September 30, 2014) and special revenue bonds (fair value of $903.9 and amortized cost of $819.6 as of September 30, 2014). Across all municipal bonds, the largest issuer represented 8.1% of the category, and the largest single municipal bond issuer represents less than 0.6% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 98.0% of our municipal bond exposure is rated NAIC 1.
At September 30, 2014, asset-backed securities was the largest dollar component of the $109.8 unrealized loss position, and this segment now represents 18.0% of the total unrealized loss versus 2.0% at the prior measurement period. During this time period, marks on CLO structures were lower as a result of the underperformance of their underlying collateral (leveraged loans) relative to fixed rate high yield debt as investors sought the incremental carry in fixed rate, longer duration high yield bonds.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2014 and 2013, were as follows:

	September 30, 2014				September 30, 2013
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	9	$78.3	$60.9	$(17.4)
Twelve months or greater	2	0.7	0.1	(0.6)	1	0.6	—	(0.6)
Total investment grade	2	0.7	0.1	(0.6)	10	78.9	60.9	(18.0)

Below investment grade:
Less than six months	—	—	—	—	1	—	—	—
Six months or more and less than twelve months	1	0.1	0.1	—	1	—	—	—
Twelve months or greater	4	0.4	—	(0.4)	2	0.4	—	(0.4)
Total below investment grade	5	$0.5	$0.1	$(0.4)	4	$0.4	$—	$(0.4)
Total	7	$1.2	$0.2	$(1.0)	14	$79.3	$60.9	$(18.4)
OTTI and Watch List
We have a policy and process in place to identify securities in our investment portfolio each quarter for which we should recognize impairments.
At each balance sheet date, we identify invested assets which have characteristics that create uncertainty as to our future assessment of an OTTI (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, we review not only a change in current price relative to the asset's amortized cost, but also the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically, for corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. On a quarterly basis, we review structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential OTTI and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. At September 30, 2014 and 2013, our watch list included only nine and fourteen securities, respectively, in an unrealized loss position with an amortized cost of $1.3 and $79.3, unrealized losses of $1.1 and $18.4, and a fair value of $0.2 and $60.9, respectively. Our analysis of these securities, which included cash flow testing results, demonstrated the September 30, 2014 and 2013 carrying values were fully recoverable.
There were nine and six structured securities on the watch list to which we had potential credit exposure as of September 30, 2014 and 2013, respectively. Our analysis of these structured securities, which included cash flow testing results, demonstrated the September 30, 2014 and 2013 carrying values were fully recoverable.

Exposure to International Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of September 30, 2014 and 2013.

We hold fixed maturity AFS securities with international exposure in non-European countries. At September 30, 2014 and 2013, 0.6% and 0.2% respectively, of the fair value of our fixed maturity AFS securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2). Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by region:

	September 30, 2014			September 30, 2013
(in millions)	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
Region:
Non-U.S. North America	$49.6	$51.0	0.3%	$20.0	$19.9	0.1%
Caribbean	53.8	55.4	0.3%	—	—	—%
Other	8.3	8.4	NM(a)	8.4	8.4	0.1%
Total	$111.7	$114.8	0.6%	$28.4	$28.3	0.2%
(a) NM - Not meaningful in comparison to total fair value of fixed maturity AFS securities. Percent of total fair value less than 0.1%.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2014, refer to Note 4, to our audited Consolidated Financial Statements.
Net Investment Income and Net Investment Gains
For discussion regarding our net investment income and net investment gains refer to Note 4 to our audited Consolidated Financial Statements.
Concentrations of Financial Instruments
For detail regarding our concentration of financial instruments refer to Note 3 to our audited Consolidated Financial Statements.
Derivatives
We are exposed to credit loss in the event of nonperformance by our counterparties on call options. We attempt to reduce this credit risk by purchasing such options from large, well-established financial institutions.
We also hold cash and cash equivalents received from counterparties for call option collateral, as well as U.S. Government securities pledged as call option collateral, if our counterparty’s net exposures exceed pre-determined thresholds. See Note 5 to our audited Consolidated Financial Statements for additional information regarding our derivatives and our exposure to credit loss on call options.

Liquidity and Capital Resources

Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided cash of $174.0, $335.7 and $300.0 in 2014, 2013 and 2012, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL. As a holding company with no operations of its own, FGL derives its cash primarily from its insurance subsidiaries and FGLH, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through FGLH to FGL.

The sources of liquidity of the holding company are principally comprised of dividends from subsidiaries, bank lines of credit (at FGLH level) and the ability to raise long-term public financing under an SEC-filed registration statement. These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding acquisitions and investment in core businesses.

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase). Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post to our counterparties would also decline (or increase).
Discussion of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal			Increase / (Decrease)
Cash provided by (used in):	2014	2013	2012	2014 compared to 2013	2013 compared to 2012

Operating activities	$174.0	$335.7	$300.0	$(161.7)	$35.7
Investing activities	(1,659.2)	(89.8)	53.1	(1,569.4)	(142.9)
Financing activities	857.3	(96.2)	(119.4)	953.5	23.2
Net (decrease) increase in cash and cash equivalents	$(627.9)	$149.7	$233.7	$(777.6)	$(84.0)

Operating Activities
Cash provided by operating activities totaled $174.0 for Fiscal 2014 as compared to cash provided by operating activities of $335.7 for Fiscal 2013. The $161.7 decline was principally due to an increase in policy acquisition costs of $90.9 resulting from an increase in product sales period over period and income taxes paid of $30.2 due to the increase in taxable income of the FGLIC and FGL NY.
Cash provided by operating activities totaled $335.7 for Fiscal 2013 as compared to cash provided of $300.0 for Fiscal 2012. The $35.7 increase in cash provided by operating activities is primarily due to a period over period change of the deferred tax asset of $407.1, a one-time $176.8 cash payment to reinsurers related to the Wilton Re reinsurance transaction in Fiscal 2012 and a $41.0 contingent purchase price reduction in Fiscal 2012. Offsetting these increases was a decrease in other operating activities of $366.5 and a decrease of $225.0 of interest credited and charges assessed to contractholders in Fiscal 2013.

Investing Activities
Cash used in investing activities was $1,659.2 for Fiscal 2014, as compared to cash used in investing activities of $89.8 for Fiscal 2013. The $1,569.4 increase in cash used in investing activities is principally due to a $1,605.3 increase in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.

Cash used in investing activities was $89.8 for Fiscal 2013, as compared to cash provided of $53.1 for Fiscal 2012. The $142.9 decrease in cash provided by investing activities is principally due to a $233.8 decrease in cash provided from sales, maturities and repayments, net of purchases of fixed maturity and equity securities.
Financing Activities
Cash provided by financing activities was $857.3 for Fiscal 2014 compared to cash used in financing activities of $96.2 for Fiscal 2013. The $953.5 increase in cash provided by financing activities was primarily related to the receipt of $175.5 of net cash proceeds from the issuance of common stock in connection with our IPO, an increase in cash provided by $1,093.7 from the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments. The increase was also due to a $39.3 decrease in dividends paid to our parent company, HGI, and to our stockholders period over period. These increases are offset by the $300.0 proceeds received from issuance of debt in FY2013.
Cash used in financing activities was $96.2 for Fiscal 2013 as compared to cash used of $119.4 for Fiscal 2012. The $23.2 decrease is primarily the result of cash used of $415.0 for redemptions and payments, net of proceeds from the issuance of investment contracts, offset by an increase in capital contributions of $107.7 and $300.0 of proceeds from issuance of new debt. Also contributing to the decrease in cash used in Fiscal 2013 was a repayment of the $95.0 surplus note in Fiscal 2012, offset by an increase in dividends paid of $53.6.

Sources of Cash Flow

Dividends from Insurance Subsidiaries, Statutory Capital and Risk-Based Capital

The Company’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2013, in accordance with applicable dividend restrictions, the Company’s subsidiaries could pay “ordinary” dividends of $124.4 to FGLH in 2014, less any dividends paid during the immediately preceding 12 month period. The Company did not declare or pay any dividends to FGLH during the 12 month period ended September 30, 2014. Therefore, FGL Insurance is able to declare an ordinary dividend up to $124.4 with respect to its 2013 statutory results, subject to management’s discretion.
FGLIC and FGL NY Insurance are subject to minimum RBC requirements established by the insurance departments of their applicable state of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC, as defined by the NAIC, to RBC requirements, as defined by the NAIC. FGLIC and FGL NY Insurance exceeded the minimum RBC requirements that would require regulatory or corrective action for all periods presented herein. RBC is an important factor in the determination of the financial strength ratings of FGLIC.
FGLIC and FGL NY Insurance are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile of the respective insurance subsidiary. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus.

Statutory capital and surplus of FGLIC and our other insurance subsidiaries is as follows for the periods presented:

(in millions)	As of September 30, 2014	As of September 30, 2013
Subsidiary Name:
Fidelity & Guaranty Life Insurance Company	$1,134.4	$1,064.3
Fidelity & Guaranty Life Insurance Company of New York	64.1	62.2
Raven Reinsurance Company	188.8	157.8
We monitor the ratio of our insurance subsidiaries’ TAC to company action level risk-based capital (“CAL”). A ratio in excess of either (i) 100% or (ii) 150% if there is a negative trend, indicates that the insurance subsidiary is not required to take any corrective actions to increase capital levels at the direction of the applicable state of domicile.
The ratio of TAC to CAL for FGLIC and FGL NY Insurance is set out below for the periods presented:

	As of September 30, 2014			As of September 30, 2013
(in millions)	CAL	TAC	Ratio	CAL	TAC	Ratio
Fidelity & Guaranty Life Insurance Company	317.9	1,253.2	394.2%	$252.6	$1,135.5	449.5%
Fidelity & Guaranty Life Insurance Company of New York	8.8	66.6	755.0%	$8.0	$63.9	803.0%

Debt
In March 2013, FGLH issued $300.0 aggregate principal amount of 6.375% Senior Notes due April 1, 2021, at par value pursuant to the indenture, dated as of March 27, 2013, between FGLH, certain of its subsidiaries from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), and the first supplemental indenture dated as of March 27, 2013, between FGLH, certain of its subsidiaries from time to time parties thereto and the Trustee. The Senior Notes bear interest at a rate of 6.375% per annum. Interest on the Senior Notes is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing October 1, 2013. As of September 30, 2014, FGLH had outstanding approximately $300.0 aggregate principal amount of the Senior Notes.
As of August 26, 2014, FGLH, as borrower, and the Company as guarantor, entered into a three-year $150.0 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes.
Debt Covenants
The Credit Agreement contains a number of covenants that, among other things, limit or restrict the ability of FGLH and its subsidiaries to incur debt and issue certain capital stock, incur liens, make certain asset dispositions or dispositions of subsidiary stock, enter into transactions with affiliates, change the nature of its business, enter into mergers, consolidations or transfers of all or substantially all assets, declare or pay dividends, redeem stock or prepay certain indebtedness (including the Senior Notes), make investments, modify certain agreements, enter into restrictive agreements or change its accounting policies. The Credit Agreement also contains certain affirmative covenants, including financial and other reporting requirements. In addition, under the Credit Agreement, FGLH is required to comply with the following financial maintenance covenants at the end of each fiscal quarter: (1) our total shareholders’ equity (as defined in the Credit Agreement) shall not be less than the sum of (a) $910, (b) 50% of Consolidated Net Income (as defined in the Credit Agreement) since the closing date and (c) 50% of all equity issuances of FGL since the closing date and (2) debt to total capitalization (as defined in the Credit Agreement) shall not be more than 35%. As of the date of this filing, FGLH is in compliance with all such covenants.
The indenture governing the Senior Notes contains a number of covenants that, among other things, limit or restrict FGLH’s ability and the ability of FGLH’s restricted subsidiaries to incur debt, incur liens, make certain asset dispositions or dispositions of subsidiary stock, enter into transactions with affiliates, enter into mergers, consolidations or transfers of all or substantially all assets, declare or pay dividends, redeem stock or prepay certain indebtedness, make investments or enter into restrictive agreements. The indenture governing the Senior Notes also contains certain affirmative covenants, including financial and other reporting requirements. Most of these covenants will cease to apply for so long as the Senior Notes have investment grade ratings from both Moody’s and S&P. As of the date of this filing, FGLH is in compliance with all such covenants.

Credit Ratings

Our indicative credit ratings published by the primary rating agencies are set forth below. Securities are rated at the time of issuance so actual ratings may differ from the indicative ratings. There may be other rating agencies that also provide credit ratings, which we do not disclose in our reports.

The long-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

	Financial Strength Rating Scale	Senior Unsecured Notes Credit Rating Scale
Rating Agency
A.M. Best(1)	“A++” to “S”	“aaa to rs”
S&P(2)	“AAA” to “R”	“AAA to D”
Moody's(3)	“Aaa” to “C”	“Aaa to C”
Fitch(4)	“AAA” to “C”	“AAA to D”

(1)
A.M. Best’s financial strength rating is an independent opinion of an insurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations. It is based on a comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. A.M. Best’s long-term credit ratings reflect its assessment of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. Ratings from “aa” to “ccc” may be enhanced with a “+” (plus) or “-” (minus) to indicate whether credit quality is near the top or bottom of a category. A.M. Best’s short-term credit rating is an opinion to the ability of the rated entity to meet its senior financial commitments on obligations maturing in generally less than one year.

(2)
S&P’s insurer financial strength rating is a forward-looking opinion about the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. A “+” or “-” indicates relative standing within a category. An S&P credit rating is an assessment of default risk, but may incorporate an assessment of relative seniority or ultimate recovery in the event of default. Short-term issuer credit ratings reflect the obligor’s creditworthiness over a short-term time horizon.

(3)
Moody’s financial strength ratings are opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations. Moody’s appends numerical modifiers 1, 2, and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. Moody’s long-term credit ratings are opinions of the relative credit risk of fixed-income obligations with an original maturity of one year or more. They address the possibility that a financial obligation will not be honored as promised. Moody’s short-term ratings are opinions of the ability of issuers to honor short-term financial obligations.

(4)
Fitch’s financial strength ratings provide an assessment of the financial strength of an insurance organization. The IFS Rating is assigned to the insurance company’s policyholder obligations, including assumed reinsurance obligations and contract holder obligations, such as guaranteed investment contracts. Within long-term and short-term ratings, a “+” or a “-” may be appended to a rating to denote relative position within major rating categories.

A downgrade of our debt ratings could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described in “Part I - Item 1. Business - Ratings.” All ratings are on outlook stable. All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we can maintain these ratings. Each rating should be evaluated independently of any other rating.

Preferred Stock

Under our amended and restated certificate of incorporation, our board of directors has the authority, without further action by our shareholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designation, powers, preferences and the relative participating, optional or other special rights and the qualifications, limitations and restrictions of each series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series.
Currently, no shares of our authorized preferred stock are outstanding. Because the board of directors has the power to establish the preferences and rights of the shares of any series of preferred stock, it may afford holders of any preferred stock preferences, powers and rights, including voting and dividend rights, senior to the rights of holders of our common stock, which could adversely affect the holders of the common stock and could delay, discourage or prevent a takeover of us even if a change of control of our company would be beneficial to the interests of our shareholders.
FHLB
We are currently a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and are required to maintain a collateral deposit that backs any funding agreements issued. We have the ability to obtain funding from the FHLB based on a percentage of the value of our assets, subject to the availability of eligible collateral. Collateral is pledged based on the outstanding balances of FHLB funding agreements. The amount of funding varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, U.S. government agency notes and mortgage-backed securities are pledged to the FHLB as collateral. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of asset are monitored and additional collateral is either pledged or released as needed.
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of September 30, 2014 and 2013, we had $525.8 and $551.4 in non-putable funding agreements, respectively, included under contract owner account balances on our consolidated balance sheet. As of September 30, 2014 and 2013, we had assets with a market value of approximately $579.3 and $604.9, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our consolidated balance sheets.
Collateral-Derivative Contracts
Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of September 30, 2014 and 2013, $188.0 and $72.0 collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

Uses of Cash Flow
Contractual Obligations
The following table summarizes, as of September 30, 2014, our contractual obligations that were fixed and determinable and the payments due under those obligations in the following periods.

	Payment Due by Fiscal Period
(in millions)	Total	2015	2016 and 2017	2018 and 2019	After 2019
Annuity and universal life products(a)	$21,022.0	$1,976.3	$4,085.9	$3,433.0	$11,526.8
Operating leases	10.6	1.5	3.0	3.1	3.0
Debt	300.0	—	—	—	300.0
Interest expense	124.1	19.1	38.2	38.2	28.6
Total	$21,456.7	$1,996.9	$4,127.1	$3,474.3	$11,858.4

(a)
Amounts shown in this table are projected payments through the year 2030 which we are contractually obligated to pay our annuity and IUL policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience, but actual amounts will differ.

Return of Capital to Common Stockholders

One of the Company’s primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases. In determining dividends, the Board of Directors takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

In Fiscal 2014, three equal dividend payments of $3.8 were paid to shareholders outstanding during March 2014, May 2014, and August 2014 and a special dividend of $43.0 was paid to HGI in December 2013 at the time of the Company's IPO. We intend to continue to pay cash dividends on such shares so long as we have sufficient capital and/or future earnings to do so, while retaining most of our future earnings, if any, for use in our operations and the expansion of our business.

On September 2, 2014, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of the Company's outstanding shares of common stock over the next 12 months. No repurchases were made pursuant to such authorized plan during the fourth quarter of Fiscal 2014.
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
The F&G Stock Purchase Agreement between HFG and OMGUK includes a Guarantee and Pledge Agreement which creates certain obligations for FGLH as a grantor and also grants a security interest to OMGUK of our equity interest in FGLH and FGLH’s equity interest in FGL Insurance in the event that HFG fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. We are not aware of any events or transactions that resulted in non-compliance with the Guarantee and Pledge Agreement.
As of August 26, 2014 FGLH, a wholly owned subsidiary of FGL, as borrower, and the Company as guarantor, entered into a three-year $150.0 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes.
We have no unfunded investment commitments as of the date of this filing.

Recent Accounting Pronouncements
Offsetting Assets and Liabilities
In December 2011, the FASB issued amended disclosure requirements for offsetting financial assets and financial liabilities to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards. The new standards are effective for the Company beginning in the first quarter of its fiscal year ended September 30, 2013. ASU 2011-11 was adopted by the Company effective October 1, 2013. FGL does not offset any of its derivative transactions, including bifurcated embedded derivatives, in its statement of financial position. The Company only enters into purchased equity option and long futures contracts transactions. The Company has not entered into any repurchase and reverse repurchase agreements or securities borrowing and lending transactions. Accordingly, no additional disclosures are required.
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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
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

The duration of the investment portfolio, excluding cash and cash equivalents, derivatives and policy loans, as of September 30, 2014, is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0	$2,709.3	16.2%
1	1,245.7	7.6%
2	1,300.3	7.8%
3	1,447.6	8.7%
4	952.6	5.7%
5	976.8	5.9%
6	1,136.9	6.8%
7	1,773.3	10.6%
8	692.2	4.1%
9	638.0	3.8%
10	424.4	2.5%
11	648.9	3.9%
12	1,081.5	6.5%
13	753.1	4.5%
14	572.4	3.4%
15-20	331.0	2.0%
Total	$16,684.0	100.0%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The carrying value of our fixed maturity portfolio totaled $17.4 billion and $15.5 billion at September 30, 2014 and 2013, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In connection with the use of call options, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst five different approved counterparties to limit the concentration in one counterparty. Our policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with the equivalent of a Standard & Poor's Ratings Services ("S&P") rating of A- or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 5 to our Consolidated Financial Statements for additional information regarding our exposure to credit loss.

Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2014				September 30, 2013
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,239.9	$92.7	$52.5	$40.2	$2,037.8	$70.7	$—	$70.7
Deutsche Bank	A+/A3/A	2,810.0	108.0	72.5	35.5	1,620.4	51.7	23.0	28.7
Morgan Stanley	*/A3/A	2,294.7	85.0	63.0	22.0	2,264.1	75.7	49.0	26.7
Royal Bank of Scotland	A-/*/A-	—	—	—	—	364.3	20.3	—	20.3
Barclay's Bank	A/A2/A-	258.0	10.6	—	10.6	120.8	3.4	—	3.4
		$7,602.6	$296.3	$188.0	$108.3	$6,407.4	$221.8	$72.0	$149.8
(a) Credit rating as of September 30, 2014 except for Royal Bank of Scotland which is as of September 30, 2013. An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of September 30, 2014:

(dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reinsurance	$1,508.8	A	Not Rated	Not Rated
Front Street Re	1,267.2	Not Rated	Not Rated	Not Rated
Security Life of Denver	171.8	A	A-	A3
Scottish Re	139.1	Not Rated	Not Rated	Not Rated
London Life	109.8	A	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of September 30, 2014 that would require an allowance for uncollectible amounts.
Equity Price Risk
We are primarily exposed to equity price risk through certain insurance products, specifically those products with GMWB. We offer a variety of FIA contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing GMWB incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our net income. The rate of amortization of intangibles related to FIA products and the cost of providing GMWB could also increase if equity market performance is worse than assumed.
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
The derivatives are used to fund the FIA contract index credits and the cost of the call options purchased is treated as a component of spread earnings. While the FIA hedging program does not explicitly hedge GAAP income volatility, the FIA hedging program tends to mitigate a significant portion of the GAAP reserve changes associated with movements in the equity market and risk-free rates. This is due to the fact that a key component in the calculation of GAAP reserves is the market valuation of the current term embedded derivative. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a reasonable match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges which are put in place are only intended to cover exposures expected to remain until the end of an indexing term. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, we incur a raw hedging loss.
See Note 5 to our Consolidated Financial Statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. For Fiscal 2014, the annual index credits to policyholders on their anniversaries were $384.0. Proceeds received at expiration on options related to such credits were $363.0. The shortfall is funded by our net investment spread earnings and futures income.
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
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and non-controlling interest.
Interest Rate Risk
We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. If interest rates were to increase 100 basis points from levels at September 30, 2014, the estimated fair value of our fixed maturity securities would decrease by approximately $1,002.6 of which $51.8 relates to the FSRCI funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the FSRCI funds withheld assets and be reflected in the Company’s Consolidated Statement of Operations. The impact on shareholders’ equity of such decrease, net of income taxes and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $464.0 in AOCI and a decrease of $438.2 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at September 30, 2014, the estimated impact on the embedded derivative liability of such a decrease would be an increase of $29.7. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by these simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring recognition of an OTTI, would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet liquidity needs. Our liquidity needs are managed using the surrender and withdrawal provisions of the annuity contracts and through other means.
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $69.7, our call option investments to decrease by approximately $191.2 based on equity positions and our FIA embedded derivative liability to decrease by approximately $238.1 as of September 30, 2014. Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.

Item 8. Financial Statements and Supplementary Data
The Reports of Independent Registered Public Accounting Firms, the Company’s consolidated financial statements and notes to the Company’s consolidated financial statements appear in a separate section of this Form 10-K (beginning on Page F-2 following Part IV). The index to the Company’s consolidated financial statements appears on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Controls over Financial Reporting
An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information regarding Directors of the Company is incorporated by reference from the discussion under the headings “Proposal 1 - Election of Directors”, “Directors”, “Nominees for Election as Directors” and “Continuing Directors” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after September 30, 2014 (the “2015 Proxy Statement”).
Executive Officers
Information regarding Executive Officers of the Company is incorporated by reference from the discussion under the heading “Executive Officers” in the Company’s 2015 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2015 Proxy Statement.
Code of Ethics
Information regarding the Company’s Code of Conduct and Ethics is incorporated by reference from the discussion under the heading “Corporate Governance Guidelines and Code of Ethics and Business Conduct” in the Company’s 2015 Proxy Statement.
Director Nominations
Information regarding material changes, if any, to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors is incorporated by reference from the discussion under the heading “Proposal 1 - Election of Directors” in the Company’s 2015 Proxy Statement.
Audit Committee and Audit Committee Financial Expert
Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is incorporated by reference from the discussion under the headings “Information About Committees of Our Board, Audit Committee” and “Audit Committee Report” in the Company’s 2015 Proxy Statement.

Item 11. Executive Compensation
Information regarding executive compensation and other related disclosures required by this Item are incorporated by reference from the discussion under the headings “Compensation Discussion and Analysis”, “Compensation and Benefits”, “Compensation Committee Report”, “Executive Compensation”, “Director Compensation”, and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on the securities authorized for issuance under the Company’s compensation plans (including any individual compensation arrangements) is incorporated by reference from the discussion under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2015 Proxy Statement.

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning transactions with related persons and the review, approval or ratification thereof is incorporated by reference from the discussion under the heading “Certain Relationships and Related Party Transactions” in the Company’s 2015 Proxy Statement.
Information concerning director independence is incorporated by reference from the discussion under the heading “Directors Independence” in the Company’s 2015 Proxy Statement.

Item 14. Principal Accounting Fees and Services
Information concerning the fees for professional services rendered by the Company’s registered public accounting firm and the pre-approval policies and procedures of the Company’s Audit Committee is incorporated by reference from the discussion under the heading “Principal Accountant Fees and Services” in the Company’s 2015 Proxy Statement.

PART IV
Item 15.     Exhibits, Financial Statements and Schedules
List of Documents Filed
1) Financial Statements
See Index to Consolidated Financial Statements on Page F-1 following this Part IV.
2) Financial Statement Schedules
Schedule I - Summary of Investments - Other than Investments in Related Parties
Schedule II - Condensed Financial Information of Parent Only
Schedule III - Supplementary Insurance Information
Schedule IV - Reinsurance
All other schedules have been omitted since they are either not applicable or the information is contained within the accompanying consolidated financial statements.

List of Exhibits
The following is a list of exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of Fidelity & Guaranty Life (incorporated by reference to our Registration Statement on Form S-8, filed on December 13, 2013 (File No. 333-192849)).
3.2	Second Amended and Restated Bylaws of Fidelity & Guaranty Life (incorporated by reference to our Current Report on Form 8-K, filed on October 7, 2014 (File No. 001-36227)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-192849)).
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

4.5
Registration Rights Agreement, dated December 18, 2013, between Fidelity & Guaranty Life, and Harbinger Group, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q, filed on February 7, 2014 (file No. 001-36227)).

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

10.7	Form of Director Indemnification Agreement (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880)).
10.8	Fidelity & Guaranty Life Employee Incentive Plan (incorporated by reference to our Registration Statement on Form S-1/A, filed on October 17, 2013 (File No. 333-190880)).
10.9	Fidelity & Guaranty Life 2013 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-190880)).
10.10	Form of Fidelity & Guaranty Life 2013 Non-Statutory Stock Option Agreement (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880)).
10.11	Form of Fidelity & Guaranty Life 2013 Restricted Stock Agreement (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880)).

10.12	Form of Fidelity & Guaranty Life Performance RSU Grant Agreement (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880)).
10.13
Form of Second Amended and Restated Fidelity & Guaranty Life Holdings, Inc. Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-190880)).

10.14
Form of Amendment No. 1 to the Fidelity & Guaranty Life Holdings, Inc. 2012 Dividend Equivalent Plan (incorporated by reference to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-190880)).

10.15	Form of Amendment No. 1 to the Restricted Stock Agreement (incorporated by reference to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-190880)).
10.16
Form of Amendment No. 2 to the Restricted Stock Agreement between Leland C. Launer, Jr. and Fidelity & Guaranty Life Holdings, Inc. (incorporated by reference to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-190880)).

10.17
Form of Fidelity & Guaranty Life 2013 Restricted Stock Agreement for Compensation Committee Members (incorporated by reference to our Quarterly Report on Form 10-Q, filed on February 7, 2014 (File No. 001-36227)).

10.18
Form of Fidelity & Guaranty Life 2013 Non-Statutory Stock Option Agreement for Compensation Committee Members (incorporated by reference to our Quarterly Report on Form 10-Q, filed on February 7, 2014 (File No. 001-36227)).

10.19	Form of Fidelity & Guaranty Life 2013 Unrestricted Stock Agreement (incorporated by reference to our Quarterly Report on Form 10-Q, filed on February 7, 2014 (File No. 001-36227)).
10.20
Form of Fidelity & Guaranty Life 2013 Unrestricted Stock Agreement for Compensation Committee Members (incorporated by reference to our Quarterly Report on Form 10-Q, filed on February 7, 2014 (File No. 001-36227)).

10.21
Credit Agreement between Fidelity & Guaranty Life Holdings, Inc. as borrower, the Company as guarantor, and RBC Capital Markets and Credit Suisse Securities (USA) LLC together as joint lead arrangers for the lenders, dated as of August 26, 2014 (incorporated by reference to our Current Report on Form 8-K, filed on August 26, 2014 (File No. 001-36227)).

10.22	Revolving Loan Note, dated August 26, 2014 (incorporated by reference to our Current Report on Form 8-K, filed on August 26, 2014 (File No. 001-36227)).
10.23
Guarantee Agreement, dated as of August 26, 2014, among Fidelity & Guaranty Life, other Guarantors, and Royal Bank of Canada, as Administrative Agent (incorporated by reference to our Current Report on Form 8-K, filed on August 26, 2014 (File No. 001-36227)).

10.24
Employment Agreement, dated October 6, 2014, between Chris Littlefield and Fidelity & Guaranty Life Business Services, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on October 7, 2014 (File No. 001-36227)).

21*	Subsidiaries of the Company.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Power of Attorney (set forth on the signature page).
31.1 *	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF *	XBRL Taxonomy Definition Linkbase.
101.LAB *	XBRL Taxonomy Extension Label Linkbase.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY & GUARANTY LIFE (Registrant)

Date:	November 19, 2014	By:	/s/ Dennis R. Vigneau
Senior Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)
POWERS OF ATTORNEY
KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Leland C. Launer Jr. and Dennis R. Vigneau, and each of them, acting individually, as his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeLand C. Launer, Jr.
Leland C. Launer, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2014
/s/ Dennis R. Vigneau
Dennis R. Vigneau	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 19, 2014
/s/ Phillip J. Gass
Phillip J. Gass	Chairman	November 19, 2014
/s/ Omar M. Asali
Omar M. Asali	Director	November 19, 2014
/s/ William J. Bawden
William J. Bawden	Director	November 19, 2014
/s/ James M. Benson
James M. Benson	Director	November 19, 2014
/s/ Kostas Cheliotis
Kostas Cheliotis	Director	November 19, 2014
/s/ Kevin J. Gregson
Kevin J. Gregson	Director	November 19, 2014
/s/ William P. Melchionni
William P. Melchionni	Director	November 19, 2014
/s/ John H. Tweedie
John H. Tweedie	Director	November 19, 2014
/s/ Thomas A. Williams
Thomas A. Williams	Director	November 19, 2014

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Fidelity & Guaranty Life:
We have audited the accompanying consolidated balance sheets of Fidelity & Guaranty Life and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules I to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity & Guaranty Life and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
November 19, 2014

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2014	September 30, 2013

ASSETS
Investments:
Fixed maturities securities, available-for-sale, at fair value (amortized cost: 2014 - $16,691.9; 2013 - $15,301.6)	$17,434.6	$15,541.4
Equity securities, available-for-sale, at fair value (cost: 2014 - $679.0; 2013 - $274.6)	697.7	271.1
Derivative investments	296.3	221.8
Other invested assets	372.9	188.2
Total investments	18,801.5	16,222.5
Related party loans	112.7	119.0
Cash and cash equivalents	576.4	1,204.3
Accrued investment income	181.8	159.3
Reinsurance recoverable	3,664.8	3,728.6
Intangibles, net	515.0	523.3
Deferred tax assets	137.4	240.6
Other assets	163.1	205.2
Total assets	$24,152.7	$22,402.8

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$16,463.5	$15,248.2
Future policy benefits	3,504.3	3,556.8
Funds withheld for reinsurance liabilities	1,330.8	1,407.7
Liability for policy and contract claims	58.1	51.5
Long-term debt	300.0	300.0
Other liabilities	836.8	700.0
Total liabilities	22,493.5	21,264.2

Commitments and contingencies

Shareholders' equity:
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued at September 30, 2014)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 58,442,721 shares issued and outstanding at September 30, 2014; 47,000,000 shares issued and outstanding at September 30, 2013)	0.6	—
Additional paid-in capital	702.1	527.1
Retained earnings	606.9	498.6
Accumulated other comprehensive income	349.6	112.9
Total shareholders' equity	1,659.2	1,138.6
Total liabilities and shareholders' equity	$24,152.7	$22,402.8

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Year ended September 30,
	2014	2013	2012

Revenues:
Premiums	$55.6	$58.7	$55.3
Net investment income	759.5	708.0	716.2
Net investment gains	306.7	517.7	410.0
Insurance and investment product fees and other	68.3	61.7	40.5
Total revenues	1,190.1	1,346.1	1,222.0
Benefits and expenses:
Benefits and other changes in policy reserves	787.5	532.9	777.4
Acquisition and operating expenses, net of deferrals	101.7	109.8	123.9
Amortization of intangibles	89.6	184.5	160.7
Total benefits and expenses	978.8	827.2	1,062.0
Operating income	211.3	518.9	160.0
Interest expense	(22.5)	(11.5)	(2.6)
Gain on contingent purchase price reduction	—	—	41.0
Income before income taxes	188.8	507.4	198.4
Income tax expense (benefit)	26.1	159.7	(145.7)
Net income	$162.7	$347.7	$344.1

Net income per common share - adjusted to reflect stock split:

Basic	$2.91	$7.40	$7.32
Diluted	$2.90	$7.40	$7.32
Weighted average common shares used in computing net income per common share:
Basic	55,969,912	47,000,000	47,000,000
Diluted	56,011,436	47,000,000	47,000,000

Cash dividend per common share	$1.11	$1.99	$0.85

Supplemental disclosures:
Total other-than-temporary impairments	$(0.7)	$(2.9)	$(24.3)
Portion of other-than-temporary impairments included in other comprehensive income	—	—	(1.5)
Net other-than-temporary impairments	(0.7)	(2.9)	(22.8)
Gains on derivative instruments	205.7	174.6	146.0
Other investment gains	101.7	346.0	286.8
Total net investment gains	$306.7	$517.7	$410.0

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year ended September 30,
	2014	2013	2012

Net income	$162.7	$347.7	$344.1

Other comprehensive income (loss)
Unrealized investment gains (losses):
Changes in unrealized investment gains (losses) before reclassification adjustment	622.3	(488.6)	906.5
Net reclassification adjustment for (gains) included in net investment gains	(101.0)	(333.4)	(263.9)
Changes in unrealized investment gains (losses) after reclassification adjustment	521.3	(822.0)	642.6
Adjustments to intangible assets	(157.0)	327.3	(218.5)
Changes in deferred income tax asset/liability	(127.6)	173.1	(148.5)
Net unrealized gains (losses) on investments	236.7	(321.6)	275.6
Non-credit related other-than-temporary impairment:
Changes in non-credit related other-than-temporary impairment	—	—	(1.5)
Adjustments to intangible assets	—	—	0.6
Changes in deferred income tax asset/liability	—	—	0.3
Net non-credit related other than-temporary impairment	—	—	(0.6)
Net change to derive comprehensive income (loss) for the period	236.7	(321.6)	275.0
Comprehensive income, net of tax	$399.4	$26.1	$619.1

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital/Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, September 30, 2011	—	$—	$379.4	$136.6	$159.5	$675.5
Capital contributions from Harbinger Group Inc.	—	—	36.0	—	—	36.0
Dividends	—	—	—	(40.0)	—	(40.0)
Net income	—	—	—	344.1	—	344.1
Unrealized investment gains, net	—	—	—	—	275.6	275.6
Non-credit related other-than-temporary impairments	—	—	—	—	(0.6)	(0.6)
Stock compensation	—	—	0.2	—	—	0.2
Balance, September 30, 2012	—	—	415.6	440.7	434.5	1,290.8
Capital contributions from Harbinger Group Inc.	—	—	111.7	—	—	111.7
Dividends	—	—	—	(93.7)	—	(93.7)
Distributions to Harbinger Group Inc. and subsidiaries	—	—	—	(196.1)	—	(196.1)
Net income	—	—	—	347.7	—	347.7
Unrealized investment losses, net	—	—	—	—	(321.6)	(321.6)
Stock compensation	—	—	(0.2)	—	—	(0.2)
Balance, September 30, 2013	—	—	527.1	498.6	112.9	1,138.6
Dividends	—	—	—	(54.4)	—	(54.4)
Stock split	—	0.5	(0.5)	—	—	—
Proceeds from issuance of common stock, net of transaction fees	—	0.1	172.5	—	—	172.6
Net income	—	—	—	162.7	—	162.7
Unrealized investment gains, net	—	—	—	—	236.7	236.7
Stock compensation	—	—	3.0	—	—	3.0
Balance, September 30, 2014	$—	$0.6	$702.1	$606.9	$349.6	$1,659.2

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended September 30,
	2014	2013	2012

Cash flows from operating activities:
Net income	$162.7	$347.7	$344.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of properties	5.1	3.9	2.8
Amortization of intangibles	89.6	184.5	160.7
Stock-based compensation	7.5	5.9	0.2
Amortization of debt issuance costs	3.4	1.7	—
Deferred income taxes	(24.7)	187.0	(220.0)
Gain on contingent purchase price reduction	—	—	(41.0)
Interest credited/index credits and other changes to contractholder account balances	658.9	378.4	586.8
(Accretion) amortization of fixed maturity discounts and premiums	(43.1)	16.7	86.9
Net recognized (gains) on investments and derivatives	(306.7)	(517.6)	(410.0)
Charges assessed to contractholders for mortality and administration	(44.7)	(31.5)	(14.9)
Deferred policy acquisition costs	(238.3)	(147.4)	(194.9)
Cash transferred to reinsurer	—	—	(176.8)
Changes in operating assets and liabilities:
Accrued investment income	(22.5)	31.8	15.2
Reinsurance recoverable	(15.9)	(1,400.6)	(89.1)
Future policy benefits	(52.5)	(58.0)	16.6
Funds withheld for reinsurance liabilities	(101.1)	1,517.7	—
Collateral posted	63.5	72.0	49.3
Liability for policy and contract claims	6.6	(39.6)	34.4
Other assets and other liabilities	26.2	(216.9)	149.7
Net cash provided by operating activities	174.0	335.7	300.0
Cash flows from investing activities:
Proceeds from investments sold, matured or repaid:
Fixed maturities	5,033.4	8,920.1	5,723.3
Equity securities	50.7	68.7	110.2
Derivatives instruments and other invested assets	534.6	317.6	157.6
Cost of investments acquired:
Fixed maturities	(6,341.4)	(8,896.7)	(5,583.5)
Equity securities	(433.4)	(132.6)	(56.6)
Derivatives instruments and other invested assets	(500.1)	(328.0)	(141.6)
Related party loans	6.4	(34.9)	(150.1)
Capital expenditures	(9.4)	(4.0)	—
Other investing activities, net	—	—	(6.2)
Net cash (used in) investing activities	(1,659.2)	(89.8)	53.1
Cash flows from financing activities:
Capital contributions	—	111.7	4.0
Proceeds from issuance of common stock, net of transaction fees	175.5	—	—
Dividends paid	(54.4)	(93.7)	(40.0)
Distributions to Harbinger Group Inc.	—	(47.1)	—
Proceeds from issuance of new debt	—	300.0	—
Repayments of debt	—	—	(95.0)
Debt issuance costs	(3.5)	(10.2)	—
Contractholder account deposits	2,364.9	1,361.8	2,040.5
Contractholder account withdrawals	(1,625.2)	(1,715.8)	(1,979.6)
Advances from Harbinger Group Inc.	—	—	(49.3)
Payment of offering costs	—	(2.9)	—
Net cash provided by (used in) financing activities	857.3	(96.2)	(119.4)
Change in cash and cash equivalents	(627.9)	149.7	233.7
Cash and cash equivalents at beginning of period	1,204.3	1,054.6	820.9
Cash and cash equivalents at end of period	$576.4	$1,204.3	$1,054.6

Supplemental disclosures of cash flow information:
Interest paid	$19.1	$—	$2.6
Income taxes paid	$33.9	$3.7	$8.1
Distribution of non-cash assets to Harbinger Group Inc. and subsidiaries	$—	$122.8	$—
Non-cash adjustment to retained earnings (see Note 2)	$—	$(26.3)	$—

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Nature of Business
Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC (“HFG”) (“FGL”) and, collectively with its subsidiaries, the “Company”) is a subsidiary of Harbinger Group Inc. (“HGI”). HGI is a diversified holding company focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries. FGL and HGI’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbols “FGL” and “HRG,” respectively. In January of 2014, HGI transferred HGI’s ownership interest in FGL common shares to FS Holdco II, Ltd. ("FS Holdco") which is a direct wholly-owned subsidiary of HGI. HGI indirectly held 47,000,000 shares of FGL's outstanding common stock, representing an 80.4% interest at September 30, 2014.
Dollar amounts in the accompanying footnotes are presented in millions, unless otherwise noted.
On August 9, 2013, the Company distributed its ownership interests in its wholly-owned subsidiaries, HGI Real Estate, LLC. and FS Holdco to HGI and HGI's subsidiaries. Beginning on August 9, 2013 with the distribution of FS Holdco, the Company’s financial statements reflect the 10.0% reinsurance agreement, whereby FGL cedes 10.0% of its in-force annuity block not already reinsured on a funds withheld basis to Front Street Re (Cayman) Ltd. (“FSRCI”), a subsidiary of FS Holdco. On August 23, 2013 the Company also distributed and assigned to HGI all of its rights in the interests, liabilities and obligations under its litigation against OM Group (UK) Limited (“OMGUK”) related to claimed $50.0 purchase price adjustment in connection with HFG's acquisition of Fidelity & Guaranty Life Holdings, Inc. ("FGLH") on April 6, 2011.
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
Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. We currently distribute and service primarily fixed rate annuities, including FIAs. Therefore, we have only one reporting segment that our chief operating decision makers use to manage our business. Premiums and annuity deposits (net of coinsurance), which are not included as revenues (except for traditional premiums) in the accompanying Consolidated Statements of Operations, collected during the years ended September 30, 2014, 2013 and 2012, by product type were as follows:

	Year ended September 30,
Product Type	2014	2013	2012
Fixed indexed annuities	$1,451.4	$983.1	$1,614.2
Fixed rate annuities	707.9	38.0	64.7
Single premium immediate annuities	9.7	7.3	7.8
Life insurance (a)	142.8	118.9	86.0
Total	$2,311.8	$1,147.3	$1,772.7

(a)	Life insurance includes Universal Life (“UL”) and traditional life insurance products.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

(2) Significant Accounting Policies and Practices
Principles of Consolidation
The accompanying audited consolidated financial statements include the accounts of FGL and all other entities in which FGL has a controlling financial interest (none of which are variable interest entities). All intercompany accounts and transactions have been eliminated in consolidation.
Revision to Previously Issued Financial Statements

In 2014, the Company identified an immaterial error related to the accounting for the distribution of FS Holdco to its parent HGI on August 9, 2013 because a consolidating elimination entry associated with a reinsurance agreement between FGL Insurance and FSRCI was not appropriately removed. The Company reviewed the impact of this error on the prior periods in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” and determined that the error was not material to the prior periods. The Company has corrected the Consolidated Balance Sheet and Consolidated Statement of Changes in Shareholders’ Equity as of and for the year ended September 30, 2013 by decreasing intangible assets and retained earnings by $40.5 and $26.3, respectively and increasing deferred tax assets by $14.2. This revision had no impact on prior period line items in the Consolidated Statements of Operations or Comprehensive Income, including net income, earnings per share and other comprehensive income.  The revision also had no impact on the Consolidated Statements of Cash Flow.
Revenue Recognition
Insurance Premiums
The Company’s insurance premiums for traditional life insurance products are recognized as revenue when due from the contractholder. The Company’s traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of term life insurance and certain annuities with life contingencies.
Premium collections for fixed indexed and fixed rate annuities, indexed universal life (“IUL”) policies and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments.
Net Investment Income
Dividends and interest income, recorded in “Net investment income”, are recognized when earned. Amortization of premiums and accretion of discounts on investments in fixed maturity securities are reflected in “Net investment income” over the contractual terms of the investments in a manner that produces a constant effective yield.
For mortgage-backed securities, included in the fixed maturity available-for-sale (“AFS”) securities portfolios, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in “Net investment income’’.
Net Investment Gains (Losses)
Net investment gains (losses) include realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments of AFS investments, and gains and losses on derivative investments. Realized gains and losses on the sale of investments are determined using the specific identification method.

Product Fees
Product fee revenue from IUL products and deferred annuities is comprised of policy and contract fees charged for the cost of insurance, policy administration and rider fees is assessed on a monthly basis and recognized as revenue when assessed and earned. Product fee revenue also includes surrender charges which are recognized and collected when the policy is surrendered.
Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuity, FIA and IUL policies include index credits and interest credited to contractholder account balances and benefit claims incurred during the period in excess of contract account balances. Interest crediting rates associated with funds invested in the general account of our insurance subsidiaries during 2012 through 2014 ranged from 0.0% to 6.0% for deferred annuities and FIA's, combined, and 0.0% to 5.5% for IUL's. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the reserve for secondary guarantee benefit payments.
Other changes in policy reserves also include the change in reserves for life insurance products. For traditional life and immediate annuities, policy benefit claims are charged to expense in the period that the claims are incurred.
Stock-Based Compensation
In general, we expense the fair value of stock awards included in our incentive compensation plans. As of the date our stock awards are approved and communicated to the recipients, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to “Additional paid-in capital” in “Stockholders’ equity”. We classify certain stock awards as liabilities. For these awards, the fair value is classified as a liability on our Consolidated Balance Sheets, and the liability is marked-to-market through net income at the end of each reporting period. Stock-based compensation expense is reflected in “Acquisition and operating expenses, net of deferrals” on our Consolidated Statements of Operations.
Interest Expense
Interest expense on our short-term and long-term debt is recognized as due and any associated premiums, discounts, and costs are amortized (accreted) over the term of the related borrowing utilizing the straight line method. Interest expense also includes non-use fees on the revolving credit facility entered into in August 2014.
Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the average common shares outstanding. Diluted EPS is computed assuming the conversion or exercise of nonvested stock, stock options, and performance share units outstanding during the year. Stock options are excluded from the computation of diluted EPS, based on the application of the treasury stock method, if they are anti-dilutive.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2014 and 2013, there were no cash equivalents.
Investments
Investment Securities
The Company’s investments in debt and equity securities have been designated as AFS and are carried at fair value with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”), net of associated intangibles “shadow adjustments” (discussed in Note 7) and deferred income taxes.
FS Holdco held trading equity securities during the year ended September 30, 2013, however there were no trading securities held at September 30, 2014 and 2013. Trading securities were carried at fair value and changes in fair value were recorded in “Net investment gains (losses)” on the Consolidated Statements of Operations.
Available-for-Sale Securities Other-Than-Temporary Impairments (“OTTI”)
The Company regularly reviews AFS securities for declines in fair value that it determines to be other-than-temporary. For an equity security, if the Company does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, it concludes that an other-than-temporary impairment has occurred and the cost of the equity security is written down to the current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. When assessing its ability and intent to hold an equity security to recovery, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, business prospects and the overall financial condition of the issuer.
For its fixed maturity available-for-sale securities, the Company generally considers the following in determining whether its unrealized losses are other-than-temporary:

•	The estimated range and period until recovery;

•	Current delinquencies and nonperforming assets of underlying collateral;

•	Expected future default rates;

•	Collateral value by vintage, geographic region, industry concentration or property type;

•	Subordination levels or other credit enhancements as of the balance sheet date as compared to origination; and

•	Contractual and regulatory cash obligations.
The Company recognizes OTTI on debt (including redeemable and perpetual preferred stocks) securities in an unrealized loss position when one of the following circumstances exists:

•	The Company does not expect full recovery of its amortized cost based on the estimate of cash flows expected to be collected;

•	The Company intends to sell a security; or

•	It is more likely than not that the Company will be required to sell a security prior to recovery.
If the Company intends to sell a debt security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, the Company will conclude that an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. If the Company does not intend to sell a debt security or it is more likely than not the Company will not be required to sell a debt security before recovery of its amortized cost basis and the present value of the cash flows expected to be collected is less than the amortized cost of the security (referred to as the credit loss), an other-than-temporary impairment has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations, as this amount is deemed the credit loss portion of the other-than-temporary impairment. The remainder of the decline to fair value is recorded in AOCI as unrealized other-than-temporary impairment on available-for-sale securities, as this amount is considered a non-credit (i.e., recoverable) impairment.
When assessing the Company’s intent to sell a debt security or if it is more likely than not the Company will be required to sell a debt security before recovery of its cost basis, the Company evaluates facts and circumstances such as, but not limited to, decisions to reposition the Company’s security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing and tax planning strategies. In order to determine the amount of the credit loss for a security, the Company calculates the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows the Company expects to recover. The discount rate is the effective interest rate implicit in the underlying security. The effective interest rate is the original purchased yield or the yield at the date the debt security was previously impaired.
When evaluating redeemable preferred stocks for other-than-temporary-impairments the Company applies the accounting policy described above for debt securities.  Additionally, the SEC’s staff in the Office of the Chief Accountant issued a letter (SEC OTTI Release) to the Financial Accounting Standards Board (“FASB”) on October 14, 2008, providing clarifying guidance on how to assess impairments of perpetual preferred securities (“PPS”), including perpetual preferred stock.  After consultation with and concurrence of the FASB staff, the SEC staff has concluded that it will not object to an issuer treating a PPS similar to a debt security in an OTTI evaluation (including an anticipated recovery period), provided there has been no evidence of a deterioration in credit of the issuer.  Consequently, we apply the OTTI guidance of debt securities to perpetual preferred stock.

When evaluating mortgage-backed securities and asset-backed securities, the Company considers a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or other-than-temporary. The most important factor is the performance of the underlying collateral in the security and the trends of that performance. The Company uses this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future. Other factors used in this analysis include type of underlying collateral (e.g., prime, Alternative A-paper (“Alt-A”), or subprime), geographic distribution of underlying loans and timing of liquidations by state. Once default rates and timing assumptions are determined, the Company then makes assumptions regarding the severity of a default if it were to occur. Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans. Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected, including expected defaults and prepayments. These cash flows on the collateral are then translated to cash flows on the Company’s tranche based on the cash flow waterfall of the entire capital security structure. If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for OTTI by comparing the present value of expected cash flows to amortized cost. To the extent that the security has already been impaired or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no impairment is required. The Company also considers the ability of monoline insurers to meet their contractual guarantees on wrapped mortgage-backed securities. Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, then an other-than-temporary impairment is recognized.
The Company includes on the face of the Consolidated Statements of Operations the total OTTI recognized in "Net investment gains (losses)", with an offset for the amount of non-credit impairments recognized in AOCI. The Company discloses the amount of OTTI recognized in AOCI and other disclosures related to OTTI in Note 4 and the Consolidated Statements of Comprehensive Income.
Derivative Financial Instruments
The Company hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. All of such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The change in fair value is recognized within “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations.
The Company purchases financial instruments and issues products that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. The embedded derivative is carried at fair value with changes in fair value reported in the accompanying Consolidated Statements of Operations.
Intangible Assets
The Company’s intangible assets include value of business acquired (“VOBA”), deferred acquisition cost (“DAC”) and deferred sales inducements (“DSI”).
VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition less the amount recorded as insurance contract liabilities. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. DAC represents costs that are related directly to new or renewal insurance contracts, which may be deferred to the extent recoverable. These costs include incremental direct costs of contract acquisition, primarily commissions, as well as certain costs related directly to underwriting, policy issuance and processing. DSI represents up front bonus credits and vesting bonuses to policyholder account values, which are accounted for similarly to DAC and are recorded within the DAC asset balance.
The methodology for determining the amortization of DAC and VOBA varies by product type. For all insurance contracts accounted for under long-duration contract deposit accounting, amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends. DAC and VOBA amortization are reported within “Amortization of intangibles” in the accompanying Consolidated Statements of Operations.
DAC and VOBA for investment-type products and DAC for IUL products are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from investment income, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and recognized gains (losses) on investments and changes in fair value of the coinsurance embedded derivative.
Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates. Due to the relative size and sensitivity to minor changes in underlying assumptions of DAC and VOBA balances, the Company performs quarterly and annual analyses of DAC and VOBA for the annuity and IUL businesses. The DAC and VOBA balances are also periodically evaluated for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization.

The carrying amounts of DAC and VOBA are adjusted for the effects of realized and unrealized gains and losses on debt securities classified as available-for-sale and certain derivatives and embedded derivatives. Amortization expense of DAC and VOBA reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, the Company performs a retrospective unlocking of DAC and VOBA amortization as actual margins vary from expected margins. This unlocking is reflected in the accompanying Consolidated Statements of Operations.
For investment-type products, the DAC and VOBA assets are adjusted for the impact of unrealized gains (losses) on investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI.
Reinsurance
The Company’s insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. The assets, liabilities, premiums and benefits of certain reinsurance contracts are presented on a net basis in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations, respectively, when there is a right of offset explicit in the reinsurance agreements. All other reinsurance agreements are reported on a gross basis in the Company’s Consolidated Balance Sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of amounts for which the right of offset also exists. Premiums and benefits are reported net of insurance ceded.
Income Taxes
FGL and certain of its non-life insurance subsidiaries are included in the consolidated U.S. Federal income tax return of HGI. The Company’s life insurance subsidiaries file a consolidated life insurance income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company assesses the recoverability of its deferred tax assets in each reporting period under the guidance outlined within Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. The guidance requires an assessment of both positive and negative evidence in determining the realizability of deferred tax assets. A valuation allowance is required to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized. In determining the net deferred tax asset and valuation allowance, management is required to make judgments and estimates related to projections of future profitability.  These judgments include the following: the timing and extent of the utilization of net operating loss carry-forwards, the reversals of temporary differences, and tax planning strategies.  Because of the change in facts and circumstances described in Note 13 of the Financial Statements, the Company determined that a portion of its existing deferred tax assets that had previously had a valuation allowance placed against them, were now more likely than not recoverable. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740.
The Company applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also provides information on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax expense (benefit)” in the Company’s Consolidated Statements of Operations. The Company had no unrecognized tax benefits related to uncertain tax positions as of September 30, 2014 and 2013.

Contractholder Funds
The liabilities for contractholder funds for deferred annuities, IUL and UL policies consist of contract account balances that accrue to the benefit of the contractholders, excluding surrender charges and other liabilities. The liabilities for FIAs consist of the value of the host contract plus the value of the embedded derivative. The embedded derivative is carried at fair value in “Contractholder funds” in the accompanying Consolidated Balance Sheets with changes in fair value reported in the accompanying Consolidated Statements of Operations. Liabilities for immediate annuities without life contingencies are the present value of future benefits.
Liabilities for the secondary guarantees on UL-type products or Investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC and VOBA. The accounting for secondary guarantee benefits impacts, and is impacted by, EGPs used to calculate amortization of DAC and VOBA.
Future Policy Benefits
The liabilities for future policy benefits and claim reserves for traditional life policies and life contingent pay-out annuity policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. Investment yield assumptions for traditional direct life reserves for all contracts range from 5.8% to 6.2%. The investment yield assumptions for life contingent pay-out annuities range from 0.8% to 6.0%.
Federal Home Loan Bank of Atlanta Agreements
Contractholder funds include funds related to funding agreements that have been issued by the Company to the Federal Home Loan Bank of Atlanta (“FHLB”) as a funding medium for single premium funding agreements.
Funding agreements were issued to the FHLB in 2012 and prior periods. The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreements totaled $525.8 and $551.4 at September 30, 2014 and 2013, respectively, and are included in “Contractholder funds” in the accompanying Consolidated Balance Sheets.
In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $573.2 and $604.9 at September 30, 2014 and 2013, respectively.
Commitments and Contingencies
Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable.

Reclassifications and Retrospective Adjustments
Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations.
Recent Accounting Pronouncements
Offsetting Assets and Liabilities
In December 2011, the FASB issued amended disclosure requirements for offsetting financial assets and financial liabilities to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards. The new standards are effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2014. ASU 2011-11 Disclosures about Offsetting Assets and Liabilities - was adopted by the Company effective October 1, 2013. The Company does not offset any of its derivative transactions, including bifurcated embedded derivatives, in its statement of financial position. The Company only enters into purchased equity options and long futures contracts. The Company has not entered into any repurchase and reverse repurchase agreements or securities borrowing and lending transactions. Accordingly, no additional disclosures are required.
Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued amended guidance which allows investors in Low Income Housing Tax Credit (“LIHTC”) programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments.  ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Project, will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2016.  The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial position and results of operations.

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
The Company’s significant estimates which are susceptible to change in the near term relate to (1) recognition of deferred tax assets and related valuation allowances, (2) fair value of certain invested assets and derivatives including embedded derivatives (see Notes 4 and 5), (3) other than temporary impairment “OTTI” of available-for-sale investments (see Note 4), (4) amortization of intangibles (see Note 7), (5) estimates of reserves for loss contingencies, including litigation and regulatory reserves (see Note 14) and (6) reserves for future policy benefits and product guarantees.
The Company periodically, and at least annually, reviews the assumptions associated with reserves for policy benefits and products guarantees and amortization of intangibles. As part of the assumption review process that occurred in September 2014 and 2013, changes were made to the surrender rates, earned rates and future index credits to bring the assumptions in line with current and expected future experience. The change in assumptions as of September 30, 2014 resulted in a net decrease in future expected margins and corresponding “unlocking” and amortization adjustments, decreasing intangible assets due to increasing net intangible asset amortization by $2.2 in Fiscal 2014. These assumptions are also used in the reserve calculation and resulted in a decrease in reserves of $4.4 during Fiscal 2014. The change in assumptions as of September 30, 2013 resulted in a net increase in future expected margins and corresponding “unlocking” and amortization adjustments, increasing intangible assets and reducing the net intangible asset amortization by $33.1 in Fiscal 2013. These assumptions are also used in the FIA embedded derivative reserve calculation and resulted in a decrease in benefits and other changes in policy reserves and a decrease in reserves of $45.3 during Fiscal 2013, net of related intangible amortization.
Concentrations of Financial Instruments
As of September 30, 2014 and 2013, the Company’s most significant investment in one industry, excluding U.S. Government securities, was its investment securities in the banking industry with a total fair value of $2,240.3 or 11.9% and $1,892.1 or 11.7%, respectively, of the invested assets portfolio. The Company’s holdings in this industry include investments in 85 different issuers with the top ten investments accounting for 40.0% of the total holdings in this industry. As of September 30, 2014, the Company had investments in 2 issuers, Wells Fargo & Company and J.P. Morgan Chase, that exceeded 10% of stockholders equity with a total fair value of $365.3 or 1.9% of the invested assets portfolio. As of September 30, 2013, the Company had investments in 6 issuers, Wells Fargo & Company, Prudential Financial Inc., J.P. Morgan Chase and Company, Goldman Sachs Group Inc., Citigroup Inc., and Metropolitan Transportation Authority, that exceeded 10% of stockholders equity with a total fair value $788.7 or 4.9% of the invested assets portfolio. Additionally, the Company’s largest concentration in any single issuer as of September 30, 2014 and 2013 was in Wells Fargo & Company which had a fair value of $185.4 or 1.0% and $150.7 or 0.9% of the invested assets portfolio, respectively.
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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) and FSRCI (an affiliate) that could have a material impact on the Company’s financial position in the event that Wilton Re or FSRCI fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA credit rating from Standard & Poor's Ratings Services ("S&P") as of September 30, 2014. As of September 30, 2014, the net amount recoverable from Wilton Re was $1,508.8 and the net amount recoverable from FSRCI was $1,267.2. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4) Investments
The Company’s debt and equity securities have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI net of associated adjustments for VOBA, DAC and deferred income taxes. The Company’s consolidated investments at September 30, 2014 and 2013 are summarized as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for sale securities
Asset-backed securities	$2,040.4	$11.8	$(19.8)	$2,032.4	$2,032.4
Commercial mortgage-backed securities	617.6	21.3	(2.0)	636.9	636.9
Corporates	9,329.1	499.2	(48.9)	9,779.4	9,779.4
Equities	679.0	23.8	(5.1)	697.7	697.7
Hybrids	1,279.1	52.2	(15.2)	1,316.1	1,316.1
Municipals	1,149.9	116.2	(6.3)	1,259.8	1,259.8
Agency residential mortgage-backed securities	104.3	3.1	(0.1)	107.3	107.3
Non-agency residential mortgage-backed securities	1,880.5	137.2	(11.0)	2,006.7	2,006.7
U.S. Government	291.0	6.4	(1.4)	296.0	296.0
Total available-for-sale securities	17,370.9	871.2	(109.8)	18,132.3	18,132.3
Derivative investments	177.7	123.3	(4.7)	296.3	296.3
Other invested assets	373.4	—	(0.5)	372.9	372.9
Total investments	$17,922.0	$994.5	$(115.0)	$18,801.5	$18,801.5

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for-sale securities
Asset-backed securities	$1,745.2	$24.5	$(5.2)	$1,764.5	$1,764.5
Commercial mortgage-backed securities	431.3	24.6	(1.6)	454.3	454.3
Corporates	8,965.1	287.4	(160.2)	9,092.3	9,092.3
Equities	274.6	6.8	(10.3)	271.1	271.1
Hybrids	762.2	20.8	(28.2)	754.8	754.8
Municipals	998.8	48.9	(40.7)	1,007.0	1,007.0
Agency residential mortgage-backed securities	96.5	2.4	(0.3)	98.6	98.6
Non-agency residential mortgage-backed securities	1,304.0	77.5	(13.4)	1,368.1	1,368.1
U.S. Government	998.5	7.2	(3.9)	1,001.8	1,001.8
Total available-for-sale securities	15,576.2	500.1	(263.8)	15,812.5	15,812.5
Derivatives Instruments	141.7	88.5	(8.4)	221.8	221.8
Other invested assets	188.2	—	—	188.2	188.2
Total investments	$15,906.1	$588.6	$(272.2)	$16,222.5	$16,222.5
Included in AOCI were cumulative unrealized gains of $0.9 and unrealized losses of $1.9 related to the non-credit portion of OTTI on non-agency residential mortgage-backed securities ("RMBS") at September 30, 2014 and 2013. The non-agency RMBS unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired.

Securities held on deposit with various state regulatory authorities had a fair value of $15,009.3 and $19.4 at September 30, 2014 and 2013, respectively. The increase in securities held on deposits is due to FGL Insurance's re-domestication from Maryland to Iowa. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.
In accordance with the Company's FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $573.2 and $604.9 at September 30, 2014 and 2013, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	September 30, 2014
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$370.0	$372.8
Due after one year through five years	2,297.6	2,360.2
Due after five years through ten years	3,128.9	3,232.7
Due after ten years	5,778.1	6,213.6
Subtotal	11,574.6	12,179.3
Other securities which provide for periodic payments:
Asset-backed securities	2,040.4	2,032.4
Commercial mortgage-backed securities	617.6	636.9
Structured hybrids	474.5	472.0
Agency residential mortgage-backed securities	104.3	107.3
Non-agency residential mortgage-backed securities	1,880.5	2,006.7
Total fixed maturity available-for-sale securities	$16,691.9	$17,434.6
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
The Company analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an OTTI is recognized. FGL has concluded that the fair values of the securities presented in the table below were not OTTI as of September 30, 2014.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$939.3	$(12.8)	$289.7	$(7.0)	$1,229.0	$(19.8)
Commercial mortgage-backed securities	160.3	(0.9)	0.4	(1.1)	160.7	(2.0)
Corporates	816.6	(16.3)	1,127.8	(32.6)	1,944.4	(48.9)
Equities	180.4	(2.2)	54.9	(2.9)	235.3	(5.1)
Hybrids	258.2	(2.3)	290.0	(12.9)	548.2	(15.2)
Municipals	—	—	264.9	(6.3)	264.9	(6.3)
Agency residential mortgage-backed securities	24.1	(0.1)	0.6	—	24.7	(0.1)
Non-agency residential mortgage-backed securities	274.4	(5.7)	177.0	(5.3)	451.4	(11.0)
U.S. Government	37.3	(0.1)	81.7	(1.3)	119.0	(1.4)
Total available-for-sale securities	$2,690.6	$(40.4)	$2,287.0	$(69.4)	$4,977.6	$(109.8)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						324
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						311
Total number of available-for-sale securities in an unrealized loss position						635

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$329.3	$(4.5)	$81.5	$(0.7)	$410.8	$(5.2)
Commercial mortgage-backed securities	26.6	(0.5)	4.8	(1.1)	31.4	(1.6)
Corporates	3,202.4	(150.5)	171.5	(9.7)	3,373.9	(160.2)
Equities	118.6	(9.2)	32.2	(1.1)	150.8	(10.3)
Hybrids	306.8	(27.8)	14.5	(0.4)	321.3	(28.2)
Municipals	333.3	(27.3)	144.4	(13.4)	477.7	(40.7)
Agency residential mortgage-backed securities	9.8	(0.2)	1.1	(0.1)	10.9	(0.3)
Non-agency residential mortgage-backed securities	325.2	(12.2)	69.9	(1.2)	395.1	(13.4)
U.S. government	753.9	(3.9)	—	—	753.9	(3.9)
Total available-for-sale securities	$5,405.9	$(236.1)	$519.9	$(27.7)	$5,925.8	$(263.8)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						588
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						78
Total number of available-for-sale securities in an unrealized loss position						666

At September 30, 2014 and 2013, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments. Agency residential mortgage-backed securities had positions with an unrealized loss of $0.1 as of September 30, 2014.
At September 30, 2014 and 2013, securities with a fair value of $0.2 and $60.9, respectively, were depressed greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1% of the carrying values of all investments.
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity securities held by the Company for the years ended September 30, 2014 and 2013, for which a portion of the OTTI was recognized in AOCI:

	Year ended September 30,
	2014	2013
Beginning balance	$2.7	$2.7
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—	—
Other-than-temporary impairment was not previously recognized	—	—
Ending balance	$2.7	$2.7
For the year ended September 30, 2014, the Company recognized impairment losses in operations totaling $0.7, including credit impairments of $0.6, and change-of-intent impairments of $0.1, related to fixed maturity securities and low income housing tax credit investments with an amortized cost of $1.8 and a fair value of $1.1 at September 30, 2014. For the year ended September 30, 2013, the Company recognized impairment losses in operations totaling $2.9, including credit impairments of $0.8 and change-of-intent impairments of $2.1 related to fixed maturity securities, non-agency residential mortgage-backed securities and low income housing tax credit securities with an amortized cost of $9.6 and a fair value of $6.7 at September 30, 2013. For the year ended September 30, 2012, the Company recognized impairment losses in operations totaling $22.8, including credit impairments of $5.7, and change-of-intent impairments of $17.1, as well as non-credit losses in other comprehensive income of $1.5 for investments which experienced OTTI and had an amortized cost of $162.3 and a fair value of $138.0 at September 30, 2012.
Details underlying write-downs taken as a result of OTTI that were recognized in net income and included in net realized gains on securities were as follows:

	Year ended September 30,
	2014	2013	2012
OTTI recognized in net income:
Corporates	$—	$1.2	$4.1
Municipals	0.3	—	—
Hybrids	—	—	9.7
Non-agency residential mortgage-backed securities	0.1	1.2	7.5
Other assets	0.3	0.5	1.5
Total OTTI	$0.7	$2.9	$22.8
The portion of OTTI recognized in AOCI is disclosed in the Statement of Comprehensive Income.

Net Investment Income
The major sources of “Net investment income” on the accompanying Consolidated Statements of Operations were as follows:

	Year ended September 30,
	2014	2013	2012
Fixed maturity available-for-sale securities	$723.1	$684.7	$705.1
Equity available-for-sale securities	22.9	14.5	14.0
Related party loans	7.1	9.3	2.0
Invested cash and short-term investments	0.3	1.4	4.8
Other investments	22.5	14.4	1.9
Gross investment income	775.9	724.3	727.8
Investment expense	(16.4)	(16.3)	(11.6)
Net investment income	$759.5	$708.0	$716.2

Net Investment Gains
Details underlying “Net investment gains” reported on the accompanying Consolidated Statements of Operations were as follows:

	Year ended September 30,
	2014	2013	2012
Net realized gains on fixed maturity available-for-sale securities	103.6	331.9	264.4
Realized gains (losses) on equity securities	(1.1)	11.9	0.9
Net realized gains on securities	102.5	343.8	265.3
Realized gains on certain derivative instruments	209.2	145.4	(10.3)
Unrealized gains on certain derivative instruments	36.6	23.6	156.3
Change in fair value of reinsurance related embedded derivative	(41.6)	5.6	—
Change in fair value of other embedded derivatives	1.5	—	—
Realized gains on derivatives and embedded derivatives	205.7	174.6	146.0
Realized (losses) on other invested assets	(1.5)	(0.7)	(1.3)
Net investment gains	$306.7	$517.7	$410.0
For the year ended September 30, 2014, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $5,033.4, gross gains on such sales totaled $108.5 and gross losses totaled $4.9, respectively.
For the year ended September 30, 2013, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities, totaled $8,920.1, gross gains on such sales totaled $351.0 and gross losses totaled $18.3 respectively.
For the year ended September 30, 2012, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities, totaled $5,723.3, gross gains on such sales totaled $295.9 and gross losses totaled $13.5, respectively.
Unconsolidated Variable Interest Entities

We own two investments in variable interest entities (VIEs) that are not consolidated within the Company’s financial statements.  VIEs do not have sufficient equity to finance their own activities without additional financial support and certain of its investors lack certain characteristics of a controlling financial interest.  These VIEs are not consolidated in the Company’s financial statements for the following reasons: 1)  FGL Insurance does not have any voting rights or notice rights; 2)  the Company does not have any rights to remove the investment manager; and 3)  the Company was not involved in the design of the investment.  These characteristics indicate that FGL

Insurance lacks the ability to direct the activities, or otherwise exert control, of the VIEs and is not considered the primary beneficiary of them.
FGL Insurance participates in loans to third parties originated by Salus Capital Partners, LLC ("Salus"). Salus is an affiliated, limited liability company indirectly owned by HGI that originates senior secured asset-based loans to unaffiliated third-party borrowers. FGL Insurance also participates in Collateralized Loan Obligations (“CLOs”) managed by Salus. Because Salus is not consolidated, the Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of its investments in Salus which totaled $303.6 and $261.5 as of September 30, 2014 and 2013, respectively. FGL’s investments in Salus are detailed in “Note 16. Related Party Transactions” to the Company’s Consolidated Financial Statements.
FGL Insurance also participates in an investment managed by Fifth Street Management, LLC (“Fifth Street”).  Fifth Street Senior Loan Fund II (the “Fund”) invests in loans selected and/or originated by Fifth Street. Fifth Street is an unaffiliated, limited liability company that originates financing for the Fund’s investment activity through CLOs.  The Company’s maximum exposure to loss as a result of its investments in Fifth Street is limited to the carrying value of its investments in Fifth Street which totaled $30.0 and $0.0 as of September 30, 2014 and 2013, respectively.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	September 30, 2014	September 30, 2013
Assets:
Derivative investments:
Call options	$296.3	$221.8
Other Invested Assets:
Other embedded derivatives	12.9	—
Other Assets:
Reinsurance related embedded derivative	76.4	118.0
	$385.6	$339.8

Liabilities:
Contractholder funds:
FIA embedded derivative	$1,908.1	$1,544.4
Funds withheld for reinsurance liabilities
Call options payable to FSRCI	22.9	22.8
Other liabilities:
Futures contracts	0.5	1.0
	$1,931.5	$1,568.2

The change in fair value of derivative instruments included in the accompanying Consolidated Statements of Operations is as follows:

	Year ended September 30,
	2014	2013	2012
Revenues:
Net investment gains (losses):
Call options	$220.3	$151.5	$100.0
Futures contracts	25.5	17.5	46.0
Other embedded derivatives	1.5	—	—
Reinsurance related embedded derivative	(41.6)	5.6	—
	$205.7	$174.6	$146.0
Net investment income:
Available-for-sale embedded derivatives	—	—	0.4
	$205.7	$174.6	$146.4
Benefits and other changes in policy reserves:
FIA embedded derivatives	$363.7	$(6.4)	$154.5
Additional Disclosures
Other Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35.0 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11.3 which is based on the actual return of the fund. At September 30, 2014 the fair value of the embedded derivative is $11.2 and the fair value of the fund link note is $21.6. At maturity of the fund-linked note, FGL Insurance will receive the $35.0 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sales".
FGL Insurance participates in loans to third parties originated by Salus, an affiliated VIE, indirectly owned by HGI that provides asset-based financing. Three of the participating loans are denominated in Canadian dollars (CAD) which is different from FGL Insurance's functional currency. Two of the participating loans include a provision for reimbursement from the borrower to FGL Insurance for any net foreign exchange losses realized by FGL Insurance under the loan in which FGL Insurance has a participation interest. FGL Insurance's ability to recover the foreign exchange losses under this loan participation is such that the Company has established an embedded derivative equal to FGL Insurance's cumulative net foreign exchange loss on this loan participation. The value of the embedded derivative is reflected in "Other invested assets" as of the balance sheet date with changes in fair value reflected in the Company's Consolidated Statement of Operations. The value of the embedded derivative at each balance sheet date is equal to the cumulative net foreign exchange loss recognized on this loan participation at the balance sheet date. The Company had realized gains of $1.2 for the year ended September 30, 2014 related to its foreign exchange embedded derivative included in other invested assets.
Reinsurance Related Embedded Derivatives
Effective December 31, 2012, FGL Insurance entered into a modified coinsurance arrangement with FSRCI, meaning that funds were withheld by FGL Insurance. This arrangement creates an obligation for FGL Insurance to pay FSRCI at a later date, which resulted in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in “Other assets” on the Consolidated Balance Sheets and the related gains or losses are reported in “Net investment gains” on the Consolidated Statements of Operations.
FIA Contracts
The Company has FIA Contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the

S&P 500 Index. This feature represents an embedded derivative under US GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the Consolidated Statements of Operations.
The Company purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two, three and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and the Company purchases new one, two, three or five year call options to fund the next index credit. The Company manages the cost of these purchases through the terms of its FIA contracts, which permit the Company to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment gains.” The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
Other market exposures are hedged periodically depending on market conditions and the Company’s risk tolerance. The Company’s FIA hedging strategy economically hedges the equity returns and exposes the Company to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. The Company uses a variety of techniques, including direct estimation of market sensitivities and value-at-risk to monitor this risk daily. The Company intends to continue to adjust the hedging strategy as market conditions and the Company’s risk tolerance change.

Call option payable to FSRCI

Under the terms of the modified coinsurance arrangement with FSRCI, FGL Insurance is required to pay FSRCI a portion of the net cost of equity option purchases and the proceeds from expirations related to the equity options which hedge the index credit feature of the reinsured FIA contracts. Accordingly, the payable to FSRCI is reflected in "Funds withheld for reinsurance liabilities" as of the balance sheet date with changes in fair value reflected in the Company's Consolidated Statement of Operations.
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

Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2014				September 30, 2013
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,239.9	$92.7	$52.5	$40.2	$2,037.8	$70.7	$—	$70.7
Deutsche Bank	A+/A3/A	2,810.0	108.0	72.5	35.5	1,620.4	51.7	23.0	28.7
Morgan Stanley	*/A3/A	2,294.7	85.0	63.0	22.0	2,264.1	75.7	49.0	26.7
Royal Bank of Scotland	A-/*/A-	—	—	—	—	364.3	20.3	—	20.3
Barclay's Bank	A/A2/A-	258.0	10.6	—	10.6	120.8	3.4	—	3.4
		$7,602.6	$296.3	$188.0	$108.3	$6,407.4	$221.8	$72.0	$149.8
(a) Credit rating as of September 30, 2014, except for Royal Bank of Scotland which is as of September 30, 2013. An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2014 and 2013, counterparties posted $188.0 and $72.0 of collateral of which $135.5 and $72.0 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Consolidated Balance Sheets. The remaining, $52.5 of non-cash collateral was held by a third-party custodian and is not included in the Company's Consolidated Balance Sheets at September 30, 2014. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $108.3 and $149.8 at September 30, 2014 and 2013, respectively.
The Company held 2,348 and 1,693 futures contracts at September 30, 2014 and 2013, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $10.8 and $5.9 at September 30, 2014 and 2013, respectively.

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

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$576.4	$—	$—	$576.4	$576.4
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,958.6	73.8	2,032.4	2,032.4
Commercial mortgage-backed securities	—	553.8	83.1	636.9	636.9
Corporates	—	8,945.8	833.6	9,779.4	9,779.4
Hybrids	—	1,316.1	—	1,316.1	1,316.1
Municipals	—	1,222.6	37.2	1,259.8	1,259.8
Agency residential mortgage-backed securities	—	107.3	—	107.3	107.3
Non-agency residential mortgage-backed securities	—	2,006.7	—	2,006.7	2,006.7
U.S. Government	115.6	180.4	—	296.0	296.0
Equity securities available-for-sale	59.2	598.4	40.1	697.7	697.7
Derivative financial instruments	—	296.3	—	296.3	296.3
Reinsurance related embedded derivative, included in other assets	—	76.4	—	76.4	76.4
Related party loans	—	—	112.7	112.7	112.7
Other invested assets	—	1.7	371.2	372.9	372.9
Total financial assets at fair value	$751.2	$17,264.1	$1,551.7	$19,567.0	$19,567.0
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,908.1	$1,908.1	$1,908.1
Derivative instruments-futures contracts	—	0.5	—	0.5	0.5
Investment contracts, included in contractholder funds	—	—	13,108.8	13,108.8	14,555.4
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	22.9	—	22.9	22.9
Debt	—	316.5	—	316.5	300.0
Total financial liabilities at fair value	$—	$339.9	$15,016.9	$15,356.8	$16,786.9

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,204.3	$—	$—	$1,204.3	$1,204.3
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,518.1	246.4	1,764.5	1,764.5
Commercial mortgage-backed securities	—	448.7	5.6	454.3	454.3
Corporates	—	8,631.1	461.1	9,092.2	9,092.2
Hybrids	—	754.9	—	754.9	754.9
Municipals	—	1,007.0	—	1,007.0	1,007.0
Agency residential mortgage-backed securities	—	98.6	—	98.6	98.6
Non-agency residential mortgage-backed securities	—	1,368.1	—	1,368.1	1,368.1
U.S. Government	790.9	210.9	—	1,001.8	1,001.8
Equity securities available-for-sale	—	271.1	—	271.1	271.1
Derivative financial instruments	—	221.8	—	221.8	221.8
Reinsurance related embedded derivative, included in other assets	—	118.0	—	118.0	118.0
Related party loans	—	—	119.0	119.0	119.0
Other invested assets	—	—	188.2	188.2	188.2
Total financial assets at fair value	$1,995.2	$14,648.3	$1,020.3	$17,663.8	$17,663.8
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,544.4	$1,544.4	$1,544.4
Derivative instruments: futures contracts	—	1.0	—	1.0	1.0
Investment contracts, included in contractholder funds	—	—	12,378.6	12,378.6	13,703.8
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	22.8	—	22.8	22.8
Debt	—	300.0	—	300.0	300.0
Total financial liabilities at fair value	$—	$323.8	$13,923.0	$14,246.8	$15,572.0
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

The Company did not adjust prices received from third parties as of September 30, 2014 and 2013. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Derivative Financial Instruments
The fair value of derivative assets and liabilities is based upon valuation pricing models, which represents what the Company would expect to receive or pay at the balance sheet date if it canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined externally by an independent consulting firm using market-observable inputs, including interest rates, yield curve volatilities, and other factors. The fair values of the embedded derivatives in the Company’s FIA products are derived using market indices, pricing assumptions and historical data. The fair value of the reinsurance related embedded derivative in the funds withheld reinsurance agreement with FSRCI is estimated based upon the change in the fair value of the assets supporting the funds withheld from reinsurance liabilities. As the fair value of the assets is based on a quoted market price of similar assets (Level 2), the fair value of the embedded derivative is based on market-observable inputs and is classified as Level 2. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements).
Investment contracts include deferred annuities, FIAs, IULs and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At September 30, 2014 and 2013, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at September 30, 2014 and 2013 is applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
Other Invested Assets
Fair value of our loan participation interest securities approximates the unpaid principal balance of the participation interest as of September 30, 2014. In making this assessment the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date and September 30, 2014, the primary market participant for these securities and the short-term maturity of these loans (less than 1 year).
Fair value of our embedded derivative is based on an unobservable input, the net asset value of the AnchorPath fund at the balance sheet date.  The embedded derivative is similar to a call option on the net asset value of the AnchorPath fund with a strike price of zero since FGL Insurance will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the AnchorPath fund on the maturity date.  Therefore, the Black Scholes model returns the net asset value of the AnchorPath fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The net asset value of the AnchorPath fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black Scholes model is the value of the AnchorPath fund. As the value of the AnchorPath fund increases or decreases, the fair value of the embedded derivative will increase or decrease.
Fair value of foreign exchange embedded derivative is based on the quoted USD/CAD exchange rates.

Valuation Methodologies and Associated Inputs for Financial Instruments Not Carried at Fair Value

The following discussion outlines the methodologies and assumptions used to determine the fair value of our financial instruments not carried at fair value. Considerable judgment is required to develop these assumptions used to measure fair value. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of our financial instruments.

Mortgage Loans on Real Estate (included within Other Invested Assets)

The fair value of mortgage loans on real estate is established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, loan-to-value, quality of tenancy, borrower and payment record. The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of our mortgage loans on real estate are classified as Level 3 within the fair value hierarchy.
In September 2013, the Company initiated a commercial loan program with Principal Real Estate Investors ("Principal"). The Company has funded twelve commercial mortgage loans ("CMLs") originated and serviced by Principal with a fair value of $135.4 at September 30, 2014, which is equal to amortized cost, as these loans were recently originated, none are past due, there are no material credit concerns with the borrower or the property and there has not been material changes in market interest since origination. Principal monitors the status of the payment obligations, the credit quality of the borrower and the property as well as for other events that may impact the performance and principal repayment of the CMLs. Additionally, the Company reviews Principal's valuation methodologies and processes to perform assessments. A CMLs' current standing and payment obligations are material factors in evaluating CMLs carrying value. At September 30, 2014, all twelve CMLs are current with no payments past due and there are no credit or other events which would require impairment evaluation.

Policy Loans (included within Other Invested Assets)
Also included in other invested assets are policy loans. We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying value and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived.
Related Party Loans
The related party loans (discussed in Note 16) carrying value at par approximates fair value, as this is the exit price for the obligation of these loans.

Short-Term and Long-Term Debt

The fair value of long-term debt is based on quoted market prices. For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value. The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2014 and 2013 are as follows:

	Fair Value at			Range (Weighted average)
	September 30, 2014	Valuation Technique	Unobservable Input(s)	September 30, 2014
Assets
Asset-backed securities	$73.8	Broker-quoted	Offered quotes	95.45% - 109.26% (99.26%)
Commercial mortgage-backed securities	83.1	Broker-quoted	Offered quotes	105.25% - 121.00% (118.29%)
Corporates	831.6	Broker-quoted	Offered quotes	61.67% - 119.75% (100.04%)
Corporates	2.0	Matrix Pricing	Quoted prices	142.30%
Municipals	37.2	Broker-quoted	Offered quotes	106.64%
Equity securities available-for-sale	6.0	Broker-quoted	Offered quotes	99.75%
Equity securities available-for-sale	34.1	Market-approach	Yield	8.31% - 9.81%
Other invested assets:
Embedded derivative	11.2	Black Scholes model	Net asset value of AnchorPath fund	100.00%
Salus participations	213.3	Market Pricing	Offered quotes	100.00%
Total	$1,292.3
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$1,908.1	Discounted cash flow	Market value of option	0.00% - 49.82% (3.37%)
			SWAP rates	1.93% - 2.64% (2.29%)
			Mortality multiplier	80.00%
			Surrender rates	0.50% - 75.00% (7.00%)
			Non-performance spread	0.25%
Total liabilities at fair value	$1,908.1

	Fair Value at			Range (Weighted average)
	September 30, 2013	Valuation Technique	Unobservable Input(s)	September 30, 2013
Assets
Asset-backed securities	$246.4	Broker-quoted	Offered quotes	100.00% - 107.25% (100.91%)
Commercial mortgage-backed securities	5.6	Broker-quoted	Offered quotes	95.50%
Corporates	404.5	Broker-quoted	Offered quotes	0.00% - 113.00% (90.45%)
Corporates	56.6	Market Pricing	Quoted prices	90.06% - 130.92% (97.19%)
Salus participations, included in other invested assets	157.0	Market Pricing	Offered quotes	100.00%
Total	$870.1
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$1,544.4	Discounted cash flow	Market value of option	0.00% - 38.24% (3.82%)
			SWAP rates	1.54% - 2.77% (2.16%)
			Mortality multiplier	80.00%
			Surrender rates	0.50% - 75% (7%)
			Non-performance spread	0.25%
Total liabilities at fair value	$1,544.4
Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended September 30, 2014 and 2013, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year ended September 30, 2014
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales, & Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$246.4	$—	$(1.3)	$36.1	$(207.4)	$73.8
Commercial mortgage-backed securities	5.6	—	—	83.5	(6.0)	83.1
Corporates	461.1	—	19.1	367.5	(14.1)	833.6
Municipals	—	—	2.2	35.0	—	37.2
Equity securities available-for-sale	—	—	1.2	38.9	—	40.1
Other invested assets:
Available-for-sale embedded derivative	—	(0.1)	—	11.3	—	11.2
Salus participations	157.0	(0.4)	(0.5)	57.2	—	213.3
Total assets at Level 3 fair value	$870.1	$(0.5)	$20.7	$629.5	$(227.5)	$1,292.3
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,544.4	$363.7	$—	$—	$—	$1,908.1
Total liabilities at Level 3 fair value	$1,544.4	$363.7	$—	$—	$—	$1,908.1
(a) The net transfers out of Level 3 during the year ended September 30, 2014 were exclusively to Level 2.

	Year ended September 30, 2013
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales, & Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Contingent Purchase Price (b)	$41.0	$—	$—	$—	$(41.0)	$—
Fixed maturity securities available-for-sale:
Asset-backed securities	15.9	—	1.7	239.3	(10.5)	246.4
Commercial mortgage-backed securities	5.0	—	(0.3)	0.9	—	5.6
Corporates	135.3	(0.3)	(13.4)	373.3	(33.8)	461.1
Hybrids	8.9	—	(0.2)	—	(8.7)	—
Equity securities available-for-sale	—	0.2	—	(0.2)	—	—
Salus preferred equity, included in related party loans (b)	32.0	—	—	30.0	(62.0)	—
Salus participations, included in other invested assets	—	—	—	157.0	—	157.0
Total assets at Level 3 fair value	$238.1	$(0.1)	$(12.2)	$800.3	$(156.0)	$870.1
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,550.8	$(6.4)	$—	$—	$—	$1,544.4
Total liabilities at Level 3 fair value	$1,550.8	$(6.4)	$—	$—	$—	$1,544.4

(a)	The net transfers in and out of Level 3 during the year ended September 30, 2013 were exclusively to or from Level 2.

(b)
As discussed further in Note 1 and Note 16 the related party investments and contingent purchase price reduction receivable were distributed to HGI and subsidiaries during the year ended September 30, 2013. Consequently this distribution is reflected as a transfer out of level 3.

	Year ended September 30, 2012
	Balance at Beginning of Period	Total Gains (Losses)		Net Purchases, Sales, & Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Contingent Purchase Price	$—	$41.0	$—	$—	$—	$41.0
Fixed maturity securities available-for-sale:
Asset-backed securities	374.5	—	7.4	371.9	(737.9)	15.9
Commercial mortgage-backed securities	—	—	—	5.0	—	5.0
Corporates	159.7	—	(3.6)	(39.7)	18.9	135.3
Hybrids	5.2	—	—	—	3.7	8.9
Municipals	—	—	—	10.2	(10.2)	—
Agency residential mortgage-backed securities	3.3	—	—	—	(3.3)	—
Non-agency residential mortgage-backed securities	3.8	(0.1)	—	(0.8)	(2.9)	—
Equity securities available-for-sale	—	—	—	—	—	—
Salus preferred equity, included in related party loans	—	—	—	32.0	—	32.0
Salus participations, included in other invested assets	—	—	—	—	—	—
Total assets at Level 3 fair value	$546.5	$40.9	$3.8	$378.6	$(731.7)	$238.1
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,396.3	$154.5	$—	$—	$—	$1,550.8
Available-for-sale embedded derivatives	0.4	(0.4)	—	—	—	—
Total liabilities at Level 3 fair value	$1,396.7	$154.1	$—	$—	$—	$1,550.8
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the year ended September 30, 2014. We transferred $79.3 U.S. Government securities from Level 1 into Level 2 for the year ended September 30, 2013 reflecting the level of market activity in these instruments. There were no transfers between Level 1 and Level 2 for the year ended September 30, 2012.
Primary market issuance and secondary market activity for certain asset-backed, hybrid and corporate securities during the fiscal years ended September 30, 2014, 2013 and 2012 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of September 30, 2014, 2013 and 2012. Accordingly, the Company’s assessment resulted in net transfers out of Level 3 of $227.5 related to asset backed securities, commercial mortgage-backed securities and corporate securities during the year ended September 30, 2014. During the year ended September 30, 2013, there were net transfers out of Level 3 of $156.0 related to asset-backed, corporate and hybrid securities. The Company’s assessment resulted in a net transfer out of Level 3 of $731.7 related to asset-backed, corporates, hybrids, municipals and residential mortgage-backed securities during the year ended September 30, 2012.

The following tables present the gross components of purchases, sales, and settlements, net, of Level 3 financial instruments for the years ended September 30, 2014, 2013 and 2012, respectively. There were no issuances during these periods.

	Year ended September 30, 2014
	Purchases	Sales	Settlements	Net Purchases, Sales, & Settlements
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$36.1	$—	$—	$36.1
Commercial mortgage-backed securities	83.8	(0.3)	—	83.5
Corporates	381.7	(11.8)	(2.4)	367.5
Equity securities available-for-sale	38.9	—	—	38.9
Municipal	35.0	—	—	35.0
Other invested assets
Embedded derivative	11.3	—	—	11.3
Salus participations	187.4	—	(130.2)	57.2
Total assets at fair value	$774.2	$(12.1)	$(132.6)	$629.5

	Year ended September 30, 2013
	Purchases	Sales	Settlements	Net Purchases, Sales, & Settlements
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$247.0	$(7.7)	$—	$239.3
Commercial mortgage-backed securities	1.0	—	(0.1)	0.9
Corporates	409.6	(9.6)	(26.7)	373.3
Equity securities available-for-sale	10.5	(10.7)	—	(0.2)
Related party investment	30.0	—	—	30.0
Other invested assets	157.0	—	—	157.0
Total assets at fair value	$855.1	$(28.0)	$(26.8)	$800.3

	Year ended September 30, 2012
	Purchases	Sales	Settlements	Net Purchases, Sales, & Settlements
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$410.7	$—	$(38.8)	$371.9
Commercial mortgage-backed securities	5.0	—	—	5.0
Corporates	1.3	(26.8)	(14.2)	(39.7)
Municipals	10.2	—	—	10.2
Non-agency residential mortgage-backed securities	—	(0.5)	(0.3)	(0.8)
Related party investment	32.0	—	—	32.0
Total assets at fair value	$459.2	$(27.3)	$(53.3)	$378.6

(7) Intangible Assets
Information regarding VOBA and DAC which includes deferred sales inducement, is as follows:

	VOBA	DAC	Total
Balance at September 30, 2011	$419.0	$38.1	$457.1
Deferrals	—	194.9	194.9
Less: Amortization related to:
Unlocking	(2.5)	3.1	0.6
Interest	28.9	1.9	30.8
Other amortization	(171.8)	(20.2)	(192.0)
Add: Adjustment for unrealized investment gains/losses	(169.3)	(48.6)	(217.9)
Balance at September 30, 2012	$104.3	$169.2	$273.5

Accumulated amortization	$133.4

	VOBA	DAC	Total
Balance at September 30, 2012	$104.3	$169.2	$273.5
Deferrals	—	147.4	147.4
Less: Amortization related to:
Unlocking	35.8	7.4	43.2
Interest	21.8	9.5	31.3
Other amortization	(194.6)	(64.3)	(258.9)
VOBA & DAC adjustment to retained earnings (a)	(33.2)	(7.3)	(40.5)
Add: Adjustment for unrealized investment gains/losses	258.0	69.3	327.3
Balance at September 30, 2013	$192.1	$331.2	$523.3

Accumulated amortization	$303.6

	VOBA	DAC	Total
Balance at September 30, 2013	$192.1	$331.2	$523.3
Deferrals	—	238.3	238.3
Less: Amortization related to:
Unlocking	21.5	2.7	24.2
Interest	15.0	13.6	28.6
Other amortization	(86.6)	(55.8)	(142.4)
Add: Adjustment for unrealized investment gains/losses	(82.7)	(74.3)	(157.0)
Balance at September 30, 2014	$59.3	$455.7	$515.0

Accumulated amortization	$353.7
(a) VOBA and DAC for the year ended September 30, 2013 has been revised to reflect an additional $40.5 related to a prior year revision. For additional details see Note 2, Significant Accounting Policies and Practices.
Amortization of VOBA and DAC is based on the amount of gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4.0% to 5.0%. The adjustment for unrealized net investment gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the statement of operations. As of September 30, 2014 and 2013 the VOBA balance included cumulative adjustments for net unrealized investment gains/losses of $164.2 and $81.4, respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains/losses of $55.5 and $18.6, respectively.
The above DAC balances include $32.7 and $26.2 of deferred sales inducements, net of shadow adjustments, as of September 30, 2014 and 2013, respectively.

The weighted average amortization period for VOBA is approximately 4.9 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2015	35.8
2016	32.7
2017	27.1
2018	21.9
2019	23.5
Thereafter	82.4

(8) Long Term Debt and Revolving Credit Facility
In March 2013, FGL's wholly owned subsidiary, Fidelity & Guaranty Life Holdings, Inc. ("FGLH"), issued $300.0 aggregate principal amount of its 6.375% senior notes (“Notes Offering”) due April 1, 2021, at par value, which FGLH may elect to redeem after April 1, 2016. Interest payments are due semi-annually, April 1 and October 1, commencing October 1, 2013, and total interest expense was $19.1 and $9.8 for the years ended September 30, 2014 and 2013, respectively.
In connection with the Notes Offering, FGL capitalized $10.2 of debt issue costs. The fees are classified as “Other assets” in the accompanying Consolidated Balance Sheets as of September 30, 2013 and are being amortized over the redemption date using the straight-line method over the remaining term of the debt, of which $3.4 and $1.7 has been amortized for the years ended September 30, 2014 and 2013, respectively.
As of August 26, 2014, FGLH, a wholly owned subsidiary of FGL, as borrower, and the Company as guarantor, entered into a three-year $150.0 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. As of September 30, 2014, FGL capitalized $3.5 of the debt issue cost. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes. As of September 30, 2014, the Company has not drawn on the revolver.

(9) Other Liabilities
Other liabilities consisted of the following:

	Year ended September 30,
	2014	2013
Amounts payable for investment purchases	$159.6	$208.2
Retained asset account	211.5	207.5
Option collateral liabilities	135.5	72.0
Remittances and items not allocated	102.9	44.1
Amounts payable to reinsurers	51.6	46.9
Accrued expenses	42.1	35.0
Deferred reinsurance revenue	28.7	31.1
Income taxes payable	24.1	7.3
Other	80.8	47.9
Total	$836.8	$700.0

(10) Equity
LLC Conversion
On August 26, 2013, the Company converted from a Delaware limited liability company into a Delaware corporation and changed the Company’s name from Harbinger F&G LLC to Fidelity & Guaranty Life (the "LLC Conversion"). In connection with the LLC Conversion, HGI, the holder of all of the Company’s outstanding common units prior to the LLC Conversion, exchanged all of the interests that it held in the Company for 10,000 shares of the common stock of Fidelity & Guaranty Life.
Stock Split
On November 26, 2013, the Company’s board of directors increased the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 100 thousand to 500,000 thousand and approved a stock split of the issued and outstanding shares of common stock at a ratio of 4,700-for-1, resulting in 47,000 thousand shares outstanding. Net income per common share and the weighted average common shares used in computing net income per share for the years ended September 30, 2014, 2013 and 2012, included in the Company’s Consolidated Statement of Operations, have been adjusted to give effect to the stock split. Likewise, the amount of shares authorized, issued, and outstanding disclosed in the Company’s Consolidated Balance Sheets have also been adjusted.
Initial Public Offering
In December 2013 the Company issued 9,750 thousand shares of common stock as well as 58 thousand unrestricted shares to its directors in connection with its initial public offering ("IPO") and began trading on the New York Stock Exchange under the ticker symbol "FGL." FGL also granted the underwriters an option to purchase an additional 1,463 thousand shares of common stock that was subsequently exercised. Subsequent to the offering HGI indirectly held 47,000 thousand shares of FGL's outstanding common stock, representing an 80.4% interest at September 30, 2014.
On December 18, 2013, the Company received net proceeds from the IPO of $172.5. A portion of the proceeds were used to pay a special dividend of $43.0 to HGI.
Preferred Stock
FGL's Board of Directors has the authority, without further action by our shareholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designation, powers, preferences and the relative participating, optional or other special rights, and the qualifications, limitations and restrictions of each series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series. Currently, no shares of our authorized preferred stock are outstanding.
Share Repurchases
On September 2, 2014, the Company’s Board of Directors authorized the repurchase of up to 500 thousand shares of the Company’s outstanding shares of common stock over the next twelve months. No shares have been repurchased as of September 30, 2014.
Dividends
On March 3, 2014, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend was paid on March 31, 2014 to shareholders of record as of the close of business on March 17, 2014. The total cash paid was $3.8 (based on fully vested, outstanding shares of 58,271 thousand).
On May 6, 2014, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend was paid on June 2, 2014 to shareholders of record as of the close of business on May 19, 2014 and total cash paid was $3.8 (based on fully vested, outstanding shares of 58,271 thousand).
On August 5, 2014, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend was paid on September 1, 2014 to shareholders of record as of the close of business on August 18, 2014 and total cash paid was $3.8 (based on fully vested, outstanding shares of 58,271 thousand).

On November 18, 2014, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend will be paid on December 15, 2014 to shareholders of record as of the close of business on December 1, 2014.
Restricted Net Assets of Subsidiaries
FGLH’s equity in restricted net assets of consolidated subsidiaries was approximately $1,419.5 as of September 30, 2014 representing 91.9% of FGLH’s consolidated stockholder’s equity as of September 30, 2014 and consisted of net assets of FGLH which were restricted as to transfer to FGL in the form of cash dividends, loans or advances under regulatory restrictions.

(11) Employee Benefit Plans
The Company sponsors a defined contribution plan in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, and the Company makes a discretionary matching contribution of up to 5.0% of eligible compensation. The Company has also established a nonqualified defined contribution plan for independent agents. The Company makes contributions to the plan based on both the Company’s and the agent’s performance. Contributions are discretionary and evaluated annually. Aggregate contributions charged to operations for the defined contribution plans, including discretionary amounts, were $1.4, $0.9 and $0.8, for the years ended September 30, 2014, 2013 and 2012, respectively.

(12) Stock Compensation
On November 7, 2013, FGL’s Board of Directors adopted a long term stock-based incentive plan (the “FGL 2013 Stock Incentive Plan” or the “Omnibus Plan”) under which certain officers, employees, directors and consultants are eligible to receive equity based awards. The Omnibus Plan was approved by the stockholder on November 19, 2013, became effective on December 12, 2013 and expires in December 2023. FGL’s Compensation Committee approved the granting of awards under the Omnibus Plan to certain employees, officers and directors (other than the members of the Compensation Committee). In addition, FGL’s Board of Directors approved the granting of awards to members of FGL’s Compensation Committee (the “Compensation Committee Awards”). The Compensation Committee Awards were not made under the Omnibus Plan; however, these awards will be construed and administered as if subject to the terms of the Omnibus Plan. FGL’s Board of Directors and stockholder also approved the granting of unrestricted common shares to its directors in lieu of cash compensation at the election of each individual director (the “Unrestricted Share Awards”). The Omnibus Plan, Compensation Committee Awards and the Unrestricted Share Awards are collectively referred to as the “FGL Plans” and are accounted for as equity plans. As of the date the stock awards are approved and communicated to the recipient, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period, and is recognized as an increase to Additional paid-in capital in stockholders’ equity. At this time, FGL plans to issue new shares to satisfy stock option exercises, but may use treasury shares acquired under the repurchase program authorized on September 2, 2014.
Prior to November 7, 2013, FGL did not offer stock-based compensation plans to any of its directors, employees or the directors or employees of its subsidiaries.
FGL’s principal subsidiary, FGLH, sponsors stock-based incentive plans and dividend equivalent plans (“DEPs”) for its employees (the “FGLH Plans”). Awards under the FGLH Plans are based on the value of the common stock of FGLH. In 2013, FGLH determined that all equity awards will be settled in cash when exercised and therefore are classified as liability plans. For these awards, the settlement value is classified as a liability, in "Other liabilities", on the Consolidated Balance Sheets and the liability is adjusted to the current fair value through net income at the end of each reporting period, which causes volatility in net income (loss) as a result of changes in the fair value of FGLH’s stock. Prior to 2013, the FGLH Plans were accounted for as equity plans. The fair value of stock options is determined using a Black-Scholes options valuation methodology and the fair value of restricted stock units is based upon the fair value of FGLH’s stock. In November 2013, the FGLH plans were frozen and no new awards will be granted under these plans. Outstanding awards will be permitted to vest in accordance with the award agreements and will be cash settled upon vesting or exercise.

The Company recognized total stock compensation expense related to the FGL Plans and FGLH Plans as follows:

	Year ended September 30,
	2014	2013	2012
FGL Plans
Stock options	$0.2	$—	$—
Restricted shares	0.7	—	—
Performance restricted stock units	1.1	—	—
Unrestricted shares	1.0	—	—
	3.0	—	—
FGLH Plans
Stock Incentive Plan - stock options	6.5	2.5	0.2
2011 DEP	0.6	1.5	0.5
Amended and Restated Stock Incentive Plan - stock options	5.1	0.8	—
Amended and Restated Stock Incentive Plan - restricted stock units	1.7	0.8	—
2012 DEP	0.4	0.3	—
	14.3	5.9	0.7
Total stock compensation expense	17.3	5.9	0.7
Related tax benefit	6.1	2.1	0.3
Net stock compensation expense	$11.2	$3.8	$0.4
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the Consolidated Statements of Operations.
Total compensation expense related to the FGL Plans and FGLH Plans not yet recognized as of September 30, 2014 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Plans
Stock options	$0.6	2.2
Restricted shares	2.2	2.2
Performance restricted stock units	9.0	2.0
Unrestricted shares	—	N/A
	11.8
FGLH Plans
Stock Incentive Plan	0.2	0.1
2011 DEP	—	N/A
Amended and Restated Stock Incentive Plan - stock options	2.1	1.3
Amended and Restated Stock Incentive Plan - restricted stock units	1.5	1.3
2012 DEP	0.7	1.5
	4.5
Total unrecognized stock compensation expense	$16.3	1.8
FGL Plans
FGL’s Compensation Committee is authorized to grant up to 2,838 thousand equity awards under the FGL Plans. At September 30, 2014, 1,826 thousand equity awards are available for future issuance under the FGL Plans. On December 12, 2013, FGL granted 239 thousand stock options to certain officers, directors and other key employees under the Omnibus Plan and 10 thousand stock options to Compensation Committee members. These stock options vest in equal installments over a period of three years and expire on the seventh anniversary of the grant date. The total fair value of the option grants to certain officers and directors on the grant date was $0.6 and the total fair value of the option grants to other key employees on the grant date was $0.3. At September 30, 2014, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $1.1, $0 and $1.0, respectively. At September 30, 2014, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 6.2 years, 0 years and 6.2 years, respectively.
During the years ended September 30, 2014, 2013 and 2012 the intrinsic value of stock options exercised was $0.
A summary of FGL’s outstanding stock options as of September 30, 2014, and related activity during the period, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2013	—	$—	$—
Granted	249	17.00	3.76
Exercised	—	—	—
Forfeited or expired	(7)	17.00	5.26
Stock options outstanding at September 30, 2014	242	17.00	3.72
Exercisable at September 30, 2014	—	—	—
Vested or expected to vest at September 30, 2014	231	17.00	3.64
The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model and based on the value of FGL's common stock:

2014
Risk-free interest rate	1.40% - 1.41%
Assumed dividend yield	1.30% - 1.50%
Expected option term	4.5 years
Volatility	25%
The dividend yield is based on the expected dividend rate during the expected life of the option. Expected volatility is based on the implied volatility of exchange-traded securities for life insurance companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of the options granted represents the weighted-average period of time from the grant date to the date of exercise, expiration or cancellation based upon a simplified method as the Company lacks sufficient historical data due to the recent implementation of the FGL Plans.
On December 12, 2013, FGL also granted 96 thousand restricted shares to certain officers and directors under the Omnibus Plan and 11 thousand restricted shares to Compensation Committee members. In addition, FGL granted 64 thousand restricted shares to other key employees on December 12, 2013; however, these awards were not communicated to the recipients until January 30, 2014 which was determined to be the grant date for accounting purposes. These shares vest in equal installments over a period of three years. The total fair value of the restricted shares granted to certain officers and directors on their grant date was $1.8 and the total fair value of the restricted shares granted to other key employees on the grant date was $1.3.
On September 15, 2014, FGL also granted 8 thousand restricted shares to a certain officer under the Omnibus Plan. These shares vest in equal installments over a period of two years and had a total fair value of $0.2 on their grant date.
The restricted shares are entitled to any cash dividends paid on FGL’s stock prior to vesting of the restricted shares. The cash dividends are held by FGL until the shares become vested and are paid to the recipient at that time or are forfeited if the restricted shares do not vest.

A summary of FGL’s nonvested restricted shares as of September 30, 2014, and related activity during the year then ended, are as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares at September 30, 2013	—	$—
Granted	179	18.25
Vested	—	—
Forfeited	(7)	19.98
Nonvested restricted shares at September 30, 2014	172	18.18
Expected to vest at September 30, 2014	159	18.03
On December 12, 2013, FGL also granted 469 thousand performance restricted stock units (“PRSUs”) to senior executive officers under the Omnibus Plan. In addition, FGL granted 72 thousand PRSUs to a new senior executive officer on January 22, 2014. The award was communicated to and accepted by the senior executive officer on January 27, 2014. These units vest on September 30, 2016, contingent on the satisfaction of performance criteria and on the officer's continued employment unless otherwise noted in the agreement. PRSUs subject to vesting are adjusted based on FGL's financial yearly performance, which is evaluated on two non-GAAP measures: (1) adjusted operating income, and (2) return on equity. Depending on the performance results for each year, the ultimate payout of PRSUs could range from zero to 200% of the target award for each year. One-third of the award is earned based on each year’s results. Based on the results achieved for 2014, a total of 37 thousand additional PRSUs have been earned subject to the satisfaction of the service requirement noted above. The total fair value of the PRSUs on the grant date of December 12, 2013 assuming attainment of the target performance level in each year was $8.0 and the total fair value of the PRSUs awarded to the senior executive officer on the grant date of January 27, 2014 assuming attainment of the target performance level in each year was $1.4.
A summary of nonvested PRSUs as of September 30, 2014, and related activity during the year then ended, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Weighted Average Grant Date Fair Value
Nonvested PRSUs at September 30, 2013	—	$—
Granted	578	17.37
Vested	—	—
Forfeited	—	—
Nonvested PRSUs at September 30, 2014	578	17.37
Expected to vest at September 30, 2014	578	17.37
Additionally, on December 12, 2013, FGL granted unrestricted shares totaling 58 thousand to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $1.0.

FGLH Plans
Stock options issued under the FGLH Plans vest in three equal installments on each of the first three anniversaries of the grant date and expire on the seventh anniversary of the grant date. The FGLH plans were frozen in November 2013 and, therefore, no stock options were issued under these plans during the year ended September 30, 2014. During the years ended September 30, 2013, and 2012, FGLH issued 195 thousand and 207 thousand stock options which had a weighted average grant date fair value per option of $3.85, and $3.90, respectively. The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model and based on the value of FGLH's common stock:

	2013	2012
Risk-free interest rate	0.8%	0.8%
Assumed dividend yield	6.0%	10.0%
Expected option term	4.5 years	4.5 years
Volatility	27.0%	35.0%
The dividend yield is based on the expected dividend rate during the expected life of the option. Expected volatility is based on the implied volatility of exchange-traded securities for life insurance companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of the options granted represents the weighted-average period of time from the grant date to the date of exercise, expiration or cancellation based upon a simplified method as the Company lacked sufficient historical data due to the recent implementation of the FGLH Plans.
A summary of FGLH's outstanding stock options as of September 30, 2014 and changes during the year then ended are as follows (share amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price (a)
Stock options outstanding at September 30, 2013	335	44.23
Granted	—	—
Exercised	(105)	39.86
Forfeited or expired	(5)	47.30
Stock options outstanding at September 30, 2014	225	46.19
Exercisable at September 30, 2014	99	46.68
Vested or expected to vest at September 30, 2014	221	46.15

(a)	The exercise price is based on the value of FGLH’s common stock, not the value of the Company’s common stock. The fair value of FGLH stock at September 30, 2014 is $98.28.
At September 30, 2014, the liability for vested or expected to vest stock options was based on the fair values of the outstanding options. The following assumptions were used in the determination of these fair values using the Black-Scholes option pricing model and based on the value of FGLH's common stock:

Risk-free interest rate	0.65% - 1.02%
Assumed dividend yield	1.2%
Expected option term	2.0 - 2.75 years
Volatility	25.0%
The dividend yield is based on the expected dividend rate during the expected life of the option. Expected volatility is based on the implied volatility of exchange-traded securities for life insurance companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at September 30, 2014. The expected life of the options granted represents the weighted-average period of time from the grant date to the date of exercise, expiration or cancellation based upon historical data.

At September 30, 2014, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $11.7, $5.1 and $11.5, respectively. At September 30, 2014, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 4.9 years, 5.0 years and 4.9 years, respectively. The intrinsic value of stock options exercised and the amount of cash paid upon exercise during the years ended September 30, 2014, 2013, and 2012 was $5.7, $0.5, and $0.0, respectively.

Restricted stock units issued under the FGLH Plans vest in three equal installments on each of the first three anniversaries of the grant date. During the years ended September 30, 2014, 2013, and 2012, FGLH issued 0 thousand, 53 thousand and 0 thousand restricted stock units which had a weighted average grant date fair value per unit of $0, $49.58, and $0, respectively. A summary of FGLH's nonvested restricted stock units as of September 30, 2014 and related activity during the year then ended is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value (a)
Nonvested restricted stock units at September 30, 2013	46	49.60
Granted	—	—
Vested and paid out	(18)	49.53
Forfeited	(2)	49.45
Nonvested restricted stock units at September 30, 2014	26	49.55
Restricted stock units expected to vest at September 30, 2014	25	49.55

(a)	Fair value is based on the value of FGLH’s common stock, not the value of the Company’s common stock.
The amount of cash paid upon vesting of restricted stock units during the years ended September 30, 2014, 2013, and 2012 was $1.5, $0.0, and $0.0, respectively.

FGLH also granted dividend equivalent awards that permit holders of FGLH’s stock option and restricted stock awards to receive a payment in cash in an amount equal to the ordinary dividends declared and paid or debt service payments to HGI by FGLH in each calendar year starting in the year in which the dividend equivalent is granted through the year immediately prior to the year in which the dividend equivalent award vests, divided by the total number of common shares outstanding. Dividend equivalent awards granted in November 2011 vested on March 31, 2014. Dividend equivalent awards granted in December 2012 vest on March 31, 2016. FGLH determined that it was probable the dividend equivalent awards will vest and is recognizing compensation expense ratably over the dividend equivalent vesting periods. The amount of cash paid upon vesting of dividend equivalent awards during the years ended September 30, 2014, 2013, and 2012 was $2.5, $0.0 and $0.0, respectively.

(13) Income Taxes
On August 26, 2013, FGL converted to a corporation from a limited liability company, and remained wholly owned by HGI until December 13, 2013. Prior to August 26, 2013, for income tax purposes, FGL and its non-life insurance subsidiaries (exclusive of FGLH’s non-life subsidiaries) (collectively “FGNL”) were disregarded entities and taxed as if they were part of HGI. As a result, income tax expense or benefit resulting from their operations was not recorded in the Company’s financial statements. If FGNL were a separate taxable entity, its income tax expense would be computed on a standalone basis in accordance with ASC Topic 740 and, on a pro forma basis, would have been $1.5 for the period ended August 26, 2013, consisting of $1.3 current tax expense and $0.2 deferred tax expense; and $4.6 for Fiscal 2012, consisting of $3.3 of current tax expense and $1.3 of deferred tax expense.
Subsequent to August 26, 2013, the date FGL converted to a recognized corporation, FGL became a separate taxable entity. Therefore, its income tax expense has been computed on a stand-alone basis in accordance with ASC Topic 740 and has been recorded in the Company's financial statements.
Beginning with the tax year ended December 31, 2012, FSRCI made an election under Section 953(d) of the Internal Revenue Code (“IRC”) to be treated as a U.S. domestic life insurance corporation for tax purposes. FSRCI qualifies as a life insurance company under the IRC and, consequently, will file standalone U.S. Federal income tax returns for its first five taxable years, after which it will be eligible to consolidate with its non-life insurance parent company. Consolidated income tax expense for the year ended September 30, 2013, includes the standalone income tax expense for FSRCI for the period October 1, 2012 through August 9, 2013, when it was owned within the FGL group. FSRCI was inactive and had no income tax expense or benefit for the year ended September 30, 2012.
The net operating losses ("NOLs"), capital losses and tax credits of FGL’s subsidiaries were subject to limitation under IRC Section 382, as a result of the change of ownership that occurred when the companies were purchased in 2011. This caused the net value of attributes that could be utilized to be limited to $4.8 each year, subject to increases for realized built-in gains on certain assets on the date of the change of ownership. On September 27, 2013, the Company underwent a second change of control within the meaning of IRC Section 382(g), triggered by the sale of HGI shares by Harbinger Capital Partners. At the time of this ownership change, FGL’s tax attributes consisted of capital loss carry forwards totaling approximately $350.4, investment tax credits of approximately $54.2, and alternative minimum tax ("AMT") credits of approximately $6.3. The second 382 annual limitation is higher than the 2011 limitation and is not expected to have an impact on the utilization of tax attributes.
Income tax benefit was calculated based upon the following components of income before income taxes:

	Year ended September 30,
	2014	2013	2012
Pretax income (loss):
United States	$188.8	$508.3	$201.6
Outside the United States	—	(0.9)	(3.2)
Total pretax income	$188.8	$507.4	$198.4
The components of income tax (expense) benefit were as follows:

	Year ended September 30,
	2014	2013	2012
Current:
Federal	$(50.8)	$27.3	$(74.3)
State	—	—	—
Total current	$(50.8)	$27.3	$(74.3)

Deferred:
Federal	$24.7	$(187.0)	$220.0
State	—	—	—
Total deferred	$24.7	$(187.0)	$220.0

Income tax (expense) benefit	$(26.1)	$(159.7)	$145.7
The difference between income taxes expected at the U.S. Federal statutory income tax rate of 35% and reported income tax (expense) benefit is summarized as follows:

	Year ended September 30,
	2014	2013	2012
Expected income tax (expense) benefit at Federal statutory rate	$(66.1)	$(177.6)	$(69.5)
Tax effect of disregarded entities	—	1.6	20.4
Valuation allowance for deferred tax assets	40.1	18.9	197.8
Other	(0.1)	(2.6)	(3.0)
Reported income tax (expense) benefit	$(26.1)	$(159.7)	$145.7

Effective tax rate	13.8%	31.5%	(73.4)%

For the year ended September 30, 2014, the Company’s effective tax rate of 13.8% was positively impacted by the partial release of valuation allowance attributed to the Company’s implementation of a tax planning strategy that will allow for the utilization of capital loss carry forwards that management previously concluded were more-likely-than-not unrealizable.
For the year ended September 30, 2013, the Company’s effective tax rate of 31.5% was positively impacted by the partial release of valuation allowance attributed to the Company’s utilization of capital loss carry forwards that management previously concluded were more-likely-than-not unrealizable.
For the year ended September 30, 2012, the Company’s effective tax rate of (73.4)%, representing a tax benefit despite pretax income, was positively impacted by the partial release of valuation allowances based on management’s conclusion that certain of its deferred tax assets were more likely than not realizable, and a non-taxable gain on a contingent purchase price reduction incurred by FGNL.
For the years ended September 30, 2014, 2013, and 2012, the Company recorded net valuation allowance releases of $40.1 (comprised of a full year valuation allowance release of $43.0 related to the life insurance companies, partially offset by a net increase to valuation allowance of $2.9 related to FGL’s non-life companies), $18.9 (comprised of a full year valuation allowance release of $20.7 related to the life insurance companies, partially offset by a net increase to valuation allowance of $1.8 related to FGL’s non-life companies), and $197.8 (comprised of a full year valuation release of $204.7 related to the life insurance companies, partially offset by an increase to valuation allowance of $6.9 related to FGL’s non−life companies).

The following table is a summary of the components of deferred income tax assets and liabilities:

	Year ended September 30,
	2014	2013
Deferred tax assets:
Net operating loss, credit and capital loss carryforwards	$183.6	$215.6
Insurance reserves and claim related adjustments	454.2	377.5
Other	43.4	27.2
Valuation allowance	(118.8)	(158.6)
Total Deferred tax assets	$562.4	$461.7

Deferred tax liabilities:
Value of business acquired	(20.8)	(67.2)
Investments	(310.4)	(96.7)
Deferred acquisition costs (a)	(90.0)	(48.8)
Other	(3.8)	(8.4)
Total deferred tax liabilities	$(425.0)	$(221.1)

Net deferred tax assets and liabilities	$137.4	$240.6
(a) The deferred tax asset as of September 30, 2013 has been revised to reflect a $14.2 increase related to a prior year revision. For additional details see Note 2, Significant Accounting Policies and Practices.

At September 30, 2014, the Company’s valuation allowance of $118.8 consisted of a valuation allowance of $78.0 on life company capital loss carryforwards and a full valuation allowance of $40.8 on FGL’s non−life insurance net deferred tax assets. At September 30, 2013, the Company’s valuation allowance of $158.6 consisted of a valuation allowance of $118.7 on capital loss carryforwards and a full valuation allowance of $39.9 on FGL’s non−life insurance net deferred tax assets.

The Company maintains a valuation allowance against certain IRC Section 382 limited capital loss carry forwards and the deferred tax assets of its non-life insurance company subsidiaries. A valuation allowance has been recorded against capital loss carryforwards limited under IRC Section 382 to reduce the associated deferred tax assets to an amount that is more-likely than not realizable. The non-life insurance company subsidiaries have a history of losses and insufficient sources of future income in order to recognize any portion of their deferred tax assets. All other deferred tax assets are more likely than not to be realized based on expectations as to our future taxable income and considering all other available evidence, both positive and negative.
During the fiscal year ended September 30, 2014, market conditions changed sufficiently that the Company determined it was prudent and feasible to adopt a new tax planning strategy. The strategy involved repositioning a portion of the investment portfolio to trigger $100.0 in net unrealized built-in gains (“NUBIG”). The sale of these assets will result in an increase to the Company’s Section 382 limit (i.e. the “adjusted limit”), enabling the Company to utilize capital loss carry forwards that will offset NUBIG-related gains. This strategy makes it more likely than not that the amount of capital loss carryforwards needed to offset those gains will be utilized. Therefore, a partial release of the valuation allowance offsetting the deferred tax asset related to capital loss carry forwards was recorded at the March 31, 2014 reporting date. The Company intends to execute the transactions prior to the expiration of Section 382-limited capital loss carry forwards. As of September 30, 2014, approximately $67.8 of NUBIG has been recognized locking in $23.7 in tax benefits. The Company currently has capital loss carry forwards of $255.0 that are set to expire on December 31, 2015.
Key considerations in the Company’s decision supporting adoption of the tax planning strategy include wider spreads in specific credit markets, increased range of executable reinvestment opportunities, and an enhanced focus on managing and increasing the Company’s Statutory Interest Maintenance Reserve (“IMR”) balance and capital position providing increased flexibility in volatile interest rate and credit spread markets.
At September 30, 2014 and 2013, FGL has NOL carryforwards of $92.5 and $92.7, respectively, which, if unused, will expire in years 2026 through 2034. FGL has capital loss carryforwards totaling $259.1 and $350.4 at September 30, 2014 and 2013, respectively, which if unused, will expire in years 2015 through 2019. In addition, at September 30, 2014 and 2013, FGL has low income housing tax credit carryforwards totaling $54.3 and $54.2, respectively, which, if unused, will expire in years 2017 through 2034, and alternative minimum tax credits of $6.3 and $6.3, respectively, that may be carried forward indefinitely.
FGL’s non-life subsidiaries file as part of HGI’s consolidated U.S. Federal income tax return. FGL’s insurance company subsidiaries file their own consolidated U.S. Federal life insurance tax return and are not eligible to join the consolidated HGI return until January 1, 2017. The income tax liabilities of the members of the consolidated HGI return are calculated on a standalone basis and payables or receivables are recorded for the use of tax attributes amongst group members. As of September 30, 2014, FGL and its subsidiaries have intercompany taxes payable due to HGI totaling $2.1 for the use of consolidated tax attributes.
The U.S. Federal income tax returns of FGL for years prior to 2009 are no longer subject to examination by the taxing authorities. With limited exceptions, FGL is no longer subject to state and local income tax audits for years prior to 2010. However, Federal NOL carryforwards from tax years ended June 30, 2006 and December 31, 2006, respectively, continue to be subject to Internal Revenue Service examination until the statute of limitations expires for the years in which these NOL carryforwards are ultimately utilized.
FGL does not have any unrecognized tax benefits (“UTBs”) at September 30, 2014 and 2013. In the event the Company has UTBs, interest and penalties related to uncertain tax positions would be recorded as part of income tax expense in the financial statements. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.

(14) Commitments and Contingencies
Lease Commitments
The Company leases office space under non-cancelable operating leases that expire in May 2021. The Company also leased office furniture and office equipment under non-cancelable operating leases that expired in 2012. For the years ended September 30, 2014, 2013 and 2012, the Company’s total rent expense was $2.0, $1.7 and $2.3, respectively. As of September 30, 2014, the minimum rental commitments under the non-cancelable leases are as follows:

Fiscal Year	Amount
2015	$1.5
2016	1.5
2017	1.5
2018	1.5
2019	1.6
Thereafter	3.0
Total	$10.6
Contingencies
Regulatory and Litigation Matters
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2014, FGL has accrued $4.4 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4.6.
The Company has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the "Death Master File") and compliance with state claims practices regulation. To date, the Company has received inquiries from authorities in Maryland, Minnesota and New York. The New York Insurance Department issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities, and retained asset accounts. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in Maryland and other states. As a result of these legislative and regulatory developments, in May 2012, the Company undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. During Fiscal 2012, the Company incurred an $11.0 benefit expense, net of reinsurance, to increase reserves to cover potential benefits payable resulting from this ongoing effort. Based on its analysis to date, and management’s estimate, the Company believes the remaining accrual will cover the reasonably estimated liability arising out of these developments. In addition, the Company has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states.  The Company established a contingency of $2.0, the mid-point of an estimated range of $1.0 to $3.0, related to the external legal costs and administrative costs of said audits and examinations of which $0.8 has been paid through September 30, 2014. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.
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
On April 4, 2014, the Plaintiff, FGL Insurance and the other two defendants signed a Settlement Agreement, pursuant to which FGL Insurance has agreed to pay a total of $5.3 to settle the claims of a nationwide class consisting, with certain exclusions, of all persons who own or owned an OM Financial/FGL Insurance indexed universal life insurance policy issued from January 1, 2007 through March 31, 2014, inclusive.  As part of the settlement, FGL Insurance agreed to certification of the nationwide class for settlement purposes only. An amended Settlement Agreement was filed with the Court on June 5, 2014 as part of the Plaintiff’s Unopposed Motion for Preliminary Approval of Settlement and Conditional Class Certification. On June 19, 2014, the Court held a hearing on Plaintiff's Unopposed Motion for Preliminary Approval of Settlement and Conditional Class Certification and entered its Order Granting Motion for Preliminary Approval of Class Action Settlement ("Order"). The Superior Court set a hearing date of October 3, 2014 for final approval of the settlement.
The deadline for members of the settlement class to opt out of or file objections to the class settlement was September 2, 2014. FGL Insurance would have had the right to unilaterally terminate the settlement if either: (i) 100 policyholders or (ii) policyholders representing more than one percent (1%) of the total premiums paid opted out of or objected to the settlement.  However, only two objections and one opt out were submitted. The deadline for class members to submit claim forms expired on October 2, 2014. Over one thousand claim forms were filed.
On October 2, 2014, the Court adjourned the October 3, 2014 date for the final approval hearing for the class settlement, and rescheduled the final approval hearing for November 18, 2014.  On November 18, 2014, the Court granted final approval of the class settlement, subject to entry of a Final Order and Judgment.  The Court ordered the parties to submit a proposed Final Order and Judgment consistent with her ruling, by November 25, 2014.
At September 30, 2014, the Company estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9.9 and established a liability for the unpaid portion of the estimate of $4.8. Based on the information currently available the Company does not expect the actual cost for settlement, legal fees and other related cost to differ materially from the amount accrued. The Company is seeking indemnification from OMGUK under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”) between HFG and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. The Company has established an amount recoverable from OMGUK for the amount of $4.9, the collection of which the Company believes is probable. The actual amount recovered from OMGUK could be greater or less than the Company’s estimate, but the Company anticipates that the amount recovered will not be materially different than its current estimate. The settlement, legal fees and other costs related to this class action and the amount recoverable from OMGUK is presented net in the income statement in the caption “Benefits and other changes in policy reserves.”
In light of the inherent uncertainties involved in the matter described above and uncertainties in litigation generally, there can be no assurance that this litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
Guarantees
The F&G Stock Purchase Agreement between HFG and OMGUK includes a Guarantee and Pledge Agreement which creates certain obligations for FGLH as a grantor and also grants a security interest to OMGUK of FGL's equity interest in FGLH and FGLH’s equity interest in FGL Insurance in the event that HFG fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. The Company is not aware of any events or transactions that resulted in non-compliance with the Guarantee and Pledge Agreement.

(15) Reinsurance
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
The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the years ended September 30, 2014, 2013 and 2012 were as follows:

	Year ended September 30,
	2014		2013		2012
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$266.8	$1,103.3	$279.2	$776.5	$298.0	$1,033.3
Assumed	35.9	27.8	32.8	23.3	47.2	34.9
Ceded	(247.1)	(343.6)	(253.3)	(266.9)	(289.9)	(290.8)
Net	$55.6	$787.5	$58.7	$532.9	$55.3	$777.4
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the years ended September 30, 2014, 2013 and 2012, the Company did not write off any reinsurance balances. During the year ended September 30, 2014, the Company did not commute any ceded reinsurance. Effective June 17, 2013, the Company rescinded the portion of the coinsurance agreement dated April 1, 2011 between FGL Insurance and Wilton Re which covered certain disability income riders. Wilton Re paid FGL Insurance a rescission settlement of $6.4. FGL Insurance recognized a net gain on the rescission of $1.9.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Wilton Agreement
In September 2012, Wilton Re and FGL Insurance reached a final agreement on the initial settlements associated with the reinsurance transactions FGL Insurance entered into subsequent to the FGL Acquisition. The final settlement amounts did not result in any material adjustments to the amounts reflected in the financial statements. FGL Insurance recognized a net pre-tax gain of $18.0 on these reinsurance transactions which has been deferred and is being amortized over the remaining life of the underlying reinsured contracts. The unamortized portion of this deferred gain was $14.3 and $12.6 as of September 30, 2014 and 2013, respectively.
Commissioners Annuity Reserve Valuation Method Facility (“CARVM”)
Effective October 1, 2012, FGL Insurance recaptured the CARVM reinsurance agreement from OM Re and simultaneously ceded the business to Raven Reinsurance Company ("Raven Re"), its wholly-owned captive reinsurance company”. The recapture of the OM Re CARVM reinsurance agreement satisfies the Company’s obligation under the F&G Stock Purchase Agreement to replace the letter of credit provided by OM no later than December 31, 2015. In connection with the new CARVM reinsurance agreement, FGL Insurance and Raven Re entered into an agreement with Nomura Bank International plc (“Nomura”) to establish a $295.0 reserve financing facility in the form of a letter of credit issued by Nomura and Nomura charged an upfront structuring fee in the amount of $2.8. The reserve financing facility is set to be reduced by $6.3 each quarter subsequent to establishment. The structuring fee was paid by FGL Insurance and will be deferred and amortized over the expected life of the facility. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
As of September 30, 2014, there was $251.3 available under the letter of credit facility. The Nomura Facility will terminate on September 30, 2017, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGLH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of September 30, 2014, Raven Re’s statutory capital and surplus was $3.5 (unaudited) in excess of the minimum level required under the Reimbursement Agreement.

(16) Related Party Transactions
As discussed in Note 1, on August 9, 2013, the Company distributed its ownership interests in its wholly-owned subsidiaries, HGI Real Estate, LLC and FS Holdco, to HGI. HGI Real Estate LLC had no net assets as of the distribution date. The carrying value of FS Holdco’s net assets as of the distribution date was $128.9 and comprised of the following:

Total assets	$1,645.4
Total liabilities	1,516.5
Total net assets	128.9
The Company accounted for the distribution of these businesses as a dividend. Of total net assets transferred, $47.1 is cash and cash equivalents and is reflected in the line item Distributions to Harbinger Group Inc. and subsidiaries in the Statement of Cash Flows. The remainder of the net assets transferred to HGI of $81.8 are non-cash financing activities.
Additionally, on August 23, 2013, the Company also distributed and assigned to HGI all of its rights in the interests, liabilities and obligations under its litigation against OMGUK related to claimed $50.0 purchase price adjustment in connection with the FGLH Acquisition. This resulted in a $41.0 non-cash dividend to HGI related to the assignment of contingent purchase price reduction receivable.
FSRCI
Effective December 31, 2012, FGL Insurance entered into a reinsurance treaty with FSRCI, an indirect wholly-owned subsidiary of HGI, FGL’s parent, whereby FGL Insurance ceded 10% of its June 30, 2012 in-force annuity block business not already reinsured on a funds withheld basis. Under the terms of the agreement, FSRCI paid FGL Insurance an initial ceding allowance of $15.0. A study prepared by an independent third party actuarial firm determined that the initial ceding allowance of $15.0 is a fair and reasonable valuation. The coinsurance agreement was on a funds withheld basis, meaning that funds were withheld by FGL Insurance from the coinsurance premium owed to FSRCI as collateral for FSRCI’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of FGL Insurance.
Effective September 17, 2014, FGL Insurance entered into a second reinsurance treaty with FSRCI whereby FGL Insurance ceded 30% of any new business of its multi-year guaranteed annuity block of business ("MYGA") issued effective September 17, 2014 and later on a funds withheld basis. Under the terms of the agreement, no initial ceding commission was paid as all of the underlying business is new business.
At September 30, 2014 and 2013, the Company's reinsurance recoverable included $1,267.2 and $1,365.0, respectively, related to FSRCI and funds withheld for reinsurance liabilities included $1,292.8 and $1,368.3, respectively, related to FSRCI.

Below are the ceded operating results to FSRCI’s for the year ended September 30, 2014 and the period of August 9, 2013 to September 30, 2013:

Revenues:	Year ended September 30, 2014	August 9, 2013 to September 30, 2013
Premiums	$0.9	$—
Net investment income	64.3	6.7
Net investment gains	24.9	(1.1)
Insurance and investment product fees	4.4	0.9
Total revenues	94.5	6.5

Benefits and expenses:
Benefits and other changes in policy reserves	(59.9)	(1.1)
Acquisition & operating expenses, net of deferrals	(5.8)	0.6
Total benefits and expenses	(65.7)	(0.5)

Operating income	$28.8	$6.0
FGL Insurance invested in CLO securities issued by Fortress Credit Opportunities III CLO LP ("FCO III") and also invested in securities issued by Fortress Credit BSL Limited ("Fortress BSL"). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC, which has acquired interests greater than 10% ownership in HGI as of September 30, 2014. During the year, Leucadia National Corp's ("Leucadia") ownership interest in HGI's outstanding shares exceeded 10%. Jefferies Group Inc. ("Jefferies") is a wholly owned subsidiary of Leucadia. Additionally, during the year Frederick's of Hollywood became a wholly owned subsidiary of HGI.
During the September quarter, we sold our debt securities in our affiliates, Leucadia, Jefferies, and Frederick's of Hollywood recognizing gains of $1.6, $5.8, and $0.2, respectively, for the year ended September 30, 2014.
FGL Insurance participates in loans to third parties originated by Salus, an affiliated, limited liability company indirectly owned by HGI. Salus is also considered a VIE as described in “Note 4. Investments” to the Company’s Consolidated Financial Statements. Salus originates senior secured asset-based loans to unaffiliated third-party borrowers. In addition to the participation in loans originated by Salus, FGL Insurance also agreed to provide Salus with financing in the form of a revolving loan and promissory note. In January 2014, FGL Insurance acquired from FSRCI preferred equity interests in Salus which have a 10.0% per annum return and a total par value of $30.0 which is included in the FSRCI funds withheld portfolio. Accordingly all income on this asset is ceded to FSRCI. The Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests, the promissory note and any amounts owed under the revolving loan as reported in its balance sheet. The carrying value of these investments in Salus as of September 30, 2014 and 2013 are disclosed in the tables below.

The Company’s consolidated related party investments as of September 30, 2014 and 2013, and related net investment income for the years ended September 30, 2014, 2013, and 2012 are summarized as follows:

		September 30, 2014
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus collateralized loan obligations	Fixed Maturities, available for sale	$239.5	$0.6	$240.1
Fortress Investment Group collateralized loan obligations	Fixed Maturities, available for sale	194.9	1.9	196.8
Salus preferred equity(a)	Equity securities, available for sale	34.1	—	34.1
Salus participations	Other Invested Assets	213.3	1.5	214.8
Foreign exchange embedded derivative	Other Invested Assets	1.7	—	1.7
HGI energy loan (b)	Related Party Loans	70.0	1.6	71.6
Salus 2012 participations	Related Party Loans	10.9	0.1	11.0
Salus promissory note	Related Party Loans	20.0	—	20.0
Salus revolver	Related Party Loans	10.0	—	10.0
Frederick's of Hollywood	Related Party Loans	—	0.1	0.1
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) $20.0 of the total HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		September 30, 2013
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus collateralized loan obligations	Fixed Maturities, available for sale	$241.5	$0.4	$241.9
Salus participations	Other Invested Assets	157.0	1.5	158.5
HGI energy loan (a)	Related Party Loans	70.0	1.6	71.6
Salus 2012 participations	Related Party Loans	27.3	0.1	27.4
Salus promissory note	Related Party Loans	20.0	—	20.0
(a) $20.0 of the total HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		Year ended September 30,
		2014	2013	2012
Type	Investment Income Classification	Net investment income	Net investment income	Net investment income
Salus collateralized loan obligations	Fixed Maturities	$12.9	$4.5	$—
Fortress Investment Group collateralized loan obligations	Fixed Maturities	1.6	—	—
Leucadia National Corp	Fixed Maturities	1.1	—	—
Jefferies Group Inc	Fixed Maturities	1.2	—	—
Salus preferred equity	Equity securities	2.3	2.1	—
Salus participations	Other Invested Assets	19.1	6.8	—
HGI energy loan (b)	Related Party Loans	6.3	3.8	—
Salus 2012 participations	Related Party Loans	0.6	3.5	2.0
Salus promissory note	Related Party Loans	1.4	1.4	—
Fredericks of Hollywood	Related Party Loans	0.5	—	—
Salus revolver	Related Party Loans	0.5	—	—

The Company had realized losses of $1.2 for the year ended September 30, 2014 related to its foreign exchange embedded derivative included in other invested assets.
The Company has investment management agreements with Salus, a wholly owned subsidiary of HGI Asset Management Holdings, LLC, which is also a wholly own subsidiary of HGI, CorAmerica Capital, LLC, and Energy & Infrastructure Capital, LLC, both wholly-owned subsidiaries of Five Islands Asset Management, LLC. Five Islands Asset Management, LLC is a wholly own subsidiary of HGI Asset Management Holdings, LLC. The Company pays management fees to these entities for the services provided under these agreements which are usual and customary for these types of services.
The Company’s pre-closing and closing obligations under the F&G Stock Purchase Agreement, including payment of the purchase price, were guaranteed by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”). HGI entered into a Guaranty Indemnity Agreement with the Master Fund, pursuant to which HGI agreed to indemnify the Master Fund for any losses incurred by it or its representatives in connection with the Master Fund’s guaranty of the Company’s pre-closing and closing obligations under the F&G Stock Purchase Agreement.

(17) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Year ended September 30,
	2014	2013	2012
Net income attributable to common shares - basic	$162.7	$347.7	$344.1

Weighted-average common shares outstanding - basic	55,970	47,000	47,000
Dilutive effect of unvested restricted stock and unvested performance restricted stock	31	—	—
Dilutive effect of stock options	10	—	—
Weighted-average shares outstanding - diluted	56,011	47,000	47,000

Net income per common share:
Basic	$2.91	$7.40	$7.32
Diluted	$2.90	$7.40	$7.32
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL shares of common stock outstanding, excluding unvested restricted stock. The calculation of diluted earnings per share for the year ended September 30, 2014 excludes the incremental effect related to certain outstanding stock options due to their anti-dilutive effect.  The number of weighted average equivalent shares excluded is less than one thousand shares.  Also, stock-based compensation awards under the FGLH Plans are settled in cash and, therefore, are excluded from the computation of diluted earnings per share.

(18) Insurance Subsidiary Financial Information and Regulatory Matters
The Company’s insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with GAAP are that statutory financial statements do not reflect DAC and VOBA, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.

The Company’s principal insurance subsidiaries’ statutory financial statements are based on a December 31 year end. Statutory net income (loss) and statutory capital and surplus of the Company’s wholly owned insurance subsidiaries were as follows:

	Subsidiary (state of domicile)(a)
	FGL Insurance (IA)(b)	FGL NY Insurance (NY)
Statutory Net Income (Loss):
Fiscal year ended September 30, 2014 (Unaudited)	$180.3	$2.7
Year ended December 31, 2013	118.2	1.3
Year ended December 31, 2012	102.2	1.0

Statutory Capital and Surplus:
September 30, 2014 (Unaudited)	$1,134.4	$64.1
December 31, 2013	1,108.3	61.9
December 31, 2012	900.5	41.1

(a)	FGL NY Insurance is a subsidiary of FGL Insurance, and the columns should not be added together.
(b) FGL Insurance Company re-domesticated to Iowa effective November 1, 2013. Prior to November 1, 2013, the Company was domiciled in the state of Maryland.

The amount of statutory capital and surplus necessary to satisfy the applicable regulatory requirements is not significant in relation to FGL Insurance’s and FGL NY Insurance’s respective statutory capital and surplus.
Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. The Company monitors the RBC of FGLH’s insurance subsidiaries. As of September 30, 2014 and 2013, each of FGLH’s insurance subsidiaries had exceeded the minimum RBC requirements (unaudited).
The Company’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2013, in accordance with applicable dividend restrictions, the Company’s subsidiaries could pay “ordinary” dividends of $124.4 to FGLH in 2014, less any dividends paid during the immediately preceding 12 month period. The Company did not declare or pay any dividends to FGLH during the 12 month period ended September 30, 2014. Therefore, FGL Insurance is able to declare an ordinary dividend up to $124.4 with respect to its 2013 statutory results, subject to management’s discretion.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a decrease in statutory capital and surplus of $0.8 (unaudited) at September 30, 2014 and an increase to statutory capital and surplus of $11.5 at December 31, 2013. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $805.8 to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which had the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice has no impact on the Company’s consolidated financial statements which are prepared in accordance with GAAP.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $270.0 at December 31, 2013. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $20.5 at December 31, 2013. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $108.9 as of December 31, 2013 and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent.
As of September 30, 2014, FGL NY Insurance does not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices (unaudited).
On October 7, 2013 the New York State Department of Financial Services (“NYDFS”) announced an agreement with Philip A. Falcone, the Chairman and Chief Executive Officer of HGI (FGL’s ultimate parent company), HGI, FGLH and FGL NY Insurance that Mr. Falcone will not exercise control, within the meaning of New York insurance law, over FGL NY Insurance or any other New York-licensed insurer for seven years (the “NYDFS Commitment”). Under the NYDFS Commitment agreement, FGLH agreed to maintain FGL NY Insurance’s RBC level at no less than 225% company action level RBC ratio, and established a trust account funded with $18.5 of cash or eligible securities to support that agreement.
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

19. Quarterly Results (Unaudited)

Unaudited quarterly results of operations are summarized below.

	Quarter Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(Dollars in millions, except per share data)
Premiums	$14.2	$13.1	$14.6	$13.7
Net investment income	200.6	191.2	184.3	183.4
Net realized gains (losses)	40.0	145.0	(1.7)	123.4
Insurance and investment product fees and other	17.0	18.6	17.1	15.6
Total revenue	271.8	367.9	214.3	336.1
Total expenses	210.7	280.1	222.2	265.8
Net income	38.7	56.5	24.8	42.7
Net income per common share - basic	0.66	0.97	0.43	0.87
Net income per common share - diluted	0.66	0.97	0.42	0.87

	Quarter Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(Dollars in millions, except per share data)
Premiums	$11.8	$19.0	$14.1	$13.8
Net investment income	185.2	184.6	167.9	170.3
Net realized gains	106.2	58.3	206.7	146.5
Insurance and investment product fees and other	17.1	16.1	14.6	13.9
Total revenue	320.3	278.0	403.3	344.5
Total expenses	156.4	197.5	293.2	180.1
Net income	110.7	53.2	73.2	110.6
Net income per common share - basic	2.36	1.13	1.56	2.35
Net income per common share - diluted	2.36	1.13	1.56	2.35

Schedule I
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

Summary of Investments - Other than Investments in Related Parties
September 30, 2014
(in millions)

	Amortized Cost (a)	Fair Value	Amount at which shown on the balance sheet
Fixed Maturities:
Bonds:
United States Government and government agencies and authorities	$395.3	$403.3	$403.3
States, municipalities and political subdivisions	1,149.9	1,259.8	1,259.8
Foreign governments	13.1	12.9	12.9
Public utilities	1,822.2	1,922.4	1,922.4
All other corporate bonds	13,191.4	13,715.5	13,715.5
Redeemable preferred stock	120.0	120.7	120.7
Total fixed maturities	16,691.9	17,434.6	17,434.6

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust, and insurance companies	98.4	85.4	85.4
Industrial, miscellaneous and all other	33.3	34.1	34.1
Nonredeemable preferred stock	547.3	578.2	578.2
Total equity securities	679.0	697.7	697.7

Derivative investments	177.7	296.3	296.3
Policy loans	10.6	10.6	10.6
Other long-term investments	362.8	362.3	362.3
Total investments	$17,922.0	$18,801.5	$18,801.5

(a)
Represents (i) original cost reduced by repayments and OTTI and adjusted for amortization of premiums and accrual of discounts for fixed maturity securities, (ii) original cost reduced by OTTI for equity securities and (iii) original cost for derivative investments.

Schedule II
FIDELITY & GUARANTY LIFE (Parent Only)
CONDENSED BALANCE SHEETS
(in millions)

	September 30, 2014	September 30, 2013

ASSETS
Investments in consolidated subsidiaries	$1,544.1	$1,139.3
Equity securities, available-for-sale, at fair value	49.3	—
Cash and cash equivalents	65.8	—
Other assets	—	2.2
Total assets	$1,659.2	$1,141.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Amounts due to Harbinger Group, Inc. (Parent)	$—	$2.9
Accounts payable and accrued expenses	—	—
Total liabilities	—	2.9
Shareholders' equity
Preferred stock	—	—
Common stock	0.6	—
Additional paid in capital	702.1	527.1
Retained earnings (a)	606.9	498.6
Accumulated other comprehensive income	349.6	112.9
Total shareholder's equity	1,659.2	1,138.6
Total liabilities and shareholder's equity	$1,659.2	$1,141.5
(a) Retained earnings as of September 30, 2013 has been revised to reflect a $26.3 decrease related to a prior year revision. For additional details see Note 2, Significant Accounting Policies and Practices.

Schedule II
(continued)

FIDELITY & GUARANTY LIFE (Parent Only)
CONDENSED STATEMENT OF OPERATIONS
(in millions)

	Year ended September 30,
	2014	2013	2012

Revenues	$1.7	$—	$—
	1.7	—	—
Operating Expenses:
General and administrative expenses	5.5	5.0	0.7
Total operating expenses	5.5	5.0	0.7
Operating loss	(3.8)	(5.0)	(0.7)
Other income (expense):
Equity in net income of subsidiaries	166.5	343.7	282.9
Interest income from subsidiary	—	9.0	23.5
Interest expense	—	—	(2.6)
Gain on contingent purchase price reduction	—	—	41.0
Income before income taxes	162.7	347.7	344.1
Income tax expense	—	—	—
Net income	$162.7	$347.7	$344.1

Schedule II
(continued)
FIDELITY & GUARANTY LIFE (Parent Only)
CONDENSED STATEMENT OF CASH FLOWS
(in millions)

	Year ended September 30,
	2014	2013	2012

Cash flows from operating activities:
Net income	$162.7	$347.7	$344.1
Adjustments to reconcile net income to net cash used in operating activities
Gain on contingent purchase price reduction	—	—	(41.0)
Net recognized (gains) on investments	(1.1)	—	—
Equity in net income of subsidiaries	(166.5)	(343.7)	(282.9)
Dividends received	—	73.7	—
Collateral returned	—	—	49.3
Accrued interest from subsidiary	—	(9.0)	3.8
Stock-based compensation	3.0	—	—
Other assets and other liabilities	(1.6)	(0.4)	(0.5)
Net cash (used in) provided by operating activities	(3.5)	68.3	72.8
Cash flows from investing activities:
Proceeds from investments, sold, matured or repaid:
Equity securities	124.7	—	—
Cost of investments acquired:
Equity securities	(173.6)	—	—
Net repayment of notes from subsidiary	—	20.0	15.8
Capital contributions to subsidiaries	—	(106.4)	(3.3)
Net cash (used in) provided by investing activities	(48.9)	(86.4)	12.5
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transactions fees	172.6	—	—
Cash capital contributions from parent	—	111.7	4.0
Advance from parent	—	—	(49.3)
Dividends payments	(54.4)	(93.6)	(40.0)
Net cash provided by (used in) financing activities	118.2	18.1	(85.3)
Net increase in cash and cash equivalents	65.8	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$65.8	$—	$—

Supplemental disclosures of cash flow information:
Conversion of notes payable to investment in subsidiary	$—	$213.3	$—
Distribution of non-cash net assets to Harbinger Group Inc. and subsidiaries	$—	$169.9	$—

Schedule III
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
Supplementary Insurance Information
(in millions)

	Year ended September 30,
	2014	2013	2012

Life Insurance (single segment):
Deferred acquisition cost	$463.0	$338.5	$169.2
Future policy benefits, losses, claims and loss expenses	3,504.3	3,556.8	3,614.8
Other policy claims and benefits payable	58.1	51.4	91.1
Premium revenue	55.6	58.7	55.3
Net investment income	759.5	708.0	716.2
Benefits, claims, losses and settlement expenses	(787.5)	(532.9)	(777.4)
Amortization of deferred acquisition costs	(39.5)	(47.4)	(15.2)
Other operating expenses	(101.7)	(109.8)	(123.9)

Schedule IV
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
Reinsurance
(In millions)

For the year ended September 30, 2014	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net

Life insurance in force	$2,785.6	$(2,014.3)	$16.4	$787.7	2.1%

Premiums and other considerations
Traditional life insurance premiums	$266.8	$(247.1)	$35.9	$55.6	64.6%
Annuity product charges	138.4	(72.5)	—	65.9	—%
Total premiums and other considerations	$405.2	$(319.6)	$35.9	$121.5	29.6%

For the year ended September 30, 2013	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net

Life insurance in force	$2,596.7	$(1,965.4)	$17.3	$648.6	2.7%

Premiums and other considerations
Traditional life insurance premiums	$279.2	$(253.3)	$32.8	$58.7	55.9%
Annuity product charges	135.5	(76.7)	—	58.8	—%
Total premiums and other considerations	$414.7	$(330.0)	$32.8	$117.5	27.9%

For the year ended September 30, 2012	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net

Life insurance in force	$2,436.3	$(1,929.0)	$22.8	$530.1	4.3%

Premiums and other considerations
Traditional life insurance premiums	$298.0	$(289.9)	$47.2	$55.3	85.4%
Annuity product charges	117.9	(79.6)	—	38.3	—%
Total premiums and other considerations	$415.9	$(369.5)	$47.2	$93.6	50.4%

See accompanying Report of Independent Registered Public Accounting Firm.