Form 10-K/A
period 2014-09-30
Fidelity & Guaranty Life
filed 2014-12-12
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) amends the registrant’s Form 10-K for the fiscal year ended September 30, 2014, as filed with the U.S. Securities and Exchange Commission on November 19, 2014 (the “Form 10-K”), solely for the purpose of filing Exhibit 23 (Consent of Independent Registered Public Accounting Firm) which was inadvertently omitted from the Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3,4 and 5 of the certifications have been omitted. No other information included in the Form 10-K has been amended. Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-K, or reflect events occurring after the date of the filing of the Form 10-K.

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

21*	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24*	Power of Attorney (set forth on the signature page).
31.1 *	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF *	XBRL Taxonomy Definition Linkbase.
101.LAB *	XBRL Taxonomy Extension Label Linkbase.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.
*     Previously filed with Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY & GUARANTY LIFE (Registrant)

Date:	December 12, 2014	By:	/s/ Dennis R. Vigneau
Senior Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leland C. Launer, Jr.		December 12, 2014
Leland C. Launer, Jr.	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Dennis R. Vigneau		December 12, 2014
Dennis R. Vigneau	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
*
Phillip J. Gass	Chairman
*
Omar M. Asali	Director
*
William J. Bawden	Director
*
James M. Benson	Director
*
Kostas Cheliotis	Director
*
Kevin J. Gregson	Director
*
William P. Melchionni	Director
*
John H. Tweedie	Director
*
Thomas A. Williams	Director

* By: /s/ Dennis R. Vigneau
Dennis R. Vigneau, Attorney-in-Fact