Form 10-Q
period 2014-12-31
Fidelity & Guaranty Life
filed 2015-02-04
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-36227

FIDELITY & GUARANTY LIFE
(Exact name of registrant as specified in its charter)

Delaware	46-3489149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Ruan Center 601 Locust Street, 14th Floor Des Moines, Iowa	50309
(Address of principal executive offices)	(Zip Code)
(800) 445-6758
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
There were 58,702,042 shares of the registrant’s common stock outstanding as of February 2, 2015.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS
Investments:
Fixed maturities securities, available-for-sale, at fair value (amortized cost: December 31, 2014 - $17,172.2; September 30, 2014 - $16,691.9)	$17,910.4	$17,434.6
Equity securities, available-for-sale, at fair value (amortized cost: December 31, 2014 - $640.7; September 30, 2014 - $679.0)	657.9	697.7
Derivative investments	306.2	296.3
Commercial mortgage loans	206.8	136.2
Other invested assets	253.3	236.7
Total investments	19,334.6	18,801.5
Related party loans	93.2	112.7
Cash and cash equivalents	555.5	576.4
Accrued investment income	163.8	181.8
Reinsurance recoverable	3,728.6	3,664.8
Intangibles, net	592.6	515.0
Deferred tax assets	132.4	137.4
Other assets	150.9	163.1
Total assets	$24,751.6	$24,152.7

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$17,160.1	$16,463.5
Future policy benefits	3,483.8	3,504.3
Funds withheld for reinsurance liabilities	1,376.0	1,330.8
Liability for policy and contract claims	67.8	58.1
Debt	300.0	300.0
Other liabilities	698.5	836.8
Total liabilities	23,086.2	22,493.5

Commitments and contingencies

Shareholders' equity:
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued at December 31, 2014)	$—	$—
Common stock ($.01 par value, 500,000,000 shares authorized, 58,702,042 issued and outstanding at December 31, 2014; 58,442,721shares issued and outstanding at September 30, 2014)	0.6	0.6
Additional paid-in capital	703.7	702.1
Retained earnings	617.2	606.9
Accumulated other comprehensive income	345.2	349.6
Treasury Stock, at cost (51,115 shares at December 31, 2014; no shares at September 30, 2014)	(1.3)	—
Total shareholders' equity	1,665.4	1,659.2
Total liabilities and shareholders' equity	$24,751.6	$24,152.7

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended
	December 31, 2014	December 31, 2013
	(Unaudited)
Revenues:
Premiums	$11.6	$13.7
Net investment income	208.4	183.4
Net investment gains	58.5	123.4
Insurance and investment product fees and other	19.8	15.6
Total revenues	298.3	336.1
Benefits and expenses:
Benefits and other changes in policy reserves	223.7	216.9
Acquisition and operating expenses, net of deferrals	29.2	26.0
Amortization of intangibles	16.2	22.9
Total benefits and expenses	269.1	265.8
Operating income	29.2	70.3
Interest expense	(5.9)	(5.6)
Income before income taxes	23.3	64.7
Income tax expense	9.2	22.0
Net income	$14.1	$42.7

Net income per common share:

Basic	$0.24	$0.87
Diluted	$0.24	$0.87
Weighted average common shares used in computing net income per common share:
Basic	58,283,327	49,142,208
Diluted	58,453,554	49,263,675

Cash dividend per common share	$0.065	$0.915

Supplemental disclosures:
Total other-than-temporary impairments	$—	$—
Portion of other-than-temporary impairments included in other comprehensive income	—	—
Net other-than-temporary impairments	—	—
Gains on derivative instruments	62.6	111.5
Other realized investment (losses) gains	(4.1)	11.9
Total net investment gains	$58.5	$123.4

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three months ended
	December 31, 2014	December 31, 2013
	(Unaudited)
Net income	$14.1	$42.7

Other comprehensive income
Unrealized investment (losses):
Changes in unrealized investment (losses) before reclassification adjustment	(10.9)	(10.3)
Net reclassification adjustment for losses (gains) included in net investment gains	4.1	(8.1)
Changes in unrealized investment (losses) after reclassification adjustment	(6.8)	(18.4)
Adjustments to intangible assets	1.2	8.0
Changes in deferred income tax asset/liability	1.2	3.6
Net change to derive comprehensive (loss) for the period	(4.4)	(6.8)
Comprehensive income, net of tax	$9.7	$35.9

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital/Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance, September 30, 2013	$—	$—	$527.1	$498.6	$112.9	$—	$1,138.6
Dividends	—	—	—	(43.0)	—	—	(43.0)
Stock Split	—	0.6	(0.6)	—	—	—	—
Proceeds from issuance of common stock, net of transaction fees	—	—	173.0	—	—	—	173.0
Net income	—	—	—	42.7	—	—	42.7
Unrealized investment losses, net	—	—	—	—	(6.8)	—	(6.8)
Stock compensation	—	—	1.0	—	—	—	1.0
Balance, December 31, 2013	$—	$0.6	$700.5	$498.3	$106.1	$—	$1,305.5

Balance, September 30, 2014	$—	$0.6	$702.1	$606.9	$349.6	$—	$1,659.2
Treasury shares purchased	—	—	—	—	—	(1.3)	(1.3)
Dividends	—	—	—	(3.8)	—	—	(3.8)
Net income	—	—	—	14.1	—	—	14.1
Unrealized investment losses, net	—	—	—	—	(4.4)	—	(4.4)
Stock compensation	—	—	1.6	—	—	—	1.6
Balance, December 31, 2014	$—	$0.6	$703.7	$617.2	$345.2	$(1.3)	$1,665.4

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended
	December 31, 2014	December 31, 2013
	(Unaudited)
Cash flows from operating activities:
Net income	$14.1	$42.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6.0	7.1
Amortization	(11.3)	(12.9)
Deferred income taxes	6.2	4.1
Interest credited/index credits and other changes to contractholder account balances	196.8	178.3
Net recognized (gains) on investments and derivatives	(58.5)	(123.4)
Charges assessed to contractholders for mortality and administration	(14.6)	(9.6)
Deferred policy acquisition costs, net of amortization	(76.4)	(29.7)
Changes in operating assets and liabilities:
Reinsurance recoverable	(14.5)	(17.7)
Future policy benefits	(20.5)	(10.9)
Funds withheld from reinsurers	37.3	(39.9)
Collateral posted	39.3	2.7
Other assets and other liabilities	(15.5)	47.2
Net cash provided by operating activities	88.4	38.0
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	824.6	1,705.9
Proceeds from derivatives instruments and other invested assets	128.4	102.7
Proceeds from commercial mortgage loans	30.8	—
Cost of available-for-sale investments acquired	(1,370.2)	(2,598.5)
Costs of derivatives instruments and other invested assets	(99.8)	(81.9)
Costs of commercial mortgage loans	(101.4)	(86.0)
Related party loans	19.5	22.6
Capital expenditures	(1.7)	(2.9)
Net increase in policy loans	(0.2)	—
Net cash (used in) investing activities	(570.0)	(938.1)
Cash flows from financing activities:
Treasury stock	(1.2)	—
Proceeds from issuance of common stock, net of transaction fees	—	175.9
Dividends paid	(3.8)	(43.0)
Contractholder account deposits	873.2	772.2
Contractholder account withdrawals	(407.5)	(449.9)
Net cash provided by financing activities	460.7	455.2
Change in cash and cash equivalents	(20.9)	(444.9)
Cash and cash equivalents at beginning of period	576.4	1,204.3
Cash and cash equivalents at end of period	$555.5	$759.4

Supplemental disclosures of cash flow information:
Interest paid	$4.8	$9.8
Income taxes paid	$26.0	$—

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC (“HFG”)) (“FGL” and, collectively with its subsidiaries, the “Company”) is a subsidiary of Harbinger Group Inc. (“HGI”). The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in Fidelity & Guaranty Life and Subsidiaries' Annual Report on Form 10-K, for the year ended September 30, 2014 (“2014 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.
FGL markets products through its wholly-owned insurance subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), which together are licensed in all fifty states and the District of Columbia.

Certain GAAP policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in our 2014 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three month period ended December 31, 2014, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2015.  All material inter-company accounts and transactions have been eliminated in consolidation.  Amounts reclassified out of other comprehensive income are reflected in net investment gains in the Condensed Consolidated Statements of Operations.

Dollar amounts in the accompanying sections are presented in millions, unless otherwise noted.

(2) Significant Accounting Policies and Practices
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all other entities in which FGL has a controlling financial interest (none of which are variable interest entities). All intercompany accounts and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements
Investments in Qualified Affordable Housing Projects
In January 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance which allows investors in Low Income Housing Tax Credit (“LIHTC”) programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments.  ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Project.  The Company early adopted this guidance effective October 1, 2014 for all new LIHTC investments made subsequent to that date.  Prior LIHTC investments will continue to be accounted for under the effective-yield method.  This adoption did not have a material effect on the Company’s consolidated financial position and results of operations.

Share-Based Payments When a Performance Target is achieved after the Requisite Service Period
In June 2014, the FASB issued new guidance on Stock Compensation (ASU 2014-12, Accounting for Share-Based Payments When the Term of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The new guidance requires that performance targets that affect vesting and that could be achieved after the requisite service period to be treated as performance conditions. Such performance targets would not be included in the grant-date fair value calculation of the award, rather compensation cost should be recorded when it is probable the performance target will be reached and should represent the compensation cost attributable to period(s) for which the requisite service has already been rendered. This standard may be early adopted and the amendments in this Update may be applied either prospectively or retrospectively. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
(3) Significant Risks and Uncertainties
Use of Estimates and Assumptions
The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions used.
Subsequent Events
The Company has concluded that there were no material subsequent events requiring adjustment to or disclosure in its Condensed Consolidated Financial Statements.
Concentrations of Financial Instruments
As of December 31, 2014 and September 30, 2014, the Company’s most significant investment in one industry, excluding U.S. Government securities, was its investment securities in the banking industry with a fair value of $2,217.7 or 11.5% and $2,240.3 or 11.9%, respectively, of the invested assets portfolio. The Company’s holdings in this industry include investments in 80 different issuers with the top ten investments accounting for 39.3% of the total holdings in this industry. As of December 31, 2014, the Company had investments in 1 issuer, Wells Fargo & Company, that exceeded 10.0% of shareholders' equity with a total fair value of $180.7 or 0.9% of the invested assets portfolio. As of September 30, 2014, the Company had investments in 2 issuers, Wells Fargo & Company and J.P. Morgan Chase, that exceeded 10.0% of shareholders' equity with a total fair value of $365.3 or 1.9% of the invested assets portfolio. Additionally, the Company’s largest concentration in any single issuer as of December 31, 2014 and September 30, 2014 was in Wells Fargo & Company which had a fair value of $180.7 or 0.9% and $185.4 or 1.0% of the invested assets portfolio, respectively.
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

Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) and Front Street Re (Cayman) Ltd. ("FSRCI" - an affiliate) that could have a material impact on the Company’s financial position in the event that Wilton Re or FSRCI fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA credit rating from Standard & Poor's Ratings Services ("S&P") as of December 31, 2014. As of December 31, 2014, the net amount recoverable from Wilton Re was $1,521.2 and the net amount recoverable from FSRCI was $1,311.9. The coinsurance agreement with FSRCI is on a funds withheld basis. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4) Investments
The Company’s debt and equity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) net of associated adjustments for value of business acquired (“VOBA”), deferred acquisition costs (“DAC”) and deferred income taxes. The Company’s consolidated investments at December 31, 2014 and September 30, 2014 are summarized as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for sale securities
Asset-backed securities	$2,102.5	$9.3	$(33.4)	$2,078.4	$2,078.4
Commercial mortgage-backed securities	649.4	20.0	(1.0)	668.4	668.4
Corporates	9,258.6	550.6	(94.5)	9,714.7	9,714.7
Equities	640.7	25.3	(8.1)	657.9	657.9
Hybrids	1,268.7	55.6	(22.8)	1,301.5	1,301.5
Municipals	1,221.5	143.2	(2.8)	1,361.9	1,361.9
Residential mortgage-backed securities	2,095.4	124.6	(18.1)	2,201.9	2,201.9
U.S. Government	576.1	8.3	(0.8)	583.6	583.6
Total available-for-sale securities	17,812.9	936.9	(181.5)	18,568.3	18,568.3
Derivative investments	191.4	124.0	(9.2)	306.2	306.2
Commercial mortgage loans	206.8	—	—	206.8	206.8
Other invested assets	257.9	—	(4.6)	253.3	253.3
Total investments	$18,469.0	$1,060.9	$(195.3)	$19,334.6	$19,334.6

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for-sale securities
Asset-backed securities	$2,040.4	$11.8	$(19.8)	$2,032.4	$2,032.4
Commercial mortgage-backed securities	617.6	21.3	(2.0)	636.9	636.9
Corporates	9,329.1	499.2	(48.9)	9,779.4	9,779.4
Equities	679.0	23.8	(5.1)	697.7	697.7
Hybrids	1,279.1	52.2	(15.2)	1,316.1	1,316.1
Municipals	1,149.9	116.2	(6.3)	1,259.8	1,259.8
Residential mortgage-backed securities	1,984.8	140.3	(11.1)	2,114.0	2,114.0
U.S. Government	291.0	6.4	(1.4)	296.0	296.0
Total available-for-sale securities	17,370.9	871.2	(109.8)	18,132.3	18,132.3
Derivatives Instruments	177.7	123.3	(4.7)	296.3	296.3
Commercial mortgage loans	136.2	—	—	136.2	136.2
Other invested assets	237.2	—	(0.5)	236.7	236.7
Total investments	$17,922.0	$994.5	$(115.0)	$18,801.5	$18,801.5
Included in AOCI were cumulative unrealized gains of $0.9 and unrealized losses of $1.9 related to the non-credit portion of other than temporary impairments ("OTTI") on non-agency residential mortgage-backed securities ("RMBS") at December 31, 2014 and September 30, 2014. The non-agency RMBS unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired. There have been no impairments or write downs on any of the non-agency RMBS purchased in 2014.
Securities held on deposit with various state regulatory authorities had a fair value of $15,555.0 and $15,009.3 at December 31, 2014 and September 30, 2014, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.
The Company held no non-income producing investments during the three months ended December 31, 2014 and December 31, 2013.
In accordance with the Company's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $566.1 and $573.2 at December 31, 2014 and September 30, 2014, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	December 31, 2014
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$302.3	$304.4
Due after one year through five years	2,786.2	2,830.0
Due after five years through ten years	2,899.6	2,990.6
Due after ten years	5,833.4	6,334.8
Subtotal	11,821.5	12,459.8
Other securities which provide for periodic payments:
Asset-backed securities	2,102.5	2,078.4
Commercial mortgage-backed securities	649.4	668.4
Structured hybrids	503.4	501.9
Residential mortgage-backed securities	2,095.4	2,201.9
Subtotal	$5,350.7	$5,450.6
Total fixed maturity available-for-sale securities	$17,172.2	$17,910.4
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
The Company analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an OTTI is recognized. FGL has concluded that the fair values of the securities presented in the table below were not OTTI as of December 31, 2014.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$940.8	$(17.0)	$505.8	$(16.4)	$1,446.6	$(33.4)
Commercial mortgage-backed securities	57.9	(0.5)	0.3	(0.5)	58.2	(1.0)
Corporates	882.3	(31.5)	1,339.0	(63.0)	2,221.3	(94.5)
Equities	149.2	(4.9)	50.9	(3.2)	200.1	(8.1)
Hybrids	270.8	(4.9)	234.4	(17.9)	505.2	(22.8)
Municipals	9.4	(0.1)	194.3	(2.7)	203.7	(2.8)
Residential mortgage-backed securities	454.5	(10.2)	227.0	(7.9)	681.5	(18.1)
U.S. Government	—	—	58.8	(0.8)	58.8	(0.8)
Total available-for-sale securities	$2,764.9	$(69.1)	$2,610.5	$(112.4)	$5,375.4	$(181.5)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						383
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						329
Total number of available-for-sale securities in an unrealized loss position						712

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$939.3	$(12.8)	$289.7	$(7.0)	$1,229.0	$(19.8)
Commercial mortgage-backed securities	160.3	(0.9)	0.4	(1.1)	160.7	(2.0)
Corporates	816.6	(16.3)	1,127.8	(32.6)	1,944.4	(48.9)
Equities	180.4	(2.2)	54.9	(2.9)	235.3	(5.1)
Hybrids	258.2	(2.3)	290.0	(12.9)	548.2	(15.2)
Municipals	—	—	264.9	(6.3)	264.9	(6.3)
Residential mortgage-backed securities	298.5	(5.8)	177.6	(5.3)	476.1	(11.1)
U.S Government	37.3	(0.1)	81.7	(1.3)	119.0	(1.4)
Total available-for-sale securities	$2,690.6	$(40.4)	$2,287.0	$(69.4)	$4,977.6	$(109.8)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						324
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						311
Total number of available-for-sale securities in an unrealized loss position						635

At December 31, 2014 and September 30, 2014, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments.
At December 31, 2014 and September 30, 2014, securities with a fair value of $40.0 and $0.2, respectively, were depressed greater than 20.0% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1.0% of the carrying values of all investments.
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity securities held by the Company for the three months ended December 31, 2014 and December 31, 2013, for which a portion of the OTTI was recognized in AOCI:

	Three months ended
	December 31, 2014	December 31, 2013
Beginning balance	$2.7	$2.7
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—	—
Other-than-temporary impairment was not previously recognized	—	—
Ending balance	$2.7	$2.7
The Company recognized no material impairment losses in operations during the three months ended December 31, 2014 and 2013.

Mortgage Loans on Real Estate

Commercial mortgage loans ("CMLs") represented approximately 1.1% and 0.8% of the Company’s total investments as of December 31, 2014 and September 30, 2014, respectively. The Company primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The company diversifies its CML portfolio by geographic region and property type to reduce concentration risk. Subsequent to origination the Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	December 31, 2014		September 30, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Industrial - General	$20.0	9.7%	$—	—%
Industrial - Warehouse	47.7	23.1%	48.0	35.2%
Multifamily	29.9	14.5%	37.8	27.7%
Office	76.0	36.7%	44.6	32.8%
Retail	33.2	16.0%	5.8	4.3%
Total commercial mortgage loans	$206.8	100.0%	$136.2	100.0%

US Region:
East North Central	$64.3	31.1%	$27.8	20.4%
Middle Atlantic	18.0	8.7%	10.9	8.0%
Pacific	61.2	29.6%	61.5	45.1%
South Atlantic	37.5	18.1%	—	—%
West North Central	5.8	2.8%	5.8	4.3%
West South Central	20.0	9.7%	30.2	22.2%
Total commercial mortgage loans	$206.8	100.0%	$136.2	100.0%

The Company has a CML portfolio with 100.0% of all CMLs having a loan-to-value (“LTV”) ratio of less than 75.0% at December 31, 2014 and September 30, 2014. As of December 31, 2014, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss. The Company has not established a collective or specific CML valuation allowance as of December 31, 2014.
LTV and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100.0% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.0 indicates that a property’s operations do not generate sufficient income to cover debt payments.

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at December 31, 2014 and September 30, 2014:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A(a)
December 31, 2014
LTV Ratios:
Less than 50%	$44.3	$—	$0.8	$45.1	21.8%	$45.1	21.8%
50% to 60%	51.4	—	—	51.4	24.9%	51.4	24.9%
60% to 75%	90.3	20.0	—	110.3	53.3%	110.3	53.3%
Commercial mortgage loans	$186.0	$20.0	$0.8	$206.8	100.0%	$206.8	100.0%
September 30, 2014
LTV Ratios:
Less than 50%	$44.6	$—	$0.8	$45.4	33.4%	$45.4	33.4%
50% to 60%	19.9	—	—	19.9	14.6%	19.9	14.6%
60% to 75%	70.9	—	—	70.9	52.0%	70.9	52.0%
Commercial mortgage loans	$135.4	$—	$0.8	$136.2	100.0%	$136.2	100.0%
(a) N/A - Current DSC ratio not available.

The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At December 31, 2014, we had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of our CMLs:

	December 31, 2014	September 30, 2014
Current to 30 days	$206.8	$136.2
Total carrying value	$206.8	$136.2
A Troubled Debt Restructuring ("TDR") is a situation where we have granted a concession to a borrower for economic or legal reasons related to the borrower's financial difficulties that we would not otherwise consider. A mortgage loan that has been granted new terms, including workout terms as described previously, would be considered a TDR if it meets conditions that would indicate a borrower is experiencing financial difficulty and the new terms constitute a concession on our part. We analyze all loans where we have agreed to workout terms and all loans that we have refinanced to determine if they meet the definition of a TDR. We consider the following factors in determining whether or not a borrower is experiencing financial difficulty:
•borrower is in default,
•borrower has declared bankruptcy,
•there is growing concern about the borrower's ability to continue as a going concern,
•borrower has insufficient cash flows to service debt,
•borrower's inability to obtain funds from other sources, and
•there is a breach of financial covenants by the borrower.
If the borrower is determined to be in financial difficulty, we consider the following conditions to determine if the borrower was granted a concession:
•assets used to satisfy debt are less than our recorded investment,
•interest rate is modified,
•maturity date extension at an interest rate less than market rate,
•capitalization of interest,

•delaying principal and/or interest for a period of three months or more, and
•partial forgiveness of the balance or charge-off.
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. As of December 31, 2014, our CML portfolio had no impairments, modifications or troubled debt restructuring.
Net Investment Income
The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	December 31, 2014	December 31, 2013
Fixed maturity available-for-sale securities	$195.6	$175.3
Equity available-for-sale securities	9.2	4.4
Commercial mortgage loans	1.2	0.8
Related party loans	1.7	1.9
Invested cash and short-term investments	—	0.1
Other investments	5.8	4.5
Gross investment income	213.5	187.0
Investment expense	(5.1)	(3.6)
Net investment income	$208.4	$183.4
Net investment gains
Details underlying “Net investment gains” reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	December 31, 2014	December 31, 2013
Net realized (losses) gains on fixed maturity available-for-sale securities	$(3.8)	$13.6
Realized gains (losses) on equity securities	1.1	(1.6)
Net realized gains on securities	(2.7)	12.0
Realized gains on certain derivative instruments	40.9	54.9
Unrealized gains on certain derivative instruments	1.8	60.9
Change in fair value of reinsurance related embedded derivative	18.4	(4.3)
Change in fair value of other embedded derivatives	1.5	—
Realized gains on derivatives and embedded derivatives	62.6	111.5
Realized losses on other invested assets	(1.4)	(0.1)
Net investment gains	$58.5	$123.4

Realized gains and losses on the sale of securities are determined on the specific identification method.
For the three months ended December 31, 2014, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $809.6, gross gains on such sales totaled $10.5 and gross losses totaled $14.3.
For the three months ended December 31, 2013, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities, totaled $1,663.7, gross gains on such sales totaled $14.4, and gross losses totaled $0.8.
Unconsolidated Variable Interest Entities
We own two investments in variable interest entities ("VIEs") that are not consolidated within the Company’s financial statements. VIEs do not have sufficient equity to finance their own activities without additional financial support and certain of its investors lack certain characteristics of a controlling financial interest.  These VIEs are not consolidated in the Company’s financial statements for the following reasons: 1)  FGL Insurance does not have any voting rights or notice rights; 2)  the

Company does not have any rights to remove the investment manager; and 3)  the Company was not involved in the design of the investment.  These characteristics indicate that FGL Insurance lacks the ability to direct the activities, or otherwise exert control, of the VIEs and is not considered the primary beneficiary of them.
FGL Insurance participates in loans to third parties originated by Salus Capital Partners, LLC ("Salus"). Salus is an affiliated, limited liability company indirectly owned by HGI that originates senior secured asset-based loans to unaffiliated third-party borrowers. FGL Insurance also participates in Collateralized Loan Obligations (“CLOs”) managed by Salus. Because Salus is not consolidated, the Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of its investments in Salus which totaled $293.8 and $303.6 as of December 31, 2014 and September 30, 2014, respectively. FGL’s investments in Salus are detailed in “Note 14. Related Party Transactions” to the Company’s Consolidated Financial Statements.
FGL Insurance also participates in an investment managed by Fifth Street Management, LLC (“Fifth Street”).  Fifth Street Senior Loan Fund II (the “Fund”) invests in loans selected and/or originated by Fifth Street. Fifth Street is an unaffiliated, limited liability company that originates financing for the Fund’s investment activity through CLOs.  The Company’s maximum exposure to loss as a result of its investments in Fifth Street is limited to the carrying value of its investments in Fifth Street which totaled $30.0 at December 31, 2014 and September 30, 2014, respectively.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in fixed indexed annuity (“FIA”) contracts, is as follows:

	December 31, 2014	September 30, 2014
Assets:
Derivative investments:
Call options	$306.2	$296.3
Other Invested Assets:
Other embedded derivatives	14.3	12.9
Other Assets:
Reinsurance related embedded derivative	94.8	76.4
	$415.3	$385.6

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,140.2	$1,908.1
Funds withheld for reinsurance liabilities
Call options payable to FSRCI	21.5	22.9
Other liabilities:
Futures contracts	1.9	0.5
	$2,163.6	$1,931.5

The change in fair value of derivative instruments included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three months ended
	December 31, 2014	December 31, 2013
Revenues:
Net investment gains (losses):
Call options	$38.5	$102.7
Futures contracts	4.2	13.1
Other embedded derivatives	1.5	—
Reinsurance related embedded derivative	18.4	(4.3)
	$62.6	$111.5
Benefits and other changes in policy reserves:
FIA embedded derivatives	$232.1	$100.3
Additional Disclosures
Other Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35.0 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11.3 which is based on the actual return of the fund. At December 31, 2014 the fair value of the embedded derivative is $11.8 and the fair value of the fund link note is $22.7. At maturity of the fund-linked note, FGL Insurance will receive the $35.0 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".
FGL Insurance participates in loans to third parties originated by Salus, an affiliated VIE, indirectly owned by HGI that provides asset-based financing. Three of the participating loans are denominated in Canadian dollars ("CAD") which is different from FGL Insurance's functional currency. Two of the participating loans include a provision for reimbursement from the borrower to FGL Insurance for any net foreign exchange losses realized by FGL Insurance under the loan in which FGL Insurance has a participation interest. FGL Insurance's ability to recover the foreign exchange losses under this loan participation is such that the Company has established an embedded derivative equal to FGL Insurance's cumulative net foreign exchange loss on this loan participation. The value of the embedded derivative is reflected in "Other invested assets" as of the balance sheet date with changes in fair value reflected in the Company's Condensed Consolidated Statements of Operations. The value of the embedded derivative at each balance sheet date is equal to the cumulative net foreign exchange loss recognized on this loan participation at the balance sheet date. The Company had realized losses of $1.3 and $0.0, respectively, for the three months ended December 31, 2014 and 2013 related to its foreign exchange embedded derivative included in other invested assets.

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

Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		December 31, 2014				September 30, 2014
Counterparty	Credit Rating (Fitch/Moody's/S&P)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,004.8	$74.6	$38.4	$36.2	$2,239.9	$92.7	$52.5	$40.2
Deutsche Bank	A+/A3/A	3,205.6	123.0	95.8	27.2	2,810.0	108.0	72.5	35.5
Morgan Stanley	*/A3/A	2,681.8	96.9	79.0	17.9	2,294.7	85.0	63.0	22.0
Barclay's Bank	A/A2/A	259.3	11.7	—	11.7	258.0	10.6	—	10.6
		$8,151.5	$306.2	$213.2	$93.0	$7,602.6	$296.3	$188.0	$108.3
An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of December 31, 2014 and September 30, 2014, counterparties posted $213.2 and $188.0 of collateral of which $174.8 and $135.5 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Condensed Consolidated Balance Sheets. The remaining $38.4 and $52.5 of non-cash collateral was held by a third-party custodian at December 31, 2014 and September 30, 2014, respectively. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $93.0 and $108.3 at December 31, 2014 and September 30, 2014, respectively.
The Company held 1,627 and 2,348 futures contracts at December 31, 2014 and September 30, 2014, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $7.4 and $10.8 at December 31, 2014 and September 30, 2014, respectively.

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

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$555.5	$—	$—	$555.5	$555.5
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,007.4	71.0	2,078.4	2,078.4
Commercial mortgage-backed securities	—	548.0	120.4	668.4	668.4
Corporates	—	8,813.8	900.9	9,714.7	9,714.7
Hybrids	—	1,301.5	—	1,301.5	1,301.5
Municipals	—	1,323.1	38.8	1,361.9	1,361.9
Residential mortgage-backed securities	—	2,201.9	—	2,201.9	2,201.9
U.S. Government	401.6	182.0	—	583.6	583.6
Equity securities available-for-sale	57.1	562.7	38.1	657.9	657.9
Derivative financial instruments	—	306.2	—	306.2	306.2
Reinsurance related embedded derivative, included in other assets	—	94.8	—	94.8	94.8
Commercial mortgage loans	—	—	206.8	206.8	206.8
Related party loans	—	—	93.2	93.2	93.2
Other invested assets	—	0.9	252.4	253.3	253.3
Total financial assets at fair value	$1,014.2	$17,342.3	$1,721.6	$20,078.1	$20,078.1
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,140.2	$2,140.2	$2,140.2
Derivative instruments - futures contracts	—	1.9	—	1.9	1.9
Investment contracts, included in contractholder funds	—	—	13,442.9	13,442.9	15,019.9
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	21.5	—	21.5	21.5
Debt	—	316.1	—	316.1	300.0
Total financial liabilities at fair value	$—	$339.5	$15,583.1	$15,922.6	$17,483.5

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$576.4	$—	$—	$576.4	$576.4
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,958.6	73.8	2,032.4	2,032.4
Commercial mortgage-backed securities	—	553.8	83.1	636.9	636.9
Corporates	—	8,945.8	833.6	9,779.4	9,779.4
Hybrids	—	1,316.1	—	1,316.1	1,316.1
Municipals	—	1,222.6	37.2	1,259.8	1,259.8
Residential mortgage-backed securities	—	2,114.0	—	2,114.0	2,114.0
U.S. Government	115.6	180.4	—	296.0	296.0
Equity securities available-for-sale	59.2	598.4	40.1	697.7	697.7
Derivative financial instruments	—	296.3	—	296.3	296.3
Reinsurance related embedded derivative, included in other assets	—	76.4	—	76.4	76.4
Commercial mortgage loans	—	—	136.2	136.2	136.2
Related party loans	—	—	112.7	112.7	112.7
Other invested assets	—	1.7	235.0	236.7	236.7
Total financial assets at fair value	$751.2	$17,264.1	$1,551.7	$19,567.0	$19,567.0
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,908.1	$1,908.1	$1,908.1
Derivative instruments - futures contracts	—	0.5	—	0.5	0.5
Investment contracts, included in contractholder funds	—	—	13,108.8	13,108.8	14,555.4
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	22.9	—	22.9	22.9
Debt	—	316.5	—	316.5	300.0
Total financial liabilities at fair value	$—	$339.9	$15,016.9	$15,356.8	$16,786.9
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

The Company did not adjust prices received from third parties as of December 31, 2014 and September 30, 2014. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
Investment contracts include deferred annuities, FIAs, indexed universal life policies (“IULs”) and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At December 31, 2014 and September 30, 2014, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at December 31, 2014 and September 30, 2014 is applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
Other Invested Assets
Fair value of our loan participation interest securities approximates the unpaid principal balance of the participation interest as of December 31, 2014. In making this assessment, the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date and December 31, 2014, the primary market participant for these securities and the short-term maturity of these loans (less than 1 year).
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
Fair value of foreign exchange embedded derivative is based on the quoted United States dollar ("USD")/CAD exchange rates.

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
In September 2013, the Company initiated a commercial loan program utilizing a third party CML asset manager, Principal Real Estate Investors. Subsequently in October 2014, the Company expanded the program with the addition of CorAmerica, a subsidiary of Harbinger Group, as an additional CML asset manager. As part of these programs, the Company has funded CMLs with a fair value of $206.1 at December 31, 2014, which is equal to amortized cost. As these loans were originated in the past sixteen months, none are past due or have material credit issues and given that there have not been material changes in market interest since origination the Company views amortized cost as representative of fair value. The CML asset managers monitor the status of the payment obligations, the credit quality of the borrower, the condition of the property, and any other events that may impact the performance and principal repayment of the CMLs.  Additionally, the Company periodically reviews the asset managers' valuation methodologies and investment processes to insure the program is performing in line with the objectives of the program. A CML's current standing and payment obligations are material factors in evaluating the CML's carrying value and related fair value. At December 31, 2014, all CMLs are current with no payments past due and there are no credit or other events which would require impairment evaluation.
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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2014 and September 30, 2014 are as follows:

	Fair Value at			Range (Weighted average)
	December 31, 2014	Valuation Technique	Unobservable Input(s)	December 31, 2014
Assets
Asset-backed securities	$71.0	Broker-quoted	Offered quotes	94.45% - 108.81% (98.62%)
Commercial mortgage-backed securities	120.4	Broker-quoted	Offered quotes	100.00% - 121.50% (114.89%)
Corporates	898.8	Broker-quoted	Offered quotes	64.82% - 122.23% (101.02%)
Corporates	2.1	Matrix Pricing	Quoted prices	148.21%
Municipals	38.8	Broker-quoted	Offered quotes	111.84%
Equity securities available-for-sale	6.1	Broker-quoted	Offered quotes	100.00%
Equity securities available-for-sale	32.0	Market-approach	Yield	8.87% - 10.37%
Other invested assets:
Embedded derivative	11.8	Black Scholes model	Net asset value of AnchorPath fund	100.00%
Salus participations	227.8	Market Pricing	Offered quotes	100.00%
Total	$1,408.8
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,140.2	Discounted cash flow	Market value of option	0.00% - 42.52% (3.36%)
			SWAP rates	1.77% - 2.28% (2.03%)
			Mortality multiplier	80.00%
			Surrender rates	0.50% - 75.00% (7.00%)
			Non-performance spread	0.25%
Total liabilities at fair value	$2,140.2

	Fair Value at			Range (Weighted average)
	September 30, 2014	Valuation Technique	Unobservable Input(s)	September 30, 2014
Assets
Asset-backed securities	$73.8	Broker-quoted	Offered quotes	95.45% - 109.26% (99.26%)
Commercial mortgage-backed securities	83.1	Broker-quoted	Offered quotes	105.25% - 121.00% (118.29%)
Corporates	831.6	Broker-quoted	Offered quotes	61.67% - 119.75% (100.04%)
Corporates	2.0	Matrix Pricing	Quoted prices	142.30%
Municipals	37.2	Broker-quoted	Offered quotes	106.64%
Equity securities available-for-sale	6.0	Broker-quoted	Offered quotes	99.75%
Equity securities available-for-sale	34.1	Market-approach	Yield	8.31% - 9.81%
Other invested assets:
Embedded derivative	11.2	Black Scholes model	Net asset value of AnchorPath fund	100.00%
Salus participations	213.3	Market Pricing	Offered quotes	100.00%
Total	$1,292.3
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$1,908.1	Discounted cash flow	Market value of option	0.00% - 49.82% (3.37%)
			SWAP rates	1.93% - 2.64% (2.29%)
			Mortality multiplier	80.00%
			Surrender rates	0.50% - 75.00% (7.00%)
			Non-performance spread	0.25%
Total liabilities at fair value	$1,908.1

Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Condensed Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended December 31, 2014 and December 31, 2013 respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended December 31, 2014
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$73.8	$—	$(0.4)	$3.5	$—	$—	$(5.9)	$71.0
Commercial mortgage-backed securities	83.1	—	0.8	36.8	—	(0.3)	—	120.4
Corporates	833.6	(0.1)	8.9	61.0	—	(2.5)	—	900.9
Municipals	37.2	—	1.8	—	—	(0.2)	—	38.8
Equity securities available-for-sale	40.1	—	(2.0)	—	—	—	—	38.1
Other invested assets:
Available-for-sale embedded derivative	11.2	0.6	—	—	—	—	—	11.8
Salus participations, included in other invested assets	213.3	(1.1)	(0.7)	47.3		(31.0)	—	227.8
Total assets at Level 3 fair value	$1,292.3	$(0.6)	$8.4	$148.6	$—	$(34.0)	$(5.9)	$1,408.8
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,908.1	$232.1	$—	$—	$—	$—	$—	$2,140.2
Total liabilities at Level 3 fair value	$1,908.1	$232.1	$—	$—	$—	$—	$—	$2,140.2
(a) The net transfers out of Level 3 during the three months ended December 31, 2014 were exclusively to Level 2.

	Three months ended December 31, 2013
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$246.4	$—	$(0.7)	$5.0	$—	$—	$—	$250.7
Commercial mortgage-backed securities	5.6	—	0.4	—	—	—	—	6.0
Corporates	461.1	—	(6.1)	152.7	—	(0.5)	—	607.2
Municipals	—	—	(0.6)	35.0	—	—	—	34.4
Other Invested Assets	157.0	—	—	77.8	—	(35.2)	—	199.6
Total assets at Level 3 fair value	$870.1	$—	$(7.0)	$270.5	$—	$(35.7)	$—	$1,097.9
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,544.4	$100.3	$—	$—	$—	$—	$—	$1,644.7
Total liabilities at Level 3 fair value	$1,544.4	$100.3	$—	$—	$—	$—	$—	$1,644.7

(a) There were no net transfers in and/or out of Level 3 during the three months ended December 31, 2013.

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three months ended December 31, 2014 and December 31, 2013.

Primary market issuance and secondary market activity for certain asset-backed securities during the three months ended December 31, 2014 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of December 31, 2014. Accordingly, the Company’s assessment resulted in net transfers out of Level 3 of $5.9 related to asset-backed securities during the three months ended December 31, 2014.

During the three months ended December 31, 2013, there were no transfers in or out of Level 3.

(7) Intangible Assets
Information regarding VOBA and DAC which includes deferred sales inducement, is as follows:

	VOBA	DAC	Total
Balance at September 30, 2014	$59.3	$455.7	$515.0
Deferrals	—	92.6	92.6
Less: Amortization related to:
Unlocking	0.6	(2.3)	(1.7)
Interest	3.0	5.3	8.3
Amortization	(10.9)	(11.9)	(22.8)
Add: Adjustment for unrealized investment losses (gains)	6.9	(5.7)	1.2
Balance at December 31, 2014	$58.9	$533.7	$592.6

Accumulated Amortization	$361.0

	VOBA	DAC	Total
Balance at September 30, 2013	$192.1	$331.2	$523.3
Deferrals	—	52.6	52.6
Less: Amortization related to:
Unlocking	11.7	3.4	15.1
Interest	3.7	3.3	7.0
Amortization	(29.2)	(15.8)	(45.0)
Add: Adjustment for unrealized investment losses (gains)	1.7	6.3	8.0
Balance at December 31, 2013	$180.0	$381.0	$561.0

Accumulated Amortization	$317.4
Amortization of VOBA and DAC is based on the amount of gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4.0% to 5.0%. The adjustment for unrealized net investment gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the statement of operations. As of December 31, 2014 and September 30, 2014, the VOBA balance included cumulative adjustments for net unrealized investment gains/losses of $157.2 and $164.2, respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains/losses of $61.5 and $55.5, respectively.
The above DAC balances include $35.8 and $32.7 of deferred sales inducements, net of shadow adjustments, as of December 31, 2014 and September 30, 2014, respectively.

The weighted average amortization period for VOBA is approximately 4.9 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2015	$28.8
2016	35.3
2017	28.8
2018	23.1
2019	18.7
Thereafter	81.5

(8) Debt
The interest expense and amortization of debt issuance costs of the Company's debt for the three months ended December 31, 2014 and 2013, respectively, were as follows:

	Three months ended
	December 31, 2014		December 31, 2013
(dollars in millions)	Interest Expense	Amortization	Interest Expense	Amortization
Debt	$4.8	$1.1	$4.8	$0.8
As of August 26, 2014, Fidelity & Guaranty Life Holdings, Inc. ("FGLH"), a wholly owned subsidiary of FGL, as borrower, and the Company as guarantor, entered into a three-year $150.0 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes. As of December 31, 2014, the Company has not drawn on the revolver.

(9)    Equity
Share Repurchase
On September 2, 2014, the Company’s Board of Directors authorized the repurchase of up to 500 thousand shares of the Company’s outstanding shares of common stock over the next twelve months. As of December 31, 2014, 51 thousand shares of common stock have been repurchased at cost for $1.3, which are held in treasury, of which 39 thousand shares were pursuant to the repurchase program and 12 thousand shares were acquired to satisfy employee income tax withholding pursuant to the Company’s stock compensation plan. Subsequent to the Company's repurchase of shares, HGI indirectly held 47,000 thousand shares of FGL's outstanding common stock, representing an 80.1% interest at December 31, 2014.
Dividends
On November 18, 2014, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend was paid on December 15, 2014 to shareholders of record as of the close of business on December 1, 2014 and total cash paid was $3.8 (based on fully vested, outstanding shares of 58,279 thousand).

(10) Stock Compensation
The Company recognized total stock compensation expense related to the FGL Plans and FGLH Plans as follows:

	Three months ended
	December 31, 2014	December 31, 2013
FGL Plans
Stock options	$0.1	$—
Restricted shares	0.6	—
Performance restricted stock units	0.8	0.2
Unrestricted shares	0.2	1.0
	1.7	1.2
FGLH Plans
Stock Incentive Plan - stock options	1.3	2.8
2011 dividend equivalent plan	—	0.3
Amended and Restated Stock Incentive Plan - stock options	2.3	2.3
Amended and Restated Stock Incentive Plan - restricted stock units	0.6	0.7
2012 dividend equivalent plan	0.1	0.1
	4.3	6.2
Total stock compensation expense	6.0	7.4
Related tax benefit	2.1	2.6
Net stock compensation expense	$3.9	$4.8
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the Condensed Consolidated Statements of Operations.

Total compensation expense related to the FGL Plans and FGLH Plans not yet recognized as of December 31, 2014 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Plans
Stock options	$1.3	2.5
Restricted shares	7.3	2.3
Performance restricted stock units	7.5	1.8
Unrestricted shares	—	N/A
	16.1
FGLH Plans
Stock Incentive Plan - stock options	—	0.2
2011 dividend equivalent plan	—	N/A
Amended and Restated Stock Incentive Plan - stock options	2.2	1.0
Amended and Restated Stock Incentive Plan - restricted stock units	1.3	1.0
2012 dividend equivalent plan	0.6	1.2
	4.1
Total unrecognized stock compensation expense	$20.2	1.9
FGL Plans
FGL’s Compensation Committee is authorized to grant up to 2,838 thousand equity awards under the FGL Plans. At December 31, 2014, 1,356 thousand equity awards are available for future issuance under the FGL Plans. On December 1, 2014, FGL granted 176 thousand stock options to certain officers, directors and other key employees under the Omnibus Plan. These stock options vest in equal installments over a period of three years and expire on the seventh anniversary of the grant date. The total fair value of the option grants to certain officers, directors and other employees on the grant date was $0.9.
At December 31, 2014, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $1.7, $0.6 and $1.7, respectively. At December 31, 2014, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 6.4 years, 6.0 years and 6.4 years, respectively.
During the three months ended December 31, 2014 and December 31, 2013, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $0, $0 and $0, respectively.
A summary of FGL’s outstanding stock options as of December 31, 2014, and related activity during the three months then ended, is as follows (option amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options outstanding at September 30, 2014	242	$17.00	$3.72
Granted	176	24.87	5.10
Exercised	(2)	17.00	5.26
Forfeited or expired	(1)	20.93	5.18
Stock options outstanding at December 31, 2014	415	20.32	4.29
Vested and exercisable at December 31, 2014	78	17.00	3.67
Vested or expected to vest as of December 31, 2014	391	20.25	4.24
The following assumptions were used in the determination of these grant date fair values using the Black-Scholes option pricing model and based on the value of FGL's common stock:

Risk-free interest rate	1.4% - 1.5%
Assumed dividend yield	1.2% - 1.5%
Expected option term	4.5 years
Volatility	25.0%

On October 6, 2014, FGL granted 12 thousand restricted shares to a certain officer under the Omnibus Plan. These shares cliff vest in one year. The total fair value of the restricted shares granted to this officer on their grant date was $0.2.
On November 19, 2014, FGL also granted 100 thousand restricted shares to a certain director under the Omnibus Plan. These shares vest in three tranches; 20.0% on the first anniversary of the grant date; 50.0% on the second anniversary of the grant date; and 30.0% on the third anniversary of the grant date. The total fair value of the restricted shares granted to a certain director on their grant date was $2.4.
On December 1, 2014, FGL also granted 138 thousand restricted shares to certain directors, officers and other key employees under the Omnibus Plan. These shares vest in equal installments over a period of three years. The total fair value of the restricted shares granted to certain officers, directors and key employees on their grant date was $3.4.
A summary of FGL’s restricted shares outstanding as of December 31, 2014, and related activity during the three months then ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding at September 30, 2014	172	$18.18
Granted	250	24.34
Vested	(55)	18.03
Forfeited	(2)	22.49
Nonvested restricted shares outstanding at December 31, 2014	365	22.40
Expected to vest as of December 31, 2014	342	22.34
On October 6, 2014, FGL also granted 32 thousand performance restricted stock units (“PRSUs”) to a senior executive officer under the Omnibus Plan. These units vest on September 30, 2016, contingent on the satisfaction of performance criteria and on the officer's continued employment unless otherwise noted in the agreement. PRSUs subject to vesting are adjusted based on FGL's financial yearly performance, which is evaluated on two non-GAAP measures: (1) adjusted operating income, and (2) return on equity. Depending on the performance results for each year, the ultimate payout of PRSUs could range from zero to 200.0% of the target award for each year. One-half of the award is earned based on each year’s results. The total fair value of the PRSUs on the grant date of October 6, 2014 assuming attainment of the target performance level in each year was $0.7.
A summary of PRSUs outstanding as of December 31, 2014, and related activity during the three months then ended, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Weighted Average Grant Date Fair Value
Nonvested PRSUs outstanding at September 30, 2014	578	$17.37
Granted, including 8 additional units based on 2014 financial performance	40	20.36
Forfeited	—	—
Nonvested PRSUs outstanding at December 31, 2014	618	17.56
Expected to vest as of December 31, 2014	618	17.56
Additionally, on October 6, 2014, FGL granted unrestricted shares totaling 8 thousand to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $0.2.
FGLH Plans
A summary of FGLH's outstanding stock options as of December 31, 2014, and related activity during the three months then ended, is as follows (share amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price (a)
Stock options outstanding at September 30, 2014	225	$46.19
Granted	—	—
Exercised	—	—
Forfeited or expired	(1)	49.45
Stock options outstanding at December 31, 2014	224	46.18
Vested and exercisable at December 31, 2014	166	45.02
Vested or expected to vest as of December 31, 2014	222	46.15

(a)	The exercise price is based on the value of FGLH’s common stock, not the value of the Company’s common stock. The fair value of FGLH stock at December 31, 2014 is $114.10 per share.
At December 31, 2014, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $15.2, $11.5 and $15.1, respectively. At December 31, 2014, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 4.7 years, 4.5 years and 4.7 years, respectively. The intrinsic value of stock options exercised during the three months ended December 31, 2014 and 2013 was $0.0 and $0.0, respectively.

A summary of FGLH's restricted stock units outstanding as of December 31, 2014 and related activity during the three months then ended is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value (a)
Nonvested restricted stock units outstanding at September 30, 2014	26	$49.55
Granted	—	—
Vested	(12)	49.45
Forfeited	—	49.45
Nonvested restricted stock units outstanding at December 31, 2014	14	49.64
Restricted stock units expected to vest as of December 31, 2014	13	49.64

(a)	Fair value is based on the value of FGLH’s common stock, not the value of the Company’s common stock.
The primary assumption used in the determination of the fair value of FGLH’s awards is the value of the Company’s common stock, which was $24.27 and $21.35 as of December 31, 2014 and September 30, 2014, respectively, with other assumptions as summarized in our 2014 Form 10-K.
(11) Income Taxes
The provision for income taxes represents federal income taxes. The effective tax rate for the three month period ended December 31, 2014 was 39.5%. The effective tax rate for the three month period ended December 31, 2013 was 34.0%. The effective tax rate on pre-tax income differs from the U.S Federal statutory rate primarily due to current period changes to the Company’s valuation allowance offsetting its deferred tax asset position.
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

During the period ended March 31, 2014, market conditions changed sufficiently that Management determined it was prudent and feasible to adopt a new tax planning strategy. The strategy involved repositioning a portion of the investment portfolio to trigger $100.0 in net unrealized built-in gains (“NUBIG”). The sale of these assets will result in an increase to the Company’s Section 382 limit (i.e. the “adjusted limit”), enabling the Company to utilize capital loss carry forwards that will offset NUBIG-related gains. This strategy makes it more likely than not that the amount of capital loss carryforwards needed to offset those gains will be utilized. Therefore, a partial release of the valuation allowance offsetting the deferred tax asset related to capital loss carry forwards was recorded at the March 31, 2014 reporting date. Management intends to execute the remaining transactions prior to the expiration of Section 382-limited capital loss carry forwards. As of December 31, 2014, approximately $68.5 of NUBIG has been recognized locking in $24.0 in tax benefits. The Company currently has capital loss carry forwards of $250.8 that are set to expire December 31, 2015.
As of December 31, 2014, the Company had a partial valuation allowance of $120.7 against its gross deferred tax assets of $253.1. The valuation allowance is an offset to capital loss carryforwards (post tax planning strategy execution) expected to expire, as well as non-life company deferred tax assets that will most likely not be recovered due to lack of forecasted taxable income in the non-life segment.

(12) Commitments and Contingencies
Contingencies
Regulatory and Litigation Matters
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2014, FGL has accrued $3.8 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4.0.
The Company has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the "Death Master File") and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, in May 2012, the Company undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In addition, the Company has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states and in some cases has challenged the audits.  The Company established a contingency of $2.5 based on its estimates related to the external legal costs and administrative costs of challenging said audits and examinations of which $1.1 has been paid through December 31, 2014. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.
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
Except for the Eddie L. Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. class action Complaint discussed below, there has been no material updates to our legal proceedings during the period. See Note 14 in our 2014 Form 10-K for a detailed discussion of our legal proceedings.
On July 5, 2013, a putative class action Complaint was filed in the Superior Court of California, County of Los Angeles (the "Court"), captioned Eddie L. Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. Case No. BC-514340. The state court Complaint asserts, inter alia, that the Plaintiff and members of the putative class relied on Defendants’ advice in purchasing unsuitable equity-indexed insurance policies.
On April 4, 2014, the Plaintiff, FGL Insurance and the other two defendants signed a Settlement Agreement, pursuant to which FGL Insurance has agreed to pay a total of $5.3 to settle the claims of a nationwide class consisting, with certain exclusions, of all persons who own or owned an OM Financial/FGL Insurance indexed universal life insurance policy issued from January 1, 2007 through March 31, 2014, inclusive.  As part of the settlement, FGL Insurance agreed to certification of the nationwide class for settlement purposes only. An amended Settlement Agreement was filed with the Court on June 5, 2014. On November 18, 2014, the Court granted final approval of the class settlement, subject to entry of a Final Order and Judgment.
At December 31, 2014, the Company estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9.0 and established a liability for the unpaid portion of the estimate of $3.4. Based on the information currently available the Company does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued. The Company is seeking indemnification from OM Group (UK) Limited (“OMGUK”) under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”) between HFG and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. The Company has established an amount recoverable from OMGUK for the amount of $4.4, the collection of which the Company believes is probable. The actual amount recovered from OMGUK could be greater or less than the Company’s estimate, but the Company anticipates that the amount recovered will not be materially different than its current estimate. The settlement, legal fees and other costs related to this class action and the amount recoverable from OMGUK is presented net in the income statement in the caption “Benefits and other changes in policy reserves.”
On January 2, 2015, the Court entered the Final Order and Judgment, finally certifying the class for settlement purposes, and finally approving the class settlement. According to the class settlement, the final settlement date means the date on which the Final Order and Judgment becomes final for all purposes, including appeal.
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
The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the three months ended December 31, 2014 and December 31, 2013 were as follows:

	Three months ended
	December 31, 2014		December 31, 2013
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$63.2	$293.2	$67.7	$296.5
Assumed	8.9	7.1	9.3	6.1
Ceded	(60.5)	(76.6)	(63.3)	(85.7)
Net	$11.6	$223.7	$13.7	$216.9
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three months ended December 31, 2014 and December 31, 2013, the Company did not write off any reinsurance balances. During the three months ended December 31, 2014 and December 31, 2013, the Company did not commute any ceded reinsurance.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.

(14) Related Party Transactions
FSRCI
At December 31, 2014 and September 30, 2014, the Company's reinsurance recoverable included $1,311.9 and $1,267.2, respectively, related to FSRCI and funds withheld for reinsurance liabilities included $1,337.5 and $1,292.8, respectively, related to FSRCI.
Below are the ceded operating results to FSRCI for the three months ended December 31, 2014 and 2013:

	Three Months Ended
Revenues:	December 31, 2014	December 31, 2013
Premiums	$0.1	$0.2
Net investment income	16.3	15.2
Net investment gains	5.9	7.8
Insurance and investment product fees	1.0	1.3
Total Revenues	23.3	24.5

Benefits and expenses:
Benefits and other changes in policy reserves	(15.0)	(18.6)
Acquisition & operating expenses, net of deferrals	(1.0)	(2.5)
Total benefits and expenses	(16.0)	(21.1)

Operating income	$7.3	$3.4
FGL Insurance participates in loans to third parties originated by Salus, an affiliated, limited liability company indirectly owned by HGI. Salus is also considered a VIE as described in “Note 4. Investments” to the Company’s Condensed Consolidated Financial Statements. Salus originates senior secured asset-based loans to unaffiliated third-party borrowers. In addition to the participation in loans originated by Salus, FGL Insurance also agreed to provide Salus with financing in the form of a revolving loan and promissory note. In January 2014, FGL Insurance acquired from FSRCI preferred equity interests in Salus which have a 10.0% per annum return and a total par value of $30.0 which is included in the FSRCI funds withheld portfolio. Accordingly all income on this asset is ceded to FSRCI. The Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests, the promissory note and any amounts owed under the revolving loan as reported in its balance sheet. The carrying value of these investments in Salus as of December 31, 2014 and September 30, 2014 are disclosed in the tables below.

The Company’s consolidated related party investments as of December 31, 2014 and September 30, 2014, and related net investment income for the three months ended December 31, 2014 and 2013 are summarized as follows:

		December 31, 2014
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus collateralized loan obligations	Fixed Maturities, available-for-sale	$239.3	$0.6	$239.9
Fortress Investment Group collateralized loan obligations	Fixed Maturities, available-for-sale	201.7	2.3	204.0
Salus preferred equity(a)	Equity securities, available-for-sale	32.0	—	32.0
Salus participations	Other Invested Assets	227.8	2.1	229.9
Foreign exchange embedded derivative	Other Invested Assets	2.6	—	2.6
HGI energy loan (b)	Related Party Loans	70.0	—	70.0
Salus 2012 participations	Related Party Loans	0.2	—	0.2
Salus promissory note	Related Party Loans	20.0	0.5	20.5
Salus revolver	Related Party Loans	2.5	—	2.5
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) $20.0 of the total HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		September 30, 2014
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus collateralized loan obligation	Fixed Maturities, available-for-sale	$239.5	$0.6	$240.1
Fortress Investment Group collateralized loan obligations	Fixed Maturities, available-for-sale	194.9	1.9	196.8
Salus preferred equity(a)	Equity securities, available-for-sale	34.1	—	34.1
Salus participations	Other Invested Assets	213.3	1.5	214.8
Foreign exchange embedded derivative	Other Invested Assets	1.7	—	1.7
HGI energy loan (b)	Related Party Loans	70.0	1.6	71.6
Salus 2012 participations	Related Party Loans	10.9	0.1	11.0
Salus promissory note	Related Party Loans	20.0	—	20.0
Salus revolver	Related Party Loans	10.0	—	10.0
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) $20.0 of the total HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		Three months ended
		December 31, 2014	December 31, 2013
Type	Investment Income Classification	Net investment income	Net investment income
Salus collateralized loan obligation	Fixed Maturities	$3.1	$2.8
Fortress Investment Group collateralized loan obligations	Fixed Maturities	2.0	—
Salus participations	Other Invested Assets	5.2	4.4
HGI energy loan	Related Party Loans	1.1	1.6
Salus 2012 participations	Related Party Loans	0.1	0.3
Salus promissory note	Related Party Loans	0.4	0.4
Salus Revolver	Related Party Loans	0.1	0.1

The Company had realized losses of $1.3 and $0.0 for the three months ended December 31, 2014 and December 31, 2013 related to its foreign exchange embedded derivative included in other invested assets.

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended
	December 31, 2014	December 31, 2013
Net income attributable to common shares - basic	$14.1	$42.7

Weighted-average common shares outstanding - basic	58,283	49,142
Dilutive effect of unvested restricted stock and unvested performance restricted stock	140	119
Dilutive effect of stock options	31	3
Weighted-average shares outstanding - diluted	58,454	49,264

Net income per common share:
Basic	$0.24	$0.87
Diluted	$0.24	$0.87
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury. The calculation of diluted earnings per share for the three months ended December 31, 2014 excludes the incremental effect related to certain outstanding stock options and restricted stock due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is eleven thousand shares.  Also, stock-based compensation awards under the FGLH Plans are settled in cash and, therefore, are excluded from the computation of diluted earnings per share.

(16) Insurance Subsidiary Financial Information and Regulatory Matters
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $245.0 (unaudited) and $270.0 at December 31, 2014 and 2013, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $17.3 (unaudited) and $20.5 at December 31, 2014 and 2013, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $75.1 (unaudited) and negative $108.9 as of December 31, 2014 and 2013, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by National Association of Insurance Commissioners (“NAIC”) 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in “Risk Factors” included in our Annual Report on Form 10-K, for the year ended September 30, 2014 (“2014 Form 10-K”), which can be found at the U.S. Securities & Exchange Commission's ("SEC's") website, www.sec.gov. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

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

•	our ability to protect our intellectual property;

•	difficulties arising from outsourcing relationships;

•	the impact on our business of man-made catastrophes, pandemics, and malicious and terrorist acts;

•	our ability to compete in a highly competitive industry and maintain competitive unit costs;

•	adverse consequences if the independent contractor status of our independent insurance marketing organizations (“IMOs”) is successfully challenged;

•	our ability to attract and retain national marketing organizations and independent agents;

•	adverse tax consequences if we generate passive income in excess of operating expenses;

•	significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities;

•	the inability of our subsidiaries and affiliates to generate sufficient cash to service all of their obligations;

•	our subsidiaries’ ability to pay dividends to us;

•	the ability to maintain or obtain approval of the Iowa Insurance Division ("IID") and other regulatory authorities as required for our operations and those of our insurance subsidiaries; and

•	the other factors discussed in “Risk Factors”, of our 2014 Form 10-K.
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

Introduction
Management's discussion and analysis reviews our consolidated financial position at December 31, 2014 (unaudited) and September 30, 2014, and the unaudited consolidated results of operations for the three months ended December 31, 2014 and 2013 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Fidelity & Guaranty Life ("FGL"), which was included with our audited consolidated financial statements for the year ended September 30, 2014 included within the Company’s 2014 Form 10-K. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the SEC, including our 2014 Form 10-K, which can be found at the SEC website, www.sec.gov. In this Quarterly Report on Form 10-Q we refer to the three months ended December 31, 2014 as the "Fiscal 2015 Quarter," and the three months ended December 31, 2013 as the "Fiscal 2014 Quarter".
Overview
We provide our principal life and annuity products through our insurance subsidiaries- Fidelity & Guaranty Life Insurance Company ("FGL Insurance") and Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance"). Our customers range across a variety of age groups and are concentrated in the middle-income market. Our fixed indexed annuities (“FIAs”) provide for pre-retirement wealth accumulation and post-retirement income management. Our life insurance provides wealth protection and transfer opportunities through indexed universal life products. Life and annuity products are primarily distributed through independent insurance marketing organizations ("IMOs") and independent insurance agents.
Since Fidelity & Guaranty Life Holdings, Inc.'s ("FGLH") acquisition by Harbinger F&G, LLC (“HFG”) on April 6, 2011 (the "FGLH Acquisition"), we have made several significant changes to our business. We have ceded the majority of our traditional life insurance business, with the exception of the return of premium rider benefit to Wilton Re. In addition, we have transferred the risk of the lifetime guarantee on a large portion of the universal life insurance line of business to Wilton Re. We reduced the number of our product offerings to concentrate on capital efficient products, and to this end we have launched several new FIA products. Further, we began managing a significant portion of our investment portfolio internally; and we repositioned our investment portfolio by shortening the overall duration, all of which are described in more detail below. These changes have positively impacted our recent net income and profitability.
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

Interest Rate Environment
Certain of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of December 31, 2014, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $3.0 billion and 3.4%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for a more detailed discussion of interest rate risk.
Aging of the U.S. Population
We believe that the aging of the United States ("U.S.") population will affect the demand for our products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth and income products will grow. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
Industry Factors and Trends Affecting Our Results of Operations
Demographics and macroeconomic factors are increasing the demand for our FIA and indexed universal life (“IUL”) products, for which demand is large and growing: over 10,000 people will turn 65 each day in the United States over the next 15 years. According to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 14.8% in 2015 to 20.3% in 2030.
Due to turbulence in the stock market in 2007 and 2008, many middle-income Americans have grown to appreciate the security these indexed products afford. As a result, the IUL market expanded from $100.0 million of annual premiums in 2002 to over $1.4 billion of annual premiums in 2013. Similarly, the FIA market grew from nearly $12.0 billion of sales in 2002 to $38.6 billion of sales in 2013.

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
Our own sales of annuities and IULs by quarter were as follows:

	Annuity Sales		IUL Sales
(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014
First Fiscal Quarter	$902.6	$540.4	$6.7	$5.0

Key Components of Our Historical Results of Operations
Under GAAP, premium collections for fixed indexed annuities, fixed rate annuities, and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the cost of providing index credits to the policyholder), amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), other operating costs and expenses, and income taxes.
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

In the second quarter of 2014, we revised our definition of AOI from a pre-tax basis to an after-tax basis to better reflect the basis on which the performance of our business is assessed internally. AOI now includes interest expense and an effective tax rate of 35.0% is now applied to reconciling items made to net income. All prior periods presented have been revised to reflect this new definition. Additionally, during the second quarter of 2014 we revised our definition of AOI to exclude the effect of class action litigation reserves, net of the corresponding VOBA, DAC and income tax impact related to these adjustments. This change has been reflected in Fiscal 2015 AOI. Lastly, during the second quarter of 2014, we revised our definition of AOI to exclude residual net income of distributed subsidiaries; specifically the portion of Front Street Re (Cayman) Ltd. ("FSRCI") income not already accounted for in the AOI adjustments above. From the inception of the reinsurance treaty on December 31, 2012 through August 9, 2013, FSRCI was a fully consolidated subsidiary of FGL. On August 9, 2013 in preparation for the initial public offering ("IPO"), FGL distributed this subsidiary to its parent company. Adjusting for this distribution provides a better view of the underlying performance of FGL as it is now structured post-IPO.
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

Critical Accounting Policies and Estimates
The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and relates disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three months ended December 31, 2014, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s 2014 Form 10-K as filed with the SEC.
Recent Accounting Pronouncements
Investments in Qualified Affordable Housing Projects
In January 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance which allows investors in Low Income Housing Tax Credit (“LIHTC”) programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments.  ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Project.  The Company early adopted this guidance effective October 1, 2014 for all new LIHTC investments made subsequent to that date.  Prior LIHTC investments will continue to be accounted for under the effective-yield method.  This adoption did not have a material effect on the Company’s consolidated financial position and results of operations.
Share-Based Payments When a Performance Target is achieved after the Requisite Service Period
In June 2014, the FASB issued new guidance on Stock Compensation (ASU 2014-12, Accounting for Share-Based Payments When the Term of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The new guidance requires that performance targets that affect vesting and that could be achieved after the requisite service period to be treated as performance conditions. Such performance targets would not be included in the grant-date fair value calculation of the award, rather compensation cost should be recorded when it is probable the performance target will be reached and should represent the compensation cost attributable to period(s) for which the requisite service has already been rendered. This standard may be early adopted and the amendments in this Update may be applied either prospectively or retrospectively. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

Results of Operations
The following tables set forth the consolidated results of operations and compares the amount of the change between the fiscal periods (in millions):

	Fiscal Quarter
	2015	2014	Increase / (Decrease)
Revenues:
Premiums	$11.6	$13.7	$(2.1)
Net investment income	208.4	183.4	25.0
Net investment gains	58.5	123.4	(64.9)
Insurance and investment product fees and other	19.8	15.6	4.2
Total revenues	298.3	336.1	(37.8)
Benefits and other changes in policy reserves	223.7	216.9	6.8
Acquisition and operating expenses, net of deferrals	29.2	26.0	3.2
Amortization of intangible assets	16.2	22.9	(6.7)
Total benefits and expenses	269.1	265.8	3.3
Operating income	29.2	70.3	(41.1)
Interest expense	(5.9)	(5.6)	(0.3)
Income before income taxes	23.3	64.7	(41.4)
Income tax expense	9.2	22.0	(12.8)
Net income	$14.1	$42.7	$(28.6)
Annuity sales during the Fiscal 2015 Quarter and the Fiscal 2014 Quarter were $902.6 and $540.4, respectively, including $647.5 and $300.7, respectively, of FIA sales. The increase in FIA sales period over period was primarily due to ongoing marketing efforts to increase sales penetration with our existing distribution partners and several recent product launches.
Revenues
Premiums.
For the Fiscal 2015 Quarter, premiums decreased $2.1, or 15.3%, to $11.6 from $13.7 for the Fiscal 2014 Quarter primarily due to a decrease in life-contingent immediate annuity premiums.
Net investment income.
Below is a summary of the major components included in net investment income for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter (in millions):

	Fiscal Quarter
	2015	2014	Increase / (Decrease)
Fixed maturity available-for-sale securities	$195.6	$175.3	$20.3
Equity available-for-sale securities	9.2	4.4	4.8
Related party loans, invested cash, short-term investments, and other investments	8.7	7.3	1.4
Gross investment income	213.5	187.0	26.5
Investment expense	(5.1)	(3.6)	(1.5)
Net investment income	$208.4	$183.4	$25.0

Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Fiscal Quarter
	2015	2014	Increase / (Decrease)
Yield on AAUM (at amortized cost)	4.83%	4.64%	0.19%
Less: Interest credited and option cost	2.99%	3.04%	(0.05)%
Net investment spread	1.84%	1.60%	0.24%
AAUM	$17,265.5	$15,802.7	$1,462.8

•
The increase in net investment income of $25.0, or 13.6%, was primarily due to higher investment income on fixed maturity and equity available-for-sale securities driven by higher AAUM and earned yields quarter over quarter - Fiscal 2015 Quarter AAUM and earned yield of $17.3 billion and 4.83% compared to Fiscal 2014 Quarter AAUM and earned yield of $15.8 billion and 4.6%, respectively.

•	The increase in AAUM of $1.5 billion or 9.3% was driven by sales growth during the quarter, as discussed above.

•
The increase in earned yields of 19 basis points, or 4.1%, was driven by investment in higher yielding fixed maturity securities and greater deployment of excess cash and cash equivalents in the Fiscal 2015 Quarter resulting in less cash drag quarter over quarter.

The Company’s cash and cash equivalents position is summarized as follows:

	Fiscal Quarter
(in millions)	2015	2014
First Fiscal Quarter	$555.5	$759.5
Net investment gains.
Below is a summary of the major components included in net investment gains for the Fiscal 2015 Quarter, and the Fiscal 2014 Quarter (in millions):

	Fiscal Quarter
	2015	2014	Increase / (Decrease)
Net realized (losses) gains on available-for-sale securities	$(2.7)	$12.0	$(14.7)
Realized and unrealized gains on certain derivative instruments	42.7	115.8	(73.1)
Change in fair value of reinsurance related embedded derivative	18.4	(4.3)	22.7
Realized gains (losses) on fair value of other embedded derivatives and other invested assets	0.1	(0.1)	0.2
Net investment gains	$58.5	$123.4	$(64.9)
The components of the realized and unrealized gains on certain derivative instruments hedging our indexed annuity products are as follows (in millions):

	Fiscal Quarter
	2015	2014	Increase / (Decrease)
Call options:
Gain on option expiration	$42.9	$47.0	$(4.1)
Change in unrealized (loss) gain	(4.4)	55.7	(60.1)
Futures contracts:
(Loss) gain on futures contracts expiration	(2.0)	13.1	(15.1)
Change in unrealized gain	6.2	—	6.2
	$42.7	$115.8	$(73.1)

Change in S&P 500 Index during the period	4.4%	9.9%	(5.5)%

•
The quarter over quarter decrease in net investment gains was primarily due to a decline in unrealized on certain derivative instruments mainly resulting from the performance of the indices upon which the call options and futures contracts are based. We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the Standard & Poor's 500 Stock Index ("S&P 500 Index") with the remainder based upon other equity and bond market indices. The S&P 500 Index increased 4.4% and 9.9% during the Fiscal 2015 Quarter and the Fiscal 2014 Quarter, respectively (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).

•
Partially offsetting this decrease was an increase in fair value of reinsurance related embedded derivative quarter over quarter due to a decrease in the FSRCI funds withheld portfolio in the Fiscal 2015 Quarter primarily due to credit spread widening of securities rated BBB and below. Comparatively, the FSRCI funds withheld portfolio increased in the Fiscal 2014 Quarter primarily as a result of change of intent OTTI impairments recorded on Green Field Energy Services (mark-to-market adjustment during quarter resulted in corresponding increase in unrealized on FSRCI funds withheld portfolio).

The average index credits to policyholders were as follows:

	Fiscal Quarter
	2015	2014	Increase / (Decrease)
Average crediting rate	5.0%	6.6%	(1.6)%
S&P 500 Index:
Point-to-point strategy	4.6%	5.2%	(0.6)%
Monthly average strategy	4.7%	5.4%	(0.7)%
Monthly point-to-point strategy	5.0%	8.4%	(3.4)%
3 Year high water mark	26.5%	18.8%	7.7%

•
The credits for the Fiscal 2015 Quarter were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created lower overall monthly point-to-point credits in the Fiscal 2015 Quarter compared to the S&P 500 Index growth for issue dates in the Fiscal 2014 Quarter.

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

Insurance and investment product fees and other.
Below is a summary of the major components included in Insurance and investment product fees and other for the Fiscal 2015 Quarter and Fiscal 2014 Quarter (in millions):

	Fiscal Quarter
Insurance and investment product fees and other:	2015	2014	Increase / (Decrease)
Surrender charges	$4.4	$5.6	$(1.2)
Cost of insurance fees and other income	15.4	10.0	5.4
Total insurance and investment product fees and other	$19.8	$15.6	$4.2

•
The quarter over quarter increase was primarily due to an increase in cost of insurance fees on FIA policies during the Fiscal 2015 Quarter. Specifically, guaranteed minimum withdrawal benefit ("GMWB") rider fees have increased as a result of FIA sales growth over the past year.

Benefits and expenses
Benefits and other changes in policy reserves.
Below is a summary of the major components included in Benefits and other changes in policy reserves for the Fiscal 2015 Quarter and Fiscal 2014 Quarter (in millions):

	Fiscal Quarter
	2015	2014	Increase / (Decrease)
FIA market value option liability	$2.8	$74.5	$(71.7)
FIA present value future credits & guarantee liability change	41.9	(47.7)	89.6
Index credits, interest credited & bonuses	150.3	149.3	1.0
Annuity payments	47.3	52.6	(5.3)
Other policy benefits and reserve movements	(18.6)	(11.8)	(6.8)
Total benefits and other changes in policy reserves	$223.7	$216.9	$6.8

•
The FIA market value option liability increased $2.8 during the Fiscal 2015 Quarter compared to a $74.5 increase during the Fiscal 2014 Quarter. The FIA market value option liability is directly correlated with the change in market value of the derivative assets hedging our FIA policies. Accordingly, the period over period decrease of $71.7 was primarily due to the equity market movements during these respective quarters (see the net investment gain discussion above for details on the change in market value of our derivative assets quarter over quarter).

•
The FIA present value of future credits and guarantee liability change increased $41.9 during the Fiscal 2015 Quarter compared to a $47.7 decrease during the Fiscal 2014 Quarter. The period over period increase of $89.6 was primarily driven by a decrease in longer duration risk free rates during the Fiscal 2015 Quarter, which increased reserves by $50.7 compared to an increase in rates and corresponding reserve decrease of $34.3 during the Fiscal 2014 Quarter.

Acquisition and operating expenses, net of deferrals.
Below is a summary of the major components included in acquisition and operating expenses, net of deferrals for the Fiscal 2015 Quarter and Fiscal 2014 Quarter (in millions):

	Fiscal Quarter
Acquisition and operating expenses, net of deferrals:	2015	2014	Increase / (Decrease)
General expenses	$28.0	$27.3	$0.7
Acquisition expenses	87.8	46.7	41.1
Deferred acquisition costs	(86.6)	(48.0)	(38.6)
Total acquisition and operating expenses, net of deferrals	$29.2	$26.0	$3.2
Amortization of intangibles.
Below is a summary of the major components included in Amortization of intangibles for the Fiscal 2015 Quarter and Fiscal 2014 Quarter (in millions):

	Fiscal Quarter
Amortization of intangibles related to:	2015	2014	Increase / (Decrease)
Unlocking	$1.7	$(15.1)	$16.8
Interest	(8.3)	(7.0)	(1.3)
Amortization	22.8	45.0	(22.2)
Total amortization of intangibles	$16.2	$22.9	$(6.7)

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Accordingly, the period over period decrease was primarily due to lower gross margins on our FIA products during the Fiscal 2015 Quarter. The decrease in the margins was primarily due to the increase in the FIA present value of future credits and guarantee liability discussed above. Additionally, the Fiscal 2014 Quarter included favorable unlocking of $15.1 which was driven by better than expected margins (both actual and projected) due to the appreciation in the equity markets during the quarter.

Other items affecting net income
Interest expense.
Interest expense for the Fiscal 2015 Quarter was $5.9 and $5.6 for the Fiscal 2014 Quarter. The interest expense reflects the interest incurred on the $300.0 of outstanding 6.375% senior notes (the "Senior Notes") which were issued by FGLH in March 2013. The outstanding Senior Notes pay interest semi-annually at a coupon rate of 6.375%.
Income tax expense (benefit).
Below is a summary of the major components included in Income tax expense (benefit) for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter:

	Fiscal Quarter
	2015	2014	Increase (Decrease)
Income before taxes	$23.3	$64.7	$(41.4)

Income tax (benefit) before VA	8.1	22.6	(14.5)
Change in valuation allowance	1.1	(0.6)	1.7
Income tax (benefit)	$9.2	$22.0	$(12.8)
Effective Rate	39.5%	34.0%	5.5%

•
Income tax expense for the Fiscal 2015 Quarter was $9.2, which includes a valuation allowance expense of $1.1, compared to an income tax expense of $22.0 for the Fiscal 2014 Quarter, net of a valuation allowance release of $0.6. The decrease in income tax expense of $12.8 quarter over quarter was due to a decrease in pre-tax income of $41.4 partially offset by an increase in valuation allowance expense of $1.7, resulting in an effective tax rate of 39.5% in the current quarter compared to 34.0% in the Fiscal 2014 Quarter.

AOI
The table below shows the adjustments made to reconcile net income to our AOI:

	Fiscal Quarter
Reconciliation from Net Income to AOI:	2015	2014	Increase / (Decrease)
Net Income	$14.1	$42.7	$(28.6)
Adjustments to arrive at AOI:
Effect of investment (gains) losses, net of offsets	2.2	(6.4)	8.6
Effect of change in FIA embedded derivative discount rate, net of offsets	20.0	(13.9)	33.9
Effect of change in fair value of reinsurance related embedded derivative, net of offsets	(8.7)	2.6	(11.3)
Effects of class action litigation reserves, net of offsets	(0.5)	—	(0.5)
Residual net income of distributed subsidiaries	—	—	—
AOI	$27.1	$25.0	$2.1

•
AOI for the Fiscal 2015 Quarter was $27.1 compared to $25.0 for the Fiscal 2014 Quarter, a quarter over quarter increase of $2.1. Included in AOI during the Fiscal 2014 Quarter was favorable unlocking of $9.8, after-tax (see intangible amortization discussion above). Adjusted for this impact, AOI increased $11.0 quarter over quarter primarily due to the increase in net investment spread discussed above.

Investment Portfolio
The types of assets in which we may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, we invest in assets giving consideration to four primary investment objectives: (i) maintain robust absolute returns; (ii) provide reliable yield and investment income; (iii) preserve capital and (iv) provide liquidity to meet policyholder and other corporate obligations.
Our investment portfolio is designed to contribute stable earnings and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities.
As of December 31, 2014 and September 30, 2014, the carrying value of our investment portfolio was approximately $19.3 billion and $18.8 billion, respectively, and was divided among the following asset class and sectors:

(dollars in millions)	December 31, 2014		September 30, 2014
	Carrying Value	Percent	Carrying Value	Percent

Fixed maturity securities, available-for-sale:
United States Government full faith and credit	$583.6	3.0%	$296.0	1.6%
United States Government sponsored entities	102.7	0.5%	107.3	0.6%
United States municipalities, states and territories	1,361.9	7.0%	1,259.8	6.7%
Corporate securities:
Finance, insurance and real estate	4,797.2	24.8%	4,743.0	25.2%
Manufacturing, construction and mining	826.3	4.3%	882.9	4.7%
Utilities and related sectors	1,906.2	9.9%	1,922.4	10.2%
Wholesale/retail trade	1,096.5	5.7%	1,087.5	5.8%
Services, media and other	1,088.5	5.6%	1,143.6	6.1%
Hybrid securities	1,301.5	6.7%	1,316.1	7.0%
Non-agency residential mortgage-backed securities	2,099.2	10.9%	2,006.7	10.6%
Commercial mortgage-backed securities	668.4	3.5%	636.9	3.4%
Asset-backed securities	2,078.4	10.7%	2,032.4	10.8%
Total fixed maturity available-for-sale securities	17,910.4	92.6%	17,434.6	92.7%
Equity securities (a)	657.9	3.4%	697.7	3.7%
Commercial mortgage loans	206.8	1.1%	136.2	0.7%
Other (primarily derivatives and policy loans)	559.5	2.9%	533.0	2.9%
Total investments	$19,334.6	100.0%	$18,801.5	100.0%
(a) Includes investment grade non-redeemable preferred stocks ($523.6 and $538.4, respectively) and Federal Home Loan Bank of Atlanta common stock ($38.1 and $38.4, respectively).
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

As of December 31, 2014 and September 30, 2014, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $17.9 billion and $17.4 billion, respectively. The increase in B and below securities from September 30, 2014 to December 31, 2014 was due to the acquisition of senior secured loans, energy and infrastructure related corporate bond investments, as well as downgrades of securities in the B-BB rating band. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio:

(dollars in millions)	December 31, 2014		September 30, 2014
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$2,030.5	11.3%	$1,753.5	10.1%
AA	1,962.1	11.0%	1,909.2	11.0%
A	3,935.3	22.0%	3,873.0	22.2%
BBB	7,159.7	40.0%	7,042.1	40.4%
BB (a)	648.1	3.6%	785.5	4.5%
B and below (b)	2,174.7	12.1%	2,071.3	11.8%
Total	$17,910.4	100.0%	$17,434.6	100.0%
(a) Includes $48.8 and $47.1 at December 31, 2014 and September 30, 2014, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners (“NAIC”) 1 designation.
(b) Includes $1,800.0 and $1,677.3 at December 31, 2014 and September 30, 2014, respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of December 31, 2014 and September 30, 2014, included in our fixed maturity AFS securities portfolio are the collateral assets of the funds withheld coinsurance agreement with FSRCI of $1.1 billion and $1.0 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of FSRCI fixed income portfolio:

(dollars in millions)	December 31, 2014		September 30, 2014
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$98.6	9.3%	$92.4	8.9%
AA	94.0	8.8%	92.5	8.9%
A	104.6	9.8%	95.1	9.2%
BBB	309.0	29.0%	304.2	29.4%
BB	90.7	8.5%	86.1	8.3%
B and below	366.8	34.6%	365.6	35.3%
Total	$1,063.7	100.0%	$1,035.9	100.0%
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
The tables below present our fixed maturity securities by NAIC designation as of December 31, 2014 and September 30, 2014:

(dollars in millions)	December 31, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,903.6	$10,407.1	58.1%
2	6,510.3	6,751.7	37.7%
3	344.3	349.4	2.0%
4	312.0	304.5	1.7%
5	102.0	97.7	0.5%
6	—	—	—%
	$17,172.2	$17,910.4	100.0%

	September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,409.0	$9,861.2	56.6%
2	6,311.9	6,578.7	37.7%
3	548.8	575.3	3.3%
4	319.9	318.9	1.8%
5	102.3	100.5	0.6%
6	—	—	—%
	$16,691.9	$17,434.6	100.0%
The tables below present the collateral assets of the funds withheld coinsurance agreement with FSRCI which were included in our fixed maturity securities as of December 31, 2014 and September 30, 2014:

(dollars in millions)	December 31, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$391.2	$409.2	38.5%
2	287.9	284.8	26.7%
3	48.5	47.2	4.4%
4	251.5	244.3	23.0%
5	81.4	78.2	7.4%
6	—	—	—%
	$1,060.5	$1,063.7	100.0%

	September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$360.9	$378.1	36.5%
2	270.5	275.0	26.6%
3	47.7	47.8	4.6%
4	255.7	254.2	24.5%
5	81.4	80.8	7.8%
6	—	—	—%
	$1,016.2	$1,035.9	100.0%

Investment Industry Concentration
The tables below present the top ten industry categories of our AFS securities, including the fair value and percent of total AFS securities fair value as of December 31, 2014 and September 30, 2014:

	December 31, 2014
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,217.7	11.9%
Asset-Backed Securities Other	1,892.0	10.2%
Municipal	1,387.5	7.5%
Life Insurance	1,088.7	5.9%
Electric	946.4	5.1%
CMBS	856.8	4.6%
Whole Loan Collateralized Mortgage Obligation Other	836.6	4.5%
Property and Casualty Insurance	805.9	4.3%
Other Financial Institutions	713.7	3.8%
Pipelines	569.3	3.1%
Total	$11,314.6	60.9%

	September 30, 2014
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,240.3	12.4%
Asset-Backed Securities Other	1,995.4	11.0%
Municipal	1,313.3	7.2%
Life Insurance	1,086.7	6.0%
Electric	958.8	5.3%
CMBS	836.1	4.6%
Property and Casualty Insurance	832.1	4.6%
Whole Loan Collateralized Mortgage Obligation Other	806.5	4.4%
Other Financial Institutions	726.1	4.0%
Pipelines	561.2	3.1%
Total	$11,356.5	62.6%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2014 and September 30, 2014, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2014		September 30, 2014
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$302.3	$304.4	$370.0	$372.8
Due after one year through five years	2,786.2	2,830.0	2,297.6	2,360.2
Due after five years through ten years	2,899.6	2,990.6	3,128.9	3,232.7
Due after ten years	5,833.4	6,334.8	5,778.1	6,213.6
Subtotal	$11,821.5	$12,459.8	$11,574.6	$12,179.3
Other securities which provide for periodic payments:
Asset-backed securities	$2,102.5	$2,078.4	$2,040.4	$2,032.4
Commercial-mortgage-backed securities	649.4	668.4	617.6	636.9
Structured hybrids	503.4	501.9	474.5	472.0
Residential mortgage-backed securities	2,095.4	2,201.9	1,984.8	2,114.0
Subtotal	$5,350.7	$5,450.6	$5,117.3	$5,255.3
Total fixed maturity available-for-sale securities	$17,172.2	$17,910.4	$16,691.9	$17,434.6

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
The fair value of our investments in subprime and Alt-A RMBS securities was $596.2 and $1,201.7 as of December 31, 2014, respectively, and $548.5 and $695.8 as of September 30, 2014, respectively.
The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
NAIC Designation:
1	99.1%	97.6%
2	0.7%	1.4%
3	0.2%	0.8%
4	—%	0.2%
5	—%	—%
6	—%	—%
	100.0%	100.0%

NRSRO:
AAA	4.1%	5.8%
AA	0.6%	0.9%
A	4.2%	6.2%
BBB	1.9%	3.0%
BB and below	89.2%	84.1%
	100.0%	100.0%

Vintage:
2008	0.3%	0.4%
2007	22.4%	19.0%
2006	37.4%	33.8%
2005 and prior	39.9%	46.8%
	100.0%	100.0%

ABS Exposure
As of December 31, 2014, our asset-backed security ("ABS") exposure was largely composed of NAIC 1 rated tranches of collateralized loan obligations ("CLOs"), which comprised 91.0% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 9.0% of total ABS assets, or 1.0% of total invested assets. As of December 31, 2014, the CLO and non-CLO positions were trading at a net unrealized loss position of $24.9 and a net unrealized gain position of $0.8, respectively.
The non-CLO exposure as of September 30, 2014 represented 8.1% of total ABS assets, or 0.9%, of total invested assets. As of September 30, 2014, the CLO positions were trading at a net unrealized loss position of $8.8 and non-CLO positions were trading at a net unrealized gain position of $0.8.

(dollars in millions)	December 31, 2014		September 30, 2014
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$1,892.0	91.0%	$1,867.7	91.9%
ABS Auto	18.0	0.9%	18.0	0.9%
ABS Home Equity	2.6	0.1%	2.6	0.1%
ABS Other	162.8	7.8%	141.1	7.0%
ABS Utility	3.0	0.2%	3.0	0.1%
Total ABS	$2,078.4	100.0%	$2,032.4	100.0%

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2014 and September 30, 2014 were as follows:

	December 31, 2014
(in millions)	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale:
United States Government full faith and credit	2	$59.6	$(0.8)	$58.8
United States Government sponsored agencies	20	29.0	(0.2)	28.8
United States municipalities, states and territories	35	206.5	(2.8)	203.7
Corporate securities:
Finance, insurance and real estate	71	652.2	(16.6)	635.6
Manufacturing, construction and mining	57	573.0	(30.9)	542.1
Utilities and related sectors	66	520.3	(21.4)	498.9
Wholesale/retail trade	39	233.4	(5.4)	228.0
Services, media and other	45	336.9	(20.2)	316.7
Hybrid securities	35	528.0	(22.8)	505.2
Non-agency residential mortgage-backed securities	112	670.6	(17.9)	652.7
Commercial mortgage-backed securities	28	59.2	(1.0)	58.2
Asset-backed securities	182	1,480.0	(33.4)	1,446.6
Total fixed maturity available-for-sale securities	692	5,348.7	(173.4)	5,175.3
Equity securities	20	208.2	(8.1)	200.1
	712	$5,556.9	$(181.5)	$5,375.4

	September 30, 2014
(in millions)	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale:
United States Government full faith and credit	6	$120.4	$(1.4)	$119.0
United States Government sponsored agencies	19	24.8	(0.1)	24.7
United States municipalities, states and territories	41	271.2	(6.3)	264.9
Corporate securities:
Finance, insurance and real estate	89	675.6	(13.3)	662.3
Manufacturing, construction and mining	39	352.5	(14.0)	338.5
Utilities and related sectors	55	386.0	(9.0)	377.0
Wholesale/retail trade	31	250.8	(4.2)	246.6
Services, media and other	42	328.4	(8.4)	320.0
Hybrid securities	41	563.4	(15.2)	548.2
Non-agency residential mortgage-backed securities	83	462.4	(11.0)	451.4
Commercial mortgage-backed securities	24	162.7	(2.0)	160.7
Asset-backed securities	140	1,248.8	(19.8)	1,229.0
Total fixed maturity available-for-sale securities	610	4,847.0	(104.7)	4,742.3
Equity securities	25	240.4	(5.1)	235.3
	635	$5,087.4	$(109.8)	$4,977.6
The gross unrealized loss position on the portfolio as of December 31, 2014, was $181.5, an increase of $71.7 from $109.8 as of September 30, 2014. The increase was primarily due to spread widening within our portfolio’s most credit sensitive asset classes; specifically, the ABS and corporate bond portfolio.  This impact was partially offset by a $65.7 increase in the gross unrealized gain position of the portfolio primarily due to decline in US Treasury rates during the quarter. As of December 31, 2014 the portfolio was in a net unrealized gain position of $755.4.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $362.8 and an amortized cost of $329.8 as of December 31, 2014) and special revenue bonds (fair value of $999.1 and amortized cost of $891.7 as of December 31, 2014). Across all municipal bonds, the largest issuer represented 7.6% of the category, and the largest single municipal bond issuer represents less than 0.6% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 97.2% of our municipal bond exposure is rated NAIC 1.
At December 31, 2014, asset-backed securities was the largest dollar component of the $181.5 unrealized loss position, and this segment now represents 18.4% of the total unrealized loss versus 18.0% at the prior measurement period. During this time period, marks on CLO structures were lower as a result of the underperformance of their underlying collateral (leveraged loans) relative to fixed rate high yield debt as investors sought the incremental carry in fixed rate, longer duration high yield bonds.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20.0% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2014 and September 30, 2014, were as follows:

	December 31, 2014				September 30, 2014
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	3	$36.5	$28.5	$(8.0)	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	—	—	—	—
Twelve months or greater	—	—	—	—	2	0.7	0.1	(0.6)
Total investment grade	3	36.5	28.5	(8.0)	2	0.7	0.1	(0.6)

Below investment grade:
Less than six months	4	12.4	9.5	(2.9)	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	1	0.1	0.1	—
Twelve months or greater	6	3.5	2.1	(1.4)	4	0.4	—	(0.4)
Total below investment grade	10	$15.9	$11.6	$(4.3)	5	$0.5	$0.1	$(0.4)
Total	13	$52.4	$40.1	$(12.3)	7	$1.2	$0.2	$(1.0)
OTTI and Watch List
We have a policy and process in place to identify securities in our investment portfolio each quarter for which we should recognize impairments.
At each balance sheet date, we identify invested assets which have characteristics that create uncertainty as to our future assessment of an OTTI (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, we review not only a change in current price relative to the asset's amortized cost, but also the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically, for corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. On a quarterly basis, we review structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential OTTI and related credit losses to be recognized in operations. A security which has a 20.0% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. At December 31, 2014 and September 30, 2014, our watch list included only sixteen and nine securities, respectively, in an unrealized loss position with an amortized cost of $52.6 and $1.3, unrealized losses of $12.5 and $1.1, and a fair value of $40.1 and $0.2, respectively. Our analysis of these securities, which included cash flow testing results, demonstrated the December 31, 2014 and September 30, 2014 carrying values were fully recoverable.

There were nine structured securities on the watch list to which we had potential credit exposure as of both December 31, 2014 and September 30, 2014. Our analysis of these structured securities, which included cash flow testing results, demonstrated the December 31, 2014 and September 30, 2014 carrying values were fully recoverable.
Exposure to International Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of December 31, 2014 or September 30, 2014.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2014, refer to Note 4, to our unaudited Condensed Consolidated Financial Statements.
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

Liquidity and Capital Resources
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided cash of $88.4 and $38.0 in the Fiscal 2015 Quarter and the Fiscal 2014 Quarter, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL. As a holding company with no operations of its own, FGL derives its cash primarily from its insurance subsidiaries and FGLH, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through FGLH to FGL.

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

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Quarter
Cash provided by (used in):	2015	2014	Increase / (Decrease)

Operating activities	$88.4	$38.0	$50.4
Investing activities	(570.0)	(938.1)	368.1
Financing activities	460.7	455.2	5.5
Net (decrease) in cash and cash equivalents	$(20.9)	$(444.9)	$424.0
Operating Activities
Cash provided by operating activities totaled $88.4 for the Fiscal 2015 Quarter compared to cash provided by operating activities of $38.0 for the Fiscal 2014 Quarter. The $50.4 improvement was principally due to a $42.8 increase of investment income receipts period over period as well as a $36.6 increase in cash and short-term collateral from our derivative counterparties. Partially offsetting these increases in income was a $40.0 increase in acquisition costs as a result of higher sales during the current quarter.
Investing Activities
Cash used in investing activities was $570.0 for the Fiscal 2015 Quarter, as compared to cash used in investing activities of $938.1 for the Fiscal 2014 Quarter. The $368.1 decrease in cash used in investing activities is principally due to a decrease in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.
Financing Activities
Cash provided by financing activities was $460.7 for Fiscal 2015 Quarter compared to cash provided in financing activities of $455.2 for Fiscal 2014 Quarter. The issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments resulted in an increase in net cash of $143.4 quarter over quarter. Additionally, dividends paid decreased $39.2 primarily due to dividends paid to our parent company, HGI, in the Fiscal 2014 Quarter. During the Fiscal 2014 Quarter, there were net cash proceeds of $175.9 from the issuance of common stock in connection with our IPO, which offset the overall quarter over quarter cash increase.
Off-Balance Sheet Arrangements
The F&G Stock Purchase Agreement between HFG and OM Group (UK) Limited (“OMGUK”) includes a Guarantee and Pledge Agreement which creates certain obligations for FGLH as a grantor and also grants a security interest to OMGUK of our equity interest in FGLH and FGLH’s equity interest in FGL Insurance in the event that HFG fails to perform in accordance with the terms of the F&G Stock Purchase Agreement. We are not aware of any events or transactions that resulted in non-compliance with the Guarantee and Pledge Agreement.
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
Enterprise Risk Management
For information about our enterprise risk management see "Part II - Item 7a Quantitative and Qualitative Disclosures about Market Risk".
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
As part of our asset liability management (“ALM”) program, we have made a significant effort to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. Our ALM strategy is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of our effort to manage interest rate risk has been to structure the investment portfolio with cash flow characteristics that are consistent with the cash flow characteristics of the insurance liabilities. We use actuarial models to simulate the cash flows expected from the existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. The “duration” of a security is the time weighted present value of the security’s expected cash flows. Duration is used to measure a security’s sensitivity to changes in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.

The duration of the investment portfolio, excluding cash and cash equivalents, derivatives and policy loans, as of December 31, 2014, is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$8,085.5	47.3%
5-9	5,336.2	31.0%
10-14	3,404.1	19.8%
15-20	330.6	1.9%
Total	$17,156.4	100.0%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The carrying value of our fixed maturity portfolio totaled $17.9 billion and $17.4 billion at December 31, 2014 and September 30, 2014, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In connection with the use of call options, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst five different approved counterparties to limit the concentration in one counterparty. Our policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with the equivalent of a Standard & Poor's Ratings Services ("S&P") rating of A- or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 5 to our Condensed Consolidated Financial Statements for additional information regarding our exposure to credit loss.

Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

		December 31, 2014				September 30, 2014
Counterparty	Credit Rating (Fitch/Moody's/S&P)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,004.8	$74.6	$38.4	$36.2	$2,239.9	$92.7	$52.5	$40.2
Deutsche Bank	A+/A3/A	3,205.6	123.0	95.8	27.2	2,810.0	108.0	72.5	35.5
Morgan Stanley	*/A3/A	2,681.8	96.9	79.0	17.9	2,294.7	85.0	63.0	22.0
Barclay's Bank	A/A2/A	259.3	11.7	—	11.7	258.0	10.6	—	10.6
		$8,151.5	$306.2	$213.2	$93.0	$7,602.6	$296.3	$188.0	$108.3
An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of December 31, 2014:

(dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable (a)	AM Best	S&P	Moody's
Wilton Reinsurance	$1,521.2	A	Not Rated	Not Rated
Front Street Re	1,311.9	Not Rated	Not Rated	Not Rated
Security Life of Denver	174.2	A	A-	A3
Scottish Re	109.1	Not Rated	Not Rated	Not Rated
London Life	100.8	A	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of December 31, 2014 that would require an allowance for uncollectible amounts.

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
See Note 5 to our Condensed Consolidated Financial Statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the Fiscal Quarter, the annual index credits to policyholders on their anniversaries were $91.5. Proceeds received at expiration on options related to such credits were $74.5.
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
Interest Rate Risk
We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. If interest rates were to increase 100 basis points from levels at December 31, 2014, the estimated fair value of our fixed maturity securities would decrease by approximately $1,011.9 of which $50.8 relates to the FSRCI funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the FSRCI funds withheld assets and be reflected in the Company’s Consolidated Statement of Operations. The impact on shareholders’ equity of such decrease, net of income taxes and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $467.8 in AOCI and a decrease of $442.4 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at December 31, 2014, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $157.1. The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by these simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring recognition of an OTTI, would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet liquidity needs. Our liquidity needs are managed using the surrender and withdrawal provisions of the annuity contracts and through other means.
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10.0% would cause the market value of our equity investments to decrease by approximately $65.8, our call option investments to decrease by approximately $24.9 based on equity positions and our FIA embedded derivative liability to decrease by approximately $30.4 as of December 31, 2014. Because our equity investments are classified as AFS, the 10.0% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2014.
Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as discussed in the following paragraph.
In December 2014, the Company insourced the trading of derivatives used to hedge the equity market risk of the Company’s indexed annuity contracts. This process was previously performed by a third-party service provider and was included within the annual Statement on Standards for Attestation Engagements ("SSAE") No. 16 Service Organization Control ("SOC") 1 report issued by the third-party service provider. We implemented internal controls to support this new internal process and hired new personnel with relevant prior experience in derivatives trading.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 12 to the Company’s Condensed Consolidated Financial Statements included in Part I—Item 1. Financial Statements.

Item 1A.	Risk Factors
A detailed discussion of our risk factors can be found in our 2014 Form 10-K, which can be found at the SEC's website www.sec.gov. There have been no material changes to the risk factors disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
On September 2, 2014, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of the Company's outstanding shares of common stock over the next 12 months. The following table sets forth information with respect to purchases of the Company’s common stock made during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	—	$—	—	—
November 1, 2014 through November 30, 2014	—	—	—	—
December 1, 2014 through December 31, 2014	51,115	24.53	38,724	461,276
	51,115	$24.53	38,724	461,276

(1) Includes 12,391 shares, which were acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan.

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

FIDELITY & GUARANTY LIFE (Registrant)

Dated:	February 4, 2015	By:	/s/ Dennis Vigneau
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)