Form 10-Q
period 2015-03-31
Fidelity & Guaranty Life
filed 2015-05-06
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
There were 58,737,505 shares of the registrant’s common stock outstanding as of May 4, 2015.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2015	September 30, 2014
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: March 31, 2015 - $17,161; September 30, 2014 - $16,692)	$18,055	$17,435
Equity securities, available-for-sale, at fair value (amortized cost: March 31, 2015 - $574; September 30, 2014 - $679)	606	698
Derivative investments	268	296
Commercial mortgage loans	304	136
Other invested assets	232	237
Total investments	19,465	18,802
Related party loans	75	113
Cash and cash equivalents	849	576
Accrued investment income	180	182
Reinsurance recoverable	3,691	3,665
Intangibles, net	610	515
Deferred tax assets	104	137
Other assets	221	163
Total assets	$25,195	$24,153

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$17,521	$16,464
Future policy benefits	3,481	3,504
Funds withheld for reinsurance liabilities	1,329	1,331
Liability for policy and contract claims	60	58
Debt	300	300
Other liabilities	794	837
Total liabilities	23,485	22,494

Commitments and contingencies

Shareholders' equity:
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued at March 31, 2015)	$—	$—
Common stock ($.01 par value, 500,000,000 shares authorized, 58,739,810 issued and outstanding at March 31, 2015; 58,442,721 shares issued and outstanding at September 30, 2014)	1	1
Additional paid-in capital	710	702
Retained earnings	601	607
Accumulated other comprehensive income	408	349
Treasury Stock, at cost (463,394 shares at March 31, 2015; no shares at September 30, 2014)	(10)	—
Total shareholders' equity	1,710	1,659
Total liabilities and shareholders' equity	$25,195	$24,153

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended		Six months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(Unaudited)		(Unaudited)
Revenues:
Premiums	$15	$15	$26	$28
Net investment income	208	184	416	368
Net investment (losses) gains	(58)	(2)	1	122
Insurance and investment product fees and other	22	18	42	33
Total revenues	187	215	485	551
Benefits and expenses:
Benefits and other changes in policy reserves	172	179	396	396
Acquisition and operating expenses, net of deferrals	28	32	57	58
Amortization of intangibles	(7)	11	9	34
Total benefits and expenses	193	222	462	488
Operating (loss) income	(6)	(7)	23	63
Interest expense	(6)	(6)	(12)	(11)
(Loss) income before income taxes	(12)	(13)	11	52
Income tax expense (benefit)	—	(38)	9	(16)
Net (loss) income	$(12)	$25	$2	$68

Net (loss) income per common share:

Basic	$(0.21)	$0.43	$0.03	$1.26
Diluted	$(0.21)	$0.42	$0.03	$1.26
Weighted average common shares used in computing net income per common share:
Basic	58,033,064	58,270,822	58,159,572	53,656,357
Diluted	58,033,064	58,447,122	58,331,854	53,756,814

Cash dividend per common share	$0.065	$0.065	$0.130	$0.980

Supplemental disclosures:
Total other-than-temporary impairments	$(61)	$—	$(61)	$—
Portion of other-than-temporary impairments included in other comprehensive income	—	—	—	—
Net other-than-temporary impairments	(61)	—	(61)	—
Gains (losses) on derivative instruments	1	(8)	63	103
Other realized investment gains (losses)	2	6	(1)	19
Total net investment (losses) gains	$(58)	$(2)	$1	$122

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three months ended		Six months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(Unaudited)		(Unaudited)
Net (loss) income	$(12)	$25	$2	$68

Other comprehensive income (loss):
Unrealized investment gains (losses):
Change in unrealized investment gains before reclassification adjustment	111	384	100	375
Net reclassification adjustment for losses (gains) included in net income	58	(10)	62	(19)
Changes in unrealized investment gains after reclassification adjustment	169	374	162	356
Adjustments to intangible assets	(71)	(113)	(70)	(105)
Changes in deferred income tax asset/liability	(34)	(92)	(33)	(88)
Net changes to derive comprehensive income for the period	64	169	59	163
Comprehensive income, net of tax	$52	$194	$61	$231

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital/Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance, September 30, 2013	$—	$—	$527	$499	$113	$—	$1,139
Dividends	—	—	—	(47)	—	—	(47)
Stock Split	—	1	(1)	—	—	—	—
Proceeds from issuance of common stock, net of transaction fees	—	—	173	—	—	—	173
Net income	—	—	—	68	—	—	68
Unrealized investment gains, net	—	—	—	—	163	—	163
Stock compensation	—	—	2	—	—	—	2
Balance, March 31, 2014	$—	$1	$701	$520	$276	$—	$1,498

Balance, September 30, 2014	$—	$1	$702	$607	$349	$—	$1,659
Treasury shares purchased	—	—	—	—	—	(10)	(10)
Dividends	—	—	—	(8)	—	—	(8)
Net income	—	—	—	2	—	—	2
Unrealized investment gains, net	—	—	—	—	59	—	59
Stock compensation	—	—	8	—	—	—	8
Balance, March 31, 2015	$—	$1	$710	$601	$408	$(10)	$1,710

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended
	March 31, 2015	March 31, 2014
	(Unaudited)
Cash flows from operating activities:
Net income	$2	$68
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	8	12
Amortization	(24)	(16)
Deferred income taxes	—	(34)
Interest credited/index credit to contractholder account balances	330	325
Net recognized (gains) on investments and derivatives	(1)	(122)
Charges assessed to contractholders for mortality and administration	(32)	(21)
Deferred policy acquisition costs, net of amortization	(165)	(82)
Changes in operating assets and liabilities:
Reinsurance recoverable	(4)	(14)
Future policy benefits	(23)	(23)
Funds withheld from reinsurers	(11)	(57)
Collateral posted	7	37
Other assets and other liabilities	(56)	(12)
Net cash provided by operating activities	31	61
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	1,806	2,676
Proceeds from derivatives instruments and other invested assets	233	222
Proceeds from commercial mortgage loans	32	—
Cost of available-for-sale investments acquired	(2,218)	(3,816)
Costs of derivatives instruments and other invested assets	(181)	(247)
Costs of commercial mortgage loans	(200)	—
Related party loans	38	(27)
Capital expenditures	(3)	(4)
Net cash (used in) investing activities	(493)	(1,196)
Cash flows from financing activities:
Treasury stock	(10)	—
Proceeds from issuance of common stock, net of transaction fees	—	176
Dividends paid	(8)	(47)
Contractholder account deposits	1,538	1,341
Contractholder account withdrawals	(785)	(837)
Net cash provided by financing activities	735	633
Change in cash & cash equivalents	273	(502)
Cash & cash equivalents, beginning of period	576	1,204
Cash & cash equivalents, end of period	$849	$702

Supplemental disclosures of cash flow information
Interest paid	$9	$12
Taxes paid	$28	$24

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC (“HFG”)) (“FGL” and, collectively with its subsidiaries, the “Company”) is a subsidiary of HRG Group, Inc. (formerly, Harbinger Group Inc. (“HRG”)). The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in Fidelity & Guaranty Life and Subsidiaries' Annual Report on Form 10-K, for the year ended September 30, 2014 (“2014 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.
FGL markets products through its wholly-owned insurance subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), which together are licensed in all fifty states and the District of Columbia.
On April 6, 2015, HRG Group, Inc, the parent of the Company, announced that it is exploring strategic alternatives for Fidelity & Guaranty Life regarding their FGL holdings. Following this announcement, FGL has begun a strategic process involving a potential sale of the Company. There can be no assurance that the exploration of strategic alternatives will result in a transaction or that any transaction, if pursued, will be consummated. The exploration of strategic alternatives may be terminated at any time and without notice. Neither HRG Group nor any of its affiliates - including FGL - intend to disclose developments with respect to this process unless and until the FGL Board of Directors has approved a specific transaction or course of action.

Certain GAAP policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in our 2014 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three and six months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2015.  All material inter-company accounts and transactions have been eliminated in consolidation.  Amounts reclassified out of other comprehensive income are reflected in net investment gains in the Condensed Consolidated Statements of Operations.

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
Recent Accounting Pronouncements
Investments in Qualified Affordable Housing Projects
In January 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance (ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Project) which allows investors in Low Income Housing Tax Credit (“LIHTC”) programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment)

within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments. The Company early adopted this guidance effective October 1, 2014 for all new LIHTC investments made subsequent to that date.  Prior LIHTC investments will continue to be accounted for under the effective-yield method.  This adoption did not have a material effect on the Company’s consolidated financial position and results of operations.
Share-Based Payments When a Performance Target is achieved after the Requisite Service Period
In June 2014, the FASB issued new guidance on Stock Compensation (ASU 2014-12, Accounting for Share-Based Payments When the Term of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The new guidance requires performance targets that affect vesting and that could be achieved after the requisite service period to be treated as performance conditions. Such performance targets would not be included in the grant-date fair value calculation of the award, rather compensation cost should be recorded when it is probable the performance target will be reached and should represent the compensation cost attributable to period(s) for which the requisite service has already been rendered. This standard may be early adopted and the amendments may be applied either prospectively or retrospectively. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued amended consolidation guidance (ASU 2015-02, Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015. The amended guidance changes the consolidation analysis of reporting entities with variable interest entity ("VIE") relationships by i) modifying the criteria used to evaluate whether limited partnerships and similar legal entities are VIEs or voting interest entities and revising the primary beneficiary determination of a VIE, ii) eliminating the specialized consolidation model and guidance for limited partnerships thereby removing the presumption that a general partner should consolidate a limited partnership, iii) reducing the criteria in the variable interest model contained in Accounting Standards Codification Topic 810, Consolidation, that is used to evaluate whether the fees paid to a decision maker or service provider represents a variable interest, and iv) exempting reporting entities from consolidating money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940. This standard may be early adopted and the amendments in this Update may be applied with a modified retrospective approach or retrospective approach. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued amended guidance (ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The amended guidance requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts or premiums. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before the receipt of the funding from the associated debt liability. Instead, debt issuance costs will be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, and the costs will be amortized to interest expense using the effective interest method. This standard may be early adopted. The amendments in this Update are required to be applied retrospectively to all prior periods presented in the financial statements. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
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

Concentrations of Financial Instruments
As of March 31, 2015 and September 30, 2014, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the banking industry with a fair value of $2,274 or 12% and $2,240 or 12%, respectively, of the invested assets portfolio. The Company’s holdings in this industry include investments in 83 different issuers with the top ten investments accounting for 39% of the total holdings in this industry. As of March 31, 2015, the Company had investments in 1 issuer, Wells Fargo & Company that exceeded 10% of shareholders' equity with a total fair value of $188 or 1% of the invested assets portfolio. As of September 30, 2014, the Company had investments in 2 issuers, Wells Fargo & Company and J.P. Morgan Chase, that exceeded 10% of shareholders' equity with a total fair value of $365 or 2% of the invested assets portfolio. Additionally, the Company’s largest concentration in any single issuer as of March 31, 2015 and September 30, 2014 was in Wells Fargo & Company which had a fair value of $188 or 1% and $185 or 1% of the invested assets portfolio, respectively.
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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) and Front Street Re (Cayman) Ltd. ("FSRCI" - an affiliate) that could have a material impact on the Company’s financial position in the event that Wilton Re or FSRCI fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA credit rating from Standard & Poor's Ratings Services ("S&P") as of March 31, 2015. As of March 31, 2015, the net amount recoverable from Wilton Re was $1,514 and the net amount recoverable from FSRCI was $1,289. The coinsurance agreement with FSRCI is on a funds withheld basis. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4) Investments
The Company’s debt and equity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) net of associated adjustments for value of business acquired (“VOBA”), deferred acquisition costs (“DAC”) and deferred income taxes. The Company’s consolidated investments at March 31, 2015 and September 30, 2014 are summarized as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for sale securities
Asset-backed securities	$2,200	$11	$(19)	$2,192	$2,192
Commercial mortgage-backed securities	707	23	(1)	729	729
Corporates	9,253	648	(74)	9,827	9,827
Equities	574	35	(3)	606	606
Hybrids	1,303	74	(20)	1,357	1,357
Municipals	1,281	157	(2)	1,436	1,436
Residential mortgage-backed securities	2,108	108	(22)	2,194	2,194
U.S. Government	309	11	—	320	320
Total available-for-sale securities	17,735	1,067	(141)	18,661	18,661
Derivative investments	205	83	(20)	268	268
Commercial mortgage loans	304	—	—	304	304
Other invested assets	239	—	(7)	232	232
Total investments	$18,483	$1,150	$(168)	$19,465	$19,465

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for-sale securities
Asset-backed securities	$2,040	$12	$(20)	$2,032	$2,032
Commercial mortgage-backed securities	618	21	(2)	637	637
Corporates	9,329	499	(49)	9,779	9,779
Equities	679	24	(5)	698	698
Hybrids	1,279	52	(15)	1,316	1,316
Municipals	1,150	117	(7)	1,260	1,260
Residential mortgage-backed securities	1,985	140	(11)	2,114	2,114
U.S. Government	291	7	(1)	297	297
Total available-for-sale securities	17,371	872	(110)	18,133	18,133
Derivatives investments	178	123	(5)	296	296
Commercial mortgage loans	136	—	—	136	136
Other invested assets	237	—	—	237	237
Total investments	$17,922	$995	$(115)	$18,802	$18,802
Included in AOCI were cumulative unrealized gains of $1 and unrealized losses of $2 related to the non-credit portion of other than temporary impairments ("OTTI") on non-agency residential mortgage-backed securities ("RMBS") at March 31, 2015 and September 30, 2014. The non-agency RMBS unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired. There have been no impairments or write downs on any of the non-agency RMBS purchased during the six months ended March 31, 2015.
Securities held on deposit with various state regulatory authorities had a fair value of $15,986 and $15,009 at March 31, 2015 and September 30, 2014, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.

The Company held no non-income producing investments during the three and six months ended March 31, 2015 and 2014.
In accordance with the Company's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $558 and $573 at March 31, 2015 and September 30, 2014, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	March 31, 2015
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$328	$331
Due after one year through five years	2,293	2,352
Due after five years through ten years	2,894	3,027
Due after ten years	5,918	6,514
Subtotal	11,433	12,224
Other securities which provide for periodic payments:
Asset-backed securities	2,200	2,192
Commercial mortgage-backed securities	707	729
Structured hybrids	713	716
Residential mortgage-backed securities	2,108	2,194
Subtotal	5,728	5,831
Total fixed maturity available-for-sale securities	$17,161	$18,055
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
The Company analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an OTTI is recognized. FGL has concluded that the unrealized declines in fair values of the securities presented in the table below were not OTTI as of March 31, 2015.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	March 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$578	$(8)	$559	$(11)	$1,137	$(19)
Commercial mortgage-backed securities	51	(1)	8	—	59	(1)
Corporates	838	(32)	761	(42)	1,599	(74)
Equities	35	(1)	50	(2)	85	(3)
Hybrids	149	(8)	144	(12)	293	(20)
Municipals	63	(1)	126	(1)	189	(2)
Residential mortgage-backed securities	412	(10)	298	(12)	710	(22)
U.S. Government	70	—	50	—	120	—
Total available-for-sale securities	$2,196	$(61)	$1,996	$(80)	$4,192	$(141)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						322
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						247
Total number of available-for-sale securities in an unrealized loss position						569

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$939	$(13)	$290	$(7)	$1,229	$(20)
Commercial mortgage-backed securities	160	(1)	1	(1)	161	(2)
Corporates	817	(16)	1,127	(33)	1,944	(49)
Equities	181	(2)	54	(3)	235	(5)
Hybrids	258	(2)	290	(13)	548	(15)
Municipals	—	—	265	(7)	265	(7)
Residential mortgage-backed securities	299	(6)	178	(5)	477	(11)
U.S Government	37	—	82	(1)	119	(1)
Total available-for-sale securities	$2,691	$(40)	$2,287	$(70)	$4,978	$(110)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						324
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						311
Total number of available-for-sale securities in an unrealized loss position						635
At March 31, 2015 and September 30, 2014, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments.
At March 31, 2015 and September 30, 2014, securities with a fair value of $21 and $0, respectively, were depressed greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1% of the carrying value of all investments.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity securities held by the Company for the three and six months ended March 31, 2015 and 2014, for which a portion of the OTTI was recognized in AOCI:

	Three months ended		Six months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Beginning balance	$3	$3	$3	$3
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—	—	—	—
Other-than-temporary impairment was not previously recognized	—	—	—	—
Ending balance	$3	$3	$3	$3
For the three and six months ended March 31, 2015, the Company recognized $61 of credit impairment losses in operations related to asset-backed, corporate securities and other invested assets with an amortized cost of $116 and a fair value of $55 at March 31, 2015. For the three and six months ended March 31, 2014, the Company recognized no impairment losses in operations.
Details underlying write-downs taken as a result of OTTI that were recognized in net income and included in net realized (losses) gains on securities were as follows:

	Three months ended		Six months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
OTTI Recognized in Net Income:
Asset-backed securities	$24	$—	$24	$—
Corporates	2	—	2	—
Other invested assets	35	—	35	—
Total	$61	$—	$61	$—
The portion of OTTI recognized in AOCI is disclosed in the Statement of Comprehensive Income.
In the second fiscal quarter ended March 31, 2015, the Company recognized credit-related impairment losses of $59 on available-for-sale debt securities, available-for-sale equity securities and other invested assets, net of reinsurance, related to direct and indirect investments in RadioShack Corporation ("RSH") because the Company concluded the decline in the fair value of these investments was other than temporary. A summary to the RSH-related impairments by investment is as follows:

Type	Balance Sheet Classification	Impairment Loss
Collateralized loan obligations (a)	Fixed maturities, available-for-sale	$25
Preferred equity (a)	Equity securities, available-for-sale	21
Participations	Other invested assets	35
Impairment, gross of reinsurance		$81
Preferred equity (a)	Equity securities, available-for-sale	(21)
Collateralized loan obligations (a)	Fixed maturities, available-for-sale	(1)
Impairment, net of reinsurance		$59
(a) Preferred equity and a portion of the collateralized loan obligations are included in the FSRCI funds withheld portfolio, accordingly all income on these assets are ceded to FSRCI.

The fair values of the impairments summarized above were determined using the following inputs as follows:

•	Collateralized loan obligations ("CLOs") - The Company utilized a price from a third party pricing service which considered the sufficiency of underlying loan collateral for the RSH loan.

•
Preferred equity - The Company utilized a price from a third party pricing service which considered the updated fair value estimates of the Salus Capital Partners, LLC ("Salus") CLO and the Salus participation in RSH, both of which Salus owns investment interests.

•	Participations - The Company considered the sufficiency and recoverability of the underlying loan collateral for RSH.
The total gross impact of the impairment losses above, excluding reinsurance with FSRCI is $81.  RSH filed for bankruptcy on February 5, 2015.  In late March 2015, the Court awarded a sale of assets at auction to another bidder, causing our collateral claim to become more junior to other claimants and resulting in our conclusion that the Company had realized an other than temporary impairment. Please refer to "Note 14. Related Party Transactions” to the Company’s Consolidated Financial Statements for more detail on the investments impacted by this impairment.
Mortgage Loans on Real Estate
Commercial mortgage loans ("CMLs") represented approximately 2% and 1% of the Company’s total investments as of March 31, 2015 and September 30, 2014, respectively. The Company primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to reduce concentration risk. Subsequent to origination, the Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	March 31, 2015		September 30, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Industrial - General	$20	7%	$—	—%
Industrial - Warehouse	47	15%	48	35%
Multifamily	30	10%	38	28%
Office	76	25%	44	33%
Retail	123	40%	6	4%
Apartment	7	3%	—	—%
Funeral Home	1	—%	—	—%
Total commercial mortgage loans	$304	100%	$136	100%

US Region:
East North Central	$84	28%	$28	21%
Middle Atlantic	18	6%	11	8%
Pacific	66	21%	61	45%
South Atlantic	63	21%	—	—%
West North Central	6	2%	6	4%
West South Central	20	6%	30	22%
Mountain	42	14%	—	—%
New England	5	2%	—	—%
Total commercial mortgage loans	$304	100%	$136	100%

The Company has a CML portfolio with 100% of all CMLs having a loan-to-value (“LTV”) ratio of less than 75% at March 31, 2015 and September 30, 2014. As of March 31, 2015, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss. The Company has not established a collective or specific CML valuation allowance as of March 31, 2015.
LTV and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.00 indicates that a property’s operations do not generate sufficient income to cover debt payments.
The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at March 31, 2015 and September 30, 2014:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A(a)
March 31, 2015
LTV Ratios:
Less than 50%	$74	$—	$1	$75	25%	$75	25%
50% to 60%	64	20	—	84	28%	84	28%
60% to 75%	145	—	—	145	47%	145	47%
Commercial mortgage loans	$283	$20	$1	$304	100%	$304	100%
September 30, 2014
LTV Ratios:
Less than 50%	$44	$—	$1	$45	33%	$45	33%
50% to 60%	20	—	—	20	15%	20	15%
60% to 75%	71	—	—	71	52%	71	52%
Commercial mortgage loans	$135	$—	$1	$136	100%	$136	100%
(a) N/A - Current DSC ratio not available.

The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At March 31, 2015, we had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of our CMLs:

	March 31, 2015	September 30, 2014
Current to 30 days	$304	$136
Total carrying value	$304	$136
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. As of March 31, 2015, our CML portfolio had no impairments, modifications or troubled debt restructuring.
Net investment income
The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Six months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Fixed maturity available-for-sale securities	$194	$175	$390	$351
Equity available-for-sale securities	9	5	18	9
Commercial mortgage loans	3	—	4	1
Related party loans	1	2	3	4
Other investments	5	6	11	10
Gross investment income	212	188	426	375
Investment expense	(4)	(4)	(10)	(7)
Net investment income	$208	$184	$416	$368
Net investment (losses) gains
Details underlying “Net investment (losses) gains” reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Six months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net realized (losses) gains on fixed maturity available-for-sale securities	$(19)	$6	$(23)	$20
Realized (losses) on equity securities	(3)	—	(2)	(1)
Net realized (losses) gains on securities	(22)	6	(25)	19
Realized gains on certain derivative instruments	40	45	81	99
Unrealized (losses) gains on certain derivative instruments	(47)	(24)	(46)	37
Change in fair value of reinsurance related embedded derivative	(3)	(29)	16	(33)
Change in fair value of other derivatives and embedded derivatives	11	—	12	—
Realized (losses) gains on derivatives and embedded derivatives	1	(8)	63	103
Realized losses on other invested assets	(37)	—	(37)	—
Net investment (losses) gains	$(58)	$(2)	$1	$122

Realized gains and losses on the sale of securities are determined on the specific identification method.
For the three and six months ended March 31, 2015, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $996 and $1,806, gross gains on such sales totaled $10 and $20, and gross losses totaled $29 and $43, respectively.
For the three and six months ended March 31, 2014, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities, totaled $964 and $2,628, gross gains on such sales totaled $8 and $23, and gross losses totaled $2 and $3, respectively.

Unconsolidated Variable Interest Entities
We own two investments in VIEs that are not consolidated within the Company’s financial statements. VIEs do not have sufficient equity to finance their own activities without additional financial support and certain of its investors lack certain characteristics of a controlling financial interest.  These VIEs are not consolidated in the Company’s financial statements for the following reasons: 1)  FGL Insurance does not have any voting rights or notice rights; 2)  the Company does not have any rights to remove the investment manager; and 3)  the Company was not involved in the design of the investment.  These characteristics indicate that FGL Insurance lacks the ability to direct the activities, or otherwise exert control, of the VIEs and is not considered the primary beneficiary of them.
FGL Insurance participates in loans to third parties originated by Salus. Salus is an affiliated, limited liability company indirectly owned by HRG that originates senior secured asset-based loans to unaffiliated third-party borrowers. FGL Insurance also participates in CLOs managed by Salus. Because Salus is not consolidated, the Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of its investments in Salus which totaled $275 and $304 as of March 31, 2015 and September 30, 2014, respectively. FGL’s investments in Salus are detailed in “Note 14. Related Party Transactions” to the Company’s Consolidated Financial Statements.
FGL Insurance also participates in an investment managed by Fifth Street Management, LLC (“Fifth Street”).  Fifth Street Senior Loan Fund II (the “Fund”) invests in loans selected and/or originated by Fifth Street. Fifth Street is an unaffiliated, limited liability company that originates financing for the Fund’s investment activity through CLOs.  The Company’s maximum exposure to loss as a result of its investments in Fifth Street is limited to the carrying value of its investments in Fifth Street which totaled $40 at March 31, 2015 and September 30, 2014, respectively.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in fixed indexed annuity (“FIA”) contracts, is as follows:

	March 31, 2015	September 30, 2014
Assets:
Derivative investments:
Call options	$268	$296
Other invested assets:
Other derivatives and embedded derivatives	25	13
Other assets:
Reinsurance related embedded derivative	92	77
	$385	$386

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,217	$1,908
Funds withheld for reinsurance liabilities:
Call options payable to FSRCI	18	23
Other liabilities:
Futures contracts	1	1
	$2,236	$1,932

The change in fair value of derivative instruments included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three months ended		Six months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenues:
Net investment (losses) gains:
Call options	$(7)	$19	$31	$121
Futures contracts	—	2	4	15
Other derivatives and embedded derivatives	11	—	12	—
Reinsurance related embedded derivative	(3)	(29)	16	(33)
	$1	$(8)	$63	$103
Benefits and other changes in policy reserves
FIA embedded derivatives	$77	$74	$309	$175
Additional Disclosures
Other Derivatives and Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 on June 16, 2014 which is based on the actual return of the fund. At March 31, 2015 the fair value of the embedded derivative is $12. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".
FGL Insurance participates in loans to third parties originated by Salus, an affiliated VIE, indirectly owned by HRG that provides asset-based financing. Five of the participating loans are denominated in Canadian dollars ("CAD") which is different from FGL Insurance's functional currency. Two of the participating loans include a provision for reimbursement from the borrower to FGL Insurance for any net foreign exchange losses realized by FGL Insurance under the loan in which FGL Insurance has a participation interest. FGL Insurance's ability to recover the foreign exchange losses under these loan participations is such that the Company has established embedded derivatives equal to FGL Insurance's cumulative net foreign exchange loss on these loan participations. The value of the embedded derivatives is reflected in "Other invested assets" as of the balance sheet date with changes in fair value reflected in the Company's Condensed Consolidated Statements of Operations. The value of the embedded derivatives at each balance sheet date is equal to the cumulative net foreign exchange loss recognized on these loan participations at the balance sheet date. The Company had realized gains of $10 and $11, respectively, for the three and six months ended March 31, 2015 related to its foreign exchange embedded derivatives included in other invested assets. The Company had no realized gains or losses for the three and six months ended March 31, 2014 related to its foreign exchange embedded derivatives included in other invested assets.

The remaining three participating loans denominated in CAD also require reimbursement from borrower in CAD but do not include a provision for reimbursement of any net foreign exchange losses from the borrower. Consequently, Salus has executed CAD swap agreements with FGL Insurance to convert the CAD cash flows into USD cash flows. FGL Insurance recognizes the cumulative net foreign exchange loss recognized on these loan participations in “Other invested assets” with the changes in the fair value reflected in the Company’s Condensed Consolidated Statements of Operations. In the second fiscal quarter 2015, we executed CAD swap agreements with Salus for three of the Salus participation interest with Canadian issuers. Under these swap agreements, Salus will reimburse the Company for any foreign exchange losses related to these loan participations since the origination date. As a result, the Company accrued an expected recoverable of $9 and corresponding gain in our Condensed Consolidated Statements of Operations for the amount of cumulative net foreign exchange loss since the origination of the participation.

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
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		March 31, 2015				September 30, 2014
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,206	$70	$35	$35	$2,240	$93	$53	$40
Deutsche Bank	A+/A3/A	3,084	101	78	23	2,810	108	72	36
Morgan Stanley	*/A3/A	3,270	95	65	30	2,295	85	63	22
Barclay's Bank	A/A2/A	125	2	—	2	258	10	—	10
Total		$8,685	$268	$178	$90	$7,603	$296	$188	$108
(a) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of March 31, 2015 and September 30, 2014, counterparties posted $178 and $188 of collateral of which $143 and $135, respectively, is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Condensed Consolidated Balance Sheets. The remaining $35 and $53 of non-cash collateral was held by a third-party custodian at March 31, 2015 and September 30, 2014, respectively. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $90 and $108 at March 31, 2015 and September 30, 2014, respectively.
The Company held 1,652 and 2,348 futures contracts at March 31, 2015 and September 30, 2014, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $8 and $11 at March 31, 2015 and September 30, 2014, respectively.

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
Level 1 - Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date.
Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument. Such inputs include market interest rates and volatilities, spreads and yield curves.
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

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, with the exception of investment contracts and debt, are summarized according to the hierarchy previously described, as follows:

	March 31, 2015
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$849	$—	$—	$849	$849
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,100	92	2,192	2,192
Commercial mortgage-backed securities	—	587	142	729	729
Corporates	—	8,902	925	9,827	9,827
Hybrids	—	1,357	—	1,357	1,357
Municipals	—	1,396	40	1,436	1,436
Residential mortgage-backed securities	—	2,194	—	2,194	2,194
U.S. Government	135	185	—	320	320
Equity securities available-for-sale	27	561	18	606	606
Derivative financial instruments	—	268	—	268	268
Reinsurance related embedded derivative, included in other assets	—	92	—	92	92
Other invested assets	—	13	219	232	232
Total financial assets at fair value	$1,011	$17,655	$1,436	$20,102	$20,102
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,217	$2,217	$2,217
Derivative instruments - futures contracts	—	1	—	1	1
Investment contracts, included in contractholder funds	—	—	13,709	13,709	15,304
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	18	—	18	18
Debt	—	315	—	315	300
Total financial liabilities at fair value	$—	$334	$15,926	$16,260	$17,840

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$576	$—	$—	$576	$576
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,958	74	2,032	2,032
Commercial mortgage-backed securities	—	554	83	637	637
Corporates	—	8,945	834	9,779	9,779
Hybrids	—	1,316	—	1,316	1,316
Municipals	—	1,223	37	1,260	1,260
Residential mortgage-backed securities	—	2,114	—	2,114	2,114
U.S. Government	116	181	—	297	297
Equity securities available-for-sale	59	599	40	698	698
Derivative financial instruments	—	296	—	296	296
Reinsurance related embedded derivative, included in other assets	—	76	—	76	76
Other invested assets	—	2	235	237	237
Total financial assets at fair value	$751	$17,264	$1,303	$19,318	$19,318
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,908	$1,908	$1,908
Derivative instruments - futures contracts	—	1	—	1	1
Investment contracts, included in contractholder funds	—	—	13,109	13,109	14,556
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	22	—	22	22
Debt	—	317	—	317	300
Total financial liabilities at fair value	$—	$340	$15,017	$15,357	$16,787
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

The Company did not adjust prices received from third parties as of March 31, 2015 and September 30, 2014. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
Investment contracts include deferred annuities, FIAs, indexed universal life policies (“IULs”) and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At March 31, 2015 and September 30, 2014, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at March 31, 2015 and September 30, 2014 is applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
Other Invested Assets
Fair value of our loan participation interest securities approximates the unpaid principal balance of the participation interest as of March 31, 2015. In making this assessment, the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date and March 31, 2015, the primary market participant for these securities and the short-term maturity of these loans (less than 1 year).
Fair value of our loan participation interest in RSH is based upon a best estimate of the expected liquidation value of the underlying collateral. RSH is in the process of liquidation to satisfy creditor obligations. Valuation of the collateral was based upon a variety of assumptions by asset class depending upon the availability of market-participant indicators of fair value. Where such market data was not available, a best estimate of expected liquidation value as a percentage of book value was calculated based upon experience in similar liquidations. Our best estimate of recovery value is 30% of the par value of the investment based upon the documentation currently available. As the liquidation process continues and more information becomes known about expected or actual sales price/recovery value, our estimates and the evaluation of the fair value and other than temporary impairment will be updated. The actual recovery value from the liquidation process could vary from the estimates that have been used for the current fair value estimation.
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
Fair value of foreign exchange derivatives and embedded derivatives are based on the quoted United States dollar ("USD")/CAD exchange rates.
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
In September 2013, the Company initiated a commercial loan program utilizing a third party CML asset manager, Principal Real Estate Investors ("Principal"). Subsequently in October 2014, the Company transitioned this program to CorAmerica, a subsidiary of Harbinger Group, as an additional CML asset manager, and in April 2015 transferred the management and servicing responsibilities of all CMLs to CorAmerica. As part of these programs, the Company has funded CMLs with a fair value of $304 at March 31, 2015, which is equal to amortized cost. None of these loans are past due or have material credit issues and given that there have not been material changes in market interest since origination the Company views amortized cost as representative of fair value. The CML asset managers monitor the status of the payment obligations, the credit quality of the borrower, the condition of the property, and any other events that may impact the performance and principal repayment of the CMLs.  Additionally, the Company periodically reviews the asset managers' valuation methodologies and investment processes to ensure the program is performing in line with the objectives of the program. A CML's current standing and payment obligations are material factors in evaluating the CML's carrying value and related fair value. At March 31, 2015, all CMLs are current with no payments past due and there are no credit or other events which would require impairment evaluation.
Policy Loans (included within Other Invested Assets)
Also included in other invested assets are policy loans. Fair values for policy loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar credit risk.  Loans with similar characteristics are aggregated for purposes of the calculations.
Related Party Loans
The related party loans (discussed in "Note 14. Related Party Transactions") carrying value at par approximates fair value, as this is the exit price for the obligation of these loans.

Debt
The fair value of debt is based on quoted market prices. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2015 and September 30, 2014 are as follows:

	Fair Value at			Range (Weighted average)
	March 31, 2015	Valuation Technique	Unobservable Input(s)	March 31, 2015
Assets
Asset-backed securities	$31	Broker-quoted	Offered quotes	100.00%
Asset-backed securities (Salus CLO equity tranche)	40	Third-Party Valuation	Offered quotes	59.21%
			Discount rate	16.50%
			Constant default rate	2.00%
			RSH recovery	RSH - 30.00% recovery
Asset-backed securities	3	Matrix Pricing	Quoted prices	109.94%
Asset-backed securities (Salus CLO)	18	Matrix Pricing	Quoted prices	99.90%
Commercial mortgage-backed securities	97	Broker-quoted	Offered quotes	100.00% - 120.75% (114.09%)
Commercial mortgage-backed securities	45	Matrix Pricing	Quoted prices	105.75% - 122.50% (115.47%)
Corporates	527	Broker-quoted	Offered quotes	67.44% - 122.61% (102.44%)
Corporates	398	Matrix Pricing	Quoted prices	75.00% - 149.80% (103.49%)
Municipals	40	Broker-quoted	Offered quotes	114.50%
Equity securities available-for-sale	6	Matrix Pricing	Quoted prices	100.00%
Equity securities available-for-sale (Salus preferred equity)	12	Market-approach	Yield	9.24% - 10.74%
			RSH recovery	RSH - 30.00% recovery
			Discount rate	27.00%
			Salus CLO equity	59.21%
Other invested assets:
Available-for-sale embedded derivative	12	Black Scholes model	Market value of AnchorPath fund	100.00%
Salus participations	180	Market Pricing	Offered quotes	100.00%
Salus participation - RSH Corporation	15	Liquidation Value - 30% recovery estimate	Sales agreements	100.00%
			Cash	100.00%
			Inventory	50.00% of book value
			Accounts receivable	50.00% - 100.00% of book value
			Intellectual property	100.00% of appraisal of orderly liquidation value
			Real estate	Bids; 60.00%-65.00% of book value
			Wind-down expenses	100.00% estimated expense
Total	$1,424
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,217	Discounted Cash Flow	Market value of option	0.00% - 42.05% (2.80%)
			SWAP rates	1.53% - 2.03% (1.78%)
			Morality multiplier	80.00%
			Surrender rates	0.50% - 75.00% (7.00%)
			Non-performance spread	0.25%
Total liabilities at fair value	$2,217

	Fair Value at			Range (Weighted average)
	September 30, 2014	Valuation Technique	Unobservable Input(s)	September 30, 2014
Assets
Asset-backed securities	$74	Broker-quoted	Offered quotes	95.45% - 109.26% (99.26%)
Commercial mortgage-backed securities	83	Broker-quoted	Offered quotes	105.25% - 121.00% (118.29%)
Corporates	832	Broker-quoted	Offered quotes	61.67% - 119.75% (100.04%)
Corporates	2	Matrix Pricing	Quoted prices	142.30%
Municipals	37	Broker-quoted	Offered quotes	106.64%
Equity securities available-for-sale	6	Broker-quoted	Offered quotes	99.75%
Equity securities available-for-sale	34	Market-approach	Yield	8.31% - 9.81%
Other invested assets:
Available-for-sale embedded derivative	11	Black scholes model	Net asset value of AnchorPath fund	100.00%
Salus participations	213	Market Pricing	Offered quotes	100.00%
Total	$1,292
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$1,908	Discounted Cash Flow	Market value of option	0.00% - 49.82% (3.37%)
			SWAP rates	1.93% - 2.64% (2.29%)
			Morality multiplier	80.00%
			Surrender rates	0.50% - 75.00% (7.00%)
			Non-performance spread	0.25%
Total liabilities at fair value	$1,908

Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Condensed Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended March 31, 2015 and 2014, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2015
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$71	$(25)	$2	$63	$(15)	$—	$(4)	$92
Commercial mortgage-backed securities	120	—	1	21	—	—	—	142
Corporates	901	2	15	62	—	(31)	(24)	925
Municipals	39	—	1	—	—	—	—	40
Equity securities available-for-sale	38	(21)	1	—	—	—	—	18
Other invested assets:
Available-for-sale embedded derivative	12	—	—	—	—	—	—	12
Salus participations, included in other invested assets	237	(36)	(4)	22	—	(24)	—	195
Total assets at Level 3 fair value	$1,418	$(80)	$16	$168	$(15)	$(55)	$(28)	$1,424
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,140	$77	$—	$—	$—	$—	$—	$2,217
Total liabilities at Level 3 fair value	$2,140	$77	$—	$—	$—	$—	$—	$2,217

(a) The net transfers out of Level 3 during the three months ended March 31, 2015 were exclusively to Level 2.

	Six months ended March 31, 2015
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$74	$(25)	$2	$66	$(15)	$—	$(10)	$92
Commercial mortgage-backed securities	83	—	2	57	—	—	—	142
Corporates	834	2	24	123	—	(34)	(24)	925
Municipals	37	—	3	—	—	—	—	40
Equity securities available-for-sale	40	(21)	(1)	—	—	—	—	18
Other invested assets:
Available-for-sale embedded derivative	11	1	—	—	—	—	—	12
Salus participations, included in other invested assets	213	(37)	(4)	78	—	(55)	—	195
Total assets at Level 3 fair value	$1,292	$(80)	$26	$324	$(15)	$(89)	$(34)	$1,424
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,908	$309	$—	$—	$—	$—	$—	$2,217
Total liabilities at Level 3 fair value	$1,908	$309	$—	$—	$—	$—	$—	$2,217

(a) The net transfers out of Level 3 during the six months ended March 31, 2015 were exclusively to Level 2.

	Three months ended March 31, 2014
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$251	$—	$(1)	$—	$—	$—	$(203)	$47
Commercial mortgage-backed securities	6	—	—	—	—	—	(6)	—
Corporates	607	—	10	42	—	(2)	—	657
Municipals	34	—	2	—	—	—	—	36
Other invested assets:
Salus preferred equity included in related party	—	—	—	33	—	—	—	33
Salus participations, included in other invested assets	200	—	—	27	—	(33)	—	194
Total assets at Level 3 fair value	$1,098	$—	$11	$102	$—	$(35)	$(209)	$967
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,645	$74	$—	$—	$—	$—	$—	$1,719
Total liabilities at Level 3 fair value	$1,645	$74	$—	$—	$—	$—	$—	$1,719

(a) The net transfers out of Level 3 during the three months ended March 31, 2014 were exclusively to Level 2. There was a $6.0 transfer within the Level 3 asset class from commercial mortgage-backed securities to asset-backed securities.

	Six months ended March 31, 2014
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$246	$—	$(1)	$5	$—	$—	$(203)	$47
Commercial mortgage-backed securities	6	—	—	—	—	—	(6)	—
Corporates	461	—	4	194	—	(2)	—	657
Municipals	—	—	1	35	—	—	—	36
Other invested assets:
Salus preferred equity included in related party	—	—	—	33	—	—	—	33
Salus participations, included in other invested assets	157	—	—	106	—	(69)	—	194
Total assets at Level 3 fair value	$870	$—	$4	$373	$—	$(71)	$(209)	$967
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,544	$175	$—	$—	$—	$—	$—	$1,719
Total liabilities at Level 3 fair value	$1,544	$175	$—	$—	$—	$—	$—	$1,719

(a) The net transfers out of Level 3 during the six months ended March 31, 2014 were exclusively to Level 2. There was a $6.0 transfer within the Level 3 asset class from commercial mortgage-backed securities to asset-backed securities.

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three and six months ended March 31, 2015 and 2014.

Primary market issuance and secondary market activity for certain asset-backed securities during the three and six months ended March 31, 2015 and 2014 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of March 31, 2015 and 2014. Accordingly, the Company’s assessment resulted in net transfers out of Level 3 of $28 and $34 related to asset-backed and corporate securities during the three and six months ended March 31, 2015.

During the three and six months ended March 31, 2014, there were net transfers out of Level 3 of $203 related to asset-backed securities.

(7) Intangible Assets
Information regarding VOBA and DAC which includes deferred sales inducement, is as follows:

	VOBA	DAC	Total
Balance at September 30, 2014	$59	$456	$515
Deferrals	—	174	174
Less: Amortization related to:
Unlocking	—	(8)	(8)
Interest	6	11	17
Amortization	(22)	4	(18)
Add: Adjustment for unrealized investment losses	(17)	(53)	(70)
Balance at March 31, 2015	$26	$584	$610

Accumulated amortization	$370

	VOBA	DAC	Total
Balance at September 30, 2013	$192	$331	$523
Deferrals	—	116	116
Less: Amortization related to:
Unlocking	12	1	13
Interest	7	7	14
Amortization	(39)	(22)	(61)
Add: Adjustment for unrealized investment losses	(63)	(42)	(105)
Balance at March 31, 2014	$109	$391	$500

Accumulated amortization	$323
Amortization of VOBA and DAC is based on the amount of gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4% to 5%. The adjustment for unrealized net investment gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the statement of operations. As of March 31, 2015 and September 30, 2014, the VOBA balance included cumulative adjustments for net unrealized investment gains/losses of $182 and $164, respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains/losses of $108 and $56, respectively.
The above DAC balances include $37 and $33 of deferred sales inducements, net of shadow adjustments, as of March 31, 2015 and September 30, 2014, respectively.
The weighted average amortization period for VOBA is approximately 4.9 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2015	$19
2016	35
2017	29
2018	23
2019	19
Thereafter	82

(8) Debt
The Company's outstanding debt as of March 31, 2015 and September 30, 2014 was as follows:

(dollars in millions)	March 31, 2015	September 30, 2014
Debt	$300	$300
Revolving credit facility	—	—
The interest expense and amortization of debt issuance costs of the Company's debt for the three and six months ended March 31, 2015 and 2014, respectively, were as follows:

	Three months ended				Six months ended
	March 31, 2015		March 31, 2014		March 31, 2015		March 31, 2014
(dollars in millions)	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
Debt	$5	$1	$5	$1	$9	$2	$9	$2
Revolving credit facility	—	—	—	—	—	1	—	—
As of August 26, 2014, Fidelity & Guaranty Life Holdings, Inc. ("FGLH"), a wholly owned subsidiary of FGL, as borrower, and the Company as guarantor, entered into a three-year $150 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes. As of March 31, 2015, the Company has not drawn on the revolver. If the Company were to draw on the revolver, the interest rate would be equal to a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest determined by Royal Bank of Canada as its prime commercial lending rate for USD loans in the United States for such day as the "U.S. Prime Rate", and (c) the Eurodollar Rate for an interest period of one month beginning on such day (or if such day is not a business day, the business day immediately preceding such day) plus 1.00% per annum. As of March 31, 2015 and September 30, 2014, the interest rate would be equal to 5.25%, had the Company drawn on the revolver.

(9)    Equity
Share Repurchase
On September 2, 2014, the Company’s Board of Directors authorized the repurchase of up to 500 thousand shares of the Company’s outstanding shares of common stock over the next twelve months. As of March 31, 2015, 463 thousand shares of common stock have been repurchased at cost for a total cost of $10, which are held in treasury, of which 451 thousand shares were pursuant to the repurchase program and 12 thousand shares were acquired to satisfy employee income tax withholding pursuant to the Company’s stock compensation plan. Subsequent to the Company's repurchase of shares, HRG indirectly held 47,000 thousand shares of FGL's outstanding common stock, representing an 81% interest at March 31, 2015.
Dividends
On November 18, 2014, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend was paid on December 15, 2014 to shareholders of record as of the close of business on December 1, 2014 and total cash paid was $4 (based on fully vested, outstanding shares of 58,279 thousand).
On February 10, 2015, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend was paid on March 9, 2015 to shareholders of record as of the close of business on February 23, 2015 and total cash paid was $4 (based on fully vested, outstanding shares of 57,975 thousand).
On May 1, 2015, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend is payable on June 1, 2015 to shareholders of record as of the close of business on May 18, 2015.

(10) Stock Compensation
The Company recognized total stock compensation expense related to the FGL Plans and FGLH Plans as follows:

	Three months ended		Six months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
FGL Plans
Stock options	$1	$—	$1	$—
Restricted shares	4	—	5	—
Performance restricted stock units	1	1	2	1
Unrestricted shares	—	—	—	1
	6	1	8	2
FGLH Plans
Stock Incentive Plan - stock options	—	3	1	6
2011 dividend equivalent plan	—	—	—	1
Amended and Restated Stock Incentive Plan - stock options	—	3	2	5
Amended and Restated Stock Incentive Plan - restricted stock units	—	1	1	1
2012 dividend equivalent plan	—	—	—	—
	—	7	4	13
Total stock compensation expense	6	8	12	15
Related tax benefit	2	3	4	5
Net stock compensation expense	$4	$5	$8	$10
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the Condensed Consolidated Statements of Operations.

Total compensation expense related to the FGL Plans and FGLH Plans not yet recognized as of March 31, 2015 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Plans
Stock options	$1	2
Restricted shares	4	2
Performance restricted stock units	7	2
Unrestricted shares	—	N/A
	12
FGLH Plans
Stock Incentive Plan - stock options	—	N/A
2011 dividend equivalent plan	—	N/A
Amended and Restated Stock Incentive Plan - stock options	1	1
Amended and Restated Stock Incentive Plan - restricted stock units	1	1
2012 dividend equivalent plan	—	1
	2
Total unrecognized stock compensation expense	$14	2
FGL Plans
FGL’s Compensation Committee is authorized to grant up to 2,838 thousand equity awards under the FGL Plans. At March 31, 2015, 1,395 thousand equity awards are available for future issuance under the FGL Plans. On December 1, 2014, FGL granted 176 thousand stock options to certain officers, directors and other key employees under the Omnibus Plan. These stock options vest in equal installments over a period of three years and expire on the seventh anniversary of the grant date. The total fair value of the option grants to certain officers, directors and other employees on the grant date was $1. On February 11, 2014, FGL granted 7 thousand stock options to certain directors under the Omnibus Plan. These stock options vest in equal installments over a period of three years and expire on the seventh anniversary of the grant date. The total fair value of the option grants to certain officers, directors and other employees on the grant date was $0.
On March 31, 2015, the Company entered into an agreement with its former Chief Executive Officer in connection with his resignation pursuant to which the vesting for certain FGL and FGLH equity awards to the former Chief Executive Officer were accelerated. The former Chief Executive Officer forfeited two-thirds of the performance restricted stock units granted in fiscal year 2014, and all other previously awarded equity grants became vested as of March 31, 2015.  The exercise date of the outstanding stock options was extended to December 31, 2015.  No other terms of the equity awards were modified.  The Company recognized total incremental compensation expense of $2 as a result of these modifications.
At March 31, 2015, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $1, $1, and $1, respectively. At March 31, 2015, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 6 years, 6 years and 6 years, respectively.
During the six months ended March 31, 2015 and March 31, 2014, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $0, $0 and $0, respectively.
A summary of FGL’s outstanding stock options as of March 31, 2015, and related activity during the six months then ended, is as follows (option amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2014	242	$17.00
Granted	182	24.87
Exercised	(3)	17.00
Forfeited or expired	(12)	20.08
Stock options outstanding at March 31, 2015	409	20.35
Exercisable at March 31, 2015	221	19.52
Vested or expected to vest at March 31, 2015	397	20.30
The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model and based on the value of FGL's common stock for stock options granted during the six months ended March 31, 2015:

Weighted average fair value per option granted	$5.02
Risk-free interest rate	1.4%
Assumed dividend yield	1.2%
Expected option term	4.5 years
Volatility	25.0%
The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model for the former Chief Executive Officer's modified stock options and based on the value of FGL's common stock:

Weighted average fair value per option modified	$2.53
Risk-free interest rate	0.2%
Assumed dividend yield	1.2%
Expected option term	0.75 years
Volatility	25.0%
Expected volatility is based on the historical volatility of FGL’s stock price for awards granted in 2015.

On October 6, 2014, FGL granted 12 thousand restricted shares to a certain officer under the Omnibus Plan. These shares cliff vest in one year. The total fair value of the restricted shares granted to this officer on their grant date was $0.
On November 19, 2014, FGL also granted 100 thousand restricted shares to a certain director under the Omnibus Plan. These shares vest in three tranches; 20% on the first anniversary of the grant date; 50% on the second anniversary of the grant date; and 30% on the third anniversary of the grant date. The total fair value of the restricted shares granted to a certain director on their grant date was $2.
On December 1, 2014, FGL also granted 138 thousand restricted shares to certain directors, officers and other key employees under the Omnibus Plan. These shares vest in equal installments over a period of three years. The total fair value of the restricted shares granted to certain officers, directors and key employees on their grant date was $3.

On February 11, 2015, FGL also granted 48 thousand restricted shares to certain directors under the Omnibus Plan. 40 thousand shares vest in three tranches; 20% on the first anniversary of the grant date; 50% on the second anniversary of the grant date; and 30% on the third anniversary of the grant date and the remaining shares granted on February 11, 2015 vest in equal installments over a period of three years. The total fair value of the restricted shares granted to certain officers, directors and key employees on their grant date was $1.

On March 18, 2015, the expected requisite service periods for board members and executives that received certain FGL restricted shares granted on November 19, 2014 and February 11, 2015 were completed resulting in expense acceleration under the terms of the original awards due to their resignation from the Company’s Board and all related committee positions of the two grantees.  The Company recognized additional compensation expense of $3 as a result of the related equity compensation expense acceleration.
A summary of FGL’s restricted shares outstanding as of March 31, 2015, and related activity during the six months then ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding at September 30, 2014	172	$18.18
Granted	298	23.81
Vested	(228)	21.64
Forfeited or expired	(13)	20.62
Nonvested restricted shares outstanding at March 31, 2015	229	21.96
On October 6, 2014, FGL also granted 32 thousand performance restricted stock units (“PRSUs”) to a senior executive officer under the Omnibus Plan. These units vest on September 30, 2016, contingent on the satisfaction of performance criteria and on the officer's continued employment unless otherwise noted in the agreement. PRSUs subject to vesting are adjusted based on FGL's financial yearly performance, which is evaluated on two non-GAAP measures: (1) adjusted operating income, and (2) return on equity. Depending on the performance results for each year, the ultimate payout of PRSUs could range from zero to 200% of the target award for each year. One-half of the award is earned based on each year’s results. The total fair value of the PRSUs on the grant date of October 6, 2014 assuming attainment of the target performance level in each year was $1.

A summary of PRSUs outstanding as of March 31, 2015, and related activity during the six months then ended, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Weighted Average Grant Date Fair Value
Nonvested PRSUs outstanding at September 30, 2014	578	$17.37
Granted, including 8 additional units based on 2014 financial performance	40	20.36
Vested	(45)	17.00
Forfeited	(72)	17.00
Nonvested PRSUs outstanding at March 31, 2015	501	17.69
Additionally, on October 6, 2014 and February 11, 2015, FGL granted unrestricted shares totaling 8 thousand and 1 thousand, respectively to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $0 and $0, respectively.
FGLH Plans
A summary of FGLH's outstanding stock options as of March 31, 2015, and related activity during the six months then ended, is as follows (share amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price (a)
Stock options outstanding at September 30, 2014	225	$46.19
Granted	—	—
Exercised	(47)	43.36
Forfeited or expired	(1)	49.45
Stock options outstanding at March 31, 2015	177	46.94
Vested and exercisable at March 31, 2015	149	46.45
Vested or expected to vest at March 31, 2015	175	46.91

(a)	The exercise price is based on the value of FGLH’s common stock, not the value of the Company’s common stock. The fair value of FGLH stock at March 31, 2015 is $103.20 per share.
At March 31, 2015, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $10, $8 and $10, respectively. At March 31, 2015, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 3 years, 2 years and 3 years, respectively. The intrinsic value of stock options exercised during the six months ended March 31, 2015 and 2014 was $3 and $2, respectively.
A summary of FGLH's restricted stock units outstanding as of March 31, 2015 and related activity during the six months then ended is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value (a)
Nonvested restricted shares outstanding at September 30, 2014	26	$49.55
Granted	—	—
Vested	(14)	49.45
Forfeited	—	49.45
Nonvested restricted stock units outstanding at March 31, 2015	12	49.68
(a)    Fair value is based on the value of FGLH’s common stock, not the value of the Company’s common stock.
The primary assumption used in the determination of the fair value of FGLH’s awards is the value of the Company’s common stock, which was $21.20 and $21.35 as of March 31, 2015 and September 30, 2014, respectively, with other assumptions as summarized in our 2014 Form 10-K.

(11) Income Taxes
The provision for income taxes represents federal income taxes. The effective tax rates for the three and six months ended March 31, 2015 were 0% and 82%, respectively. The effective tax rates for the three and six months ended March 31, 2014 were 292% and (31)%, respectively. The effective tax rate on pre-tax income differs from the U.S Federal statutory rate primarily due to current period changes to the Company’s valuation allowance. The largest component impacting the current six month period is the valuation allowance established against non-life losses, which include impairment losses, compared to the prior six month period which did not have any non-life impairment losses.
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

During the period ended March 31, 2014, market conditions changed sufficiently that Management determined it was prudent and feasible to adopt a new tax planning strategy. The strategy involved repositioning a portion of the investment portfolio to trigger $100 in net unrealized built-in gains (“NUBIG”). The sale of these assets will result in an increase to the Company’s Section 382 limit (i.e. the “adjusted limit”), enabling the Company to utilize capital loss carry forwards that will offset NUBIG-related gains. This strategy makes it more likely than not that the amount of capital loss carryforwards needed to offset those gains will be utilized. Therefore, a partial release of the valuation allowance offsetting the deferred tax asset related to capital loss carry forwards was recorded at the March 31, 2014 reporting date. Management intends to execute the remaining transactions prior to the expiration of Section 382-limited capital loss carry forwards. As of March 31, 2015, approximately $73 of NUBIG has been recognized locking in $26 in tax benefits. The Company currently has capital loss carry forwards of $245 that will expire December 31, 2015 if unused. The Company expects to utilize $27 of those capital loss carryforwards as part of its tax planning strategy adopted March 31, 2014.
As of March 31, 2015, the Company had a partial valuation allowance of $124 against its gross deferred tax assets of $228. The valuation allowance is an offset to capital loss carryforwards (post tax planning strategy execution) expected to expire, as well as non-life company deferred tax assets that will most likely not be recovered due to lack of forecasted taxable income in the non-life segment.

(12) Commitments and Contingencies
Contingencies
Regulatory and Litigation Matters
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At March 31, 2015, FGL has accrued $4 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4.
The Company has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the "Death Master File") and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, in May

2012, the Company undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In addition, the Company has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states and in some cases has challenged the audits.  The Company established a contingency of $2 based on its estimates related to the external legal costs and administrative costs of challenging said audits and examinations of which $2 has been paid through March 31, 2015. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.
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
Except for the Eddie L. Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. class action Complaint and the complaint filed by Dale R. Ludwick, discussed below, there has been no material updates to our legal proceedings during the period. See "Note 14. Related Party Transactions", in our 2014 Form 10-K for a detailed discussion of our legal proceedings.
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
On April 4, 2014, the Plaintiff, FGL Insurance and the other two defendants signed a Settlement Agreement, pursuant to which FGL Insurance has agreed to pay a total of $5 to settle the claims of a nationwide class consisting, with certain exclusions, of all persons who own or owned an OM Financial/FGL Insurance indexed universal life insurance policy issued from January 1, 2007 through March 31, 2014, inclusive.  As part of the settlement, FGL Insurance agreed to certification of the nationwide class for settlement purposes only. An Amended Settlement Agreement was filed with the Court on June 5, 2014.
On January 2, 2015, the Court entered the Final Judgment in Cressy, finally certifying the class for settlement purposes, and finally approving the class settlement. The implementation shall commence on or about August 10, 2015. The parties will advise the Court when the settlement is complete.
At March 31, 2015, the Company estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9 and established a liability for the unpaid portion of the estimate of $3. The Company has incurred and paid $4 related to legal fees and other costs and $2 related to settlement costs as of March 31, 2015. Based on the information currently available the Company does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued. The Company is seeking indemnification from OM Group (UK) Limited (“OMGUK”) under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”) between HFG and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. The Company has established an amount recoverable from OMGUK for the amount of $4, the collection of which the Company believes is probable. The actual amount recovered from OMGUK could be greater or less than the Company’s estimate, but the Company anticipates that the amount recovered will not be materially different than its current estimate. The settlement, legal fees and other costs related to this class action and the amount recoverable from OMGUK is presented net in the Condensed Consolidated Statements of Operations in “Benefits and other changes in policy reserves.”
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri, captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. Harbinger Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Re (Cayman) Ltd. The complaint asserts claims of violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO") and injunctive and declaratory relief. The complaint seeks unspecified compensatory damages in an amount not presently determinable, treble damages, and injunctive relief, among other forms of relief. The Company believes it has meritorious defenses and intends to vigorously defend the litigation. On April 13, 2015, the Company joined in the filing of a joint motion to dismiss the complaint that was filed by all of the defendants. As of March 31, 2015, the Company did not have sufficient information to determine that the Company is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $1, which was accrued during the three months ended March 31, 2015. On April 2, 2015, the Court entered a Scheduling Order, which requires the parties to: (i) hold a discovery conference by June 1, 2015; (ii) submit a discovery plan by June 15, 2015, with Plaintiff’s counsel taking the lead “in preparing the proposed plan”; (iii) designate a mediator by June 15, 2015 (unless the discovery conference is held earlier, and then the designation is fourteen days after the conference); (iv) hold a mediation within 75 days after June 1, 2015, which would be approximately August 15, 2015. The Court has not set a trial date.
In light of the inherent uncertainties involved in the matter aforementioned, there can be no assurance that the litigation discussed above, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

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
The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the three and six months ended March 31, 2015 and 2014 were as follows:

	Three months ended				Six months ended
	March 31, 2015		March 31, 2014		March 31, 2015		March 31, 2014
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$64	$239	$67	$256	$127	$533	$134	$553
Assumed	8	9	10	6	17	16	19	12
Ceded	(57)	(76)	(62)	(83)	(118)	(153)	(125)	(169)
Net	$15	$172	$15	$179	$26	$396	$28	$396
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three and six months ended March 31, 2015 and 2014, the Company did not write off any reinsurance balances. During the three and six months ended March 31, 2015 and 2014, the Company did not commute any ceded reinsurance.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.

(14) Related Party Transactions
FSRCI
We have reinsured certain of our liabilities and obligations to FSRCI. As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Condensed Consolidated Balance Sheets with a corresponding reinsurance recoverable from FSRCI. In addition to various remedies that we would have in the event of a default by FSRCI, we continue to hold assets in support of the transferred reserves. At March 31, 2015 and September 30, 2014, the Company's reinsurance recoverable included $1,289 and $1,267, respectively, related to FSRCI and funds withheld for reinsurance liabilities included $1,291 and $1,293, respectively, related to FSRCI.
Below are the ceded operating results to FSRCI for the three and six months ended March 31, 2015 and 2014:

	Three Months Ended		Six Months Ended
Revenues:	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Premiums	$—	$—	$—	$1
Net investment income	17	17	33	32
Net investment (losses) gains	(21)	4	(15)	11
Insurance and investment product fees	1	1	2	2
Total revenues	(3)	22	20	46

Benefits and expenses:
Benefits and other changes in policy reserves	(13)	(14)	(28)	(32)
Acquisition & operating expenses, net of deferrals	(1)	(1)	(2)	(4)
Total benefits and expenses	(14)	(15)	(30)	(36)

Operating (loss) income	$(17)	$7	$(10)	$10
FGL Insurance participates in loans to third parties originated by Salus, an affiliated, limited liability company indirectly owned by HRG. Salus is also considered a VIE as described in “Note 4. Investments” to the Company’s Condensed Consolidated Financial Statements. Salus originates senior secured asset-based loans to unaffiliated third-party borrowers. In addition to the participation in loans originated by Salus, FGL Insurance also agreed to provide Salus with financing in the form of a revolving loan and promissory note. In January 2014, FGL Insurance acquired from FSRCI preferred equity interests in Salus which have a 10% per annum return and a total par value of $30 which is included in the FSRCI funds withheld portfolio. Accordingly all income on this asset is ceded to FSRCI. The Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests, the promissory note and any amounts owed under the revolving loan as reported in its balance sheet. The carrying value of these investments in Salus as of March 31, 2015 and September 30, 2014 are disclosed in the tables below.

On February 27, 2015, FGL Insurance entered into a transaction with Salus whereby Salus transferred $14 of loan participations and $16 of CLO subordinated debt (i.e., equity tranche) to FGL Insurance in exchange for retirement of the $20 promissory note and $10 revolving loan owed by Salus to FGL Insurance resulting in the termination of these facilities. Additionally, FGL Insurance also entered into a transaction with the Salus CLO whereby FGL insurance transferred $29 of loan participations into the CLO in exchange for $27 of CLO subordinated notes (i.e., equity tranche) and a promissory note of $2 from Salus.  Both transactions qualified as sales of financial assets accounted for at fair value and therefore did not result in any gain or loss. FGL Insurance also concluded that it is not the primary beneficiary of the Salus CLO before and after these two transactions as FGL Insurance lacks the power to direct the activities that significantly affect the economic performance of the CLO and, to a lesser extent, FGL Insurance continues to own less than a majority ownership of the CLO subordinated notes (46%) after the two transactions.
Please refer to "Note 4. Investments" to the Company’s Consolidated Financial Statements for details on the impairment of the Salus preferred equity interest recognized in the second fiscal quarter 2015.

Please refer to "Note 5. Derivatives" to the Company’s Consolidated Financial Statements for disclosure of a new Canadian dollar foreign exchange swap agreement for one of our Salus loan participations that was executed during the second fiscal quarter 2015.
The Company’s consolidated related party investments as of March 31, 2015 and September 30, 2014, and related net investment income for the three and six months ended March 31, 2015 and 2014 are summarized as follows:

		March 31, 2015
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus collateralized loan obligations	Fixed maturities, available-for-sale	$260	$1	$261
Fortress Investment Group collateralized loan obligations	Fixed maturities, available-for-sale	203	2	205
Salus preferred equity (a)	Equity securities, available-for-sale	12	—	12
Salus participations (b)	Other invested assets	186	1	187
Energy & Infrastructure Capital ("EIC") participations	Other Invested Assets	9	—	9
Foreign exchange derivatives and embedded derivatives	Other invested assets	13	—	13
HGI energy loan (c)	Related party loans	70	2	72
Salus 2012 participations	Related party loans	1	—	1
Salus promissory note	Related party loans	2	—	2
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) Includes loan participations with 21 different borrowers with an average loan fair value of $9 as of March 31, 2015.
(c) $20 of the total HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		September 30, 2014
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus collateralized loan obligations	Fixed maturities, available-for-sale	$239	$1	$240
Fortress Investment Group collateralized loan obligations	Fixed maturities, available-for-sale	195	2	197
Salus preferred equity(a)	Equity securities, available-for-sale	34	—	34
Salus participations	Other invested assets	213	2	215
Foreign exchange embedded derivative	Other invested assets	2	—	2
HGI energy loan (b)	Related party loans	70	2	72
Salus 2012 participations	Related party loans	11	—	11
Salus promissory note	Related party loans	20	—	20
Salus revolver	Related party loans	10	—	10
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) $20 of the total HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		Three months ended		Six months ended
		March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Type	Investment Income Classification	Net investment income	Net investment income	Net investment income	Net investment income
Salus collateralized loan obligations	Fixed maturities	$3	$3	$6	$6
Fortress Investment Group collateralized loan obligations	Fixed maturities	2	—	4	—
Salus participations	Other invested assets	3	6	8	10
HGI energy loan	Related party loans	1	1	2	2
Salus promissory note	Related party loans	—	1	1	1
The Company had realized foreign exchange losses of $1 and $3 for the three and six months ended March 31, 2015 related to its CAD denominated loan participations originated by Salus. Additionally, the Company had foreign exchange derivative and embedded derivative gains of $10 and $11 or the three and six months ended March 31, 2015, respectively, included in other invested assets. The Company had foreign exchange losses of $0 and $0 and no foreign exchange embedded derivative gains or losses for the three and six months ended March 31, 2014, respectively. See "Note 5. Derivatives" for further details.
The Company had realized impairment losses of $24 and $35 included in fixed maturities, available for sale and Other invested assets, respectively due to direct and indirect investments in RSH included within the Salus CLOs and the Salus participations. See "Note 4. Investments" to the Company’s Consolidated Financial Statements for further details.

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended		Six months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net (loss) income attributable to common shares - basic	$(12)	$25	$2	$68

Weighted-average common shares outstanding - basic	58,033	58,271	58,160	53,656
Dilutive effect of unvested restricted stock & PRSU	—	149	145	86
Dilutive effect of stock options	—	27	27	15
Weighted-average shares outstanding - diluted	58,033	58,447	58,332	53,757

Net (loss) income per common share:
Basic	$(0.21)	$0.43	$0.03	$1.26
Diluted	$(0.21)	$0.42	$0.03	$1.26
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the three months ended March 31, 2015, we were required to use basic weighted-average common shares outstanding in the calculation of the three months ended March 31, 2015 diluted loss per share, as the inclusion of shares for stock options, restricted stock and PRSUs of 169 would have been antidilutive to the calculation. If we had not incurred a net loss in the three months ended March 31, 2015, dilutive potential common shares would have been 58,202.

The calculation of diluted earnings per share for the three and six months ended March 31, 2015 excludes the incremental effect related to certain outstanding stock options and restricted stock due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is 42 shares for the three months ended March 31, 2015 and 27 shares for the six months ended March 31, 2015.  Also, stock-based compensation awards under the FGLH Plans are settled in cash and, therefore, are excluded from the computation of diluted earnings per share.

(16) Insurance Subsidiary Financial Information and Regulatory Matters
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $239 and $251 at March 31, 2015 and September 30, 2014, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $12 and $19 at March 31, 2015 and September 30, 2014, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $63 and negative $81 as of March 31, 2015 and September 30, 2014, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by National Association of Insurance Commissioners (“NAIC”) 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent.

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

Introduction
Management's discussion and analysis reviews our consolidated financial position at March 31, 2015 (unaudited) and September 30, 2014, and the unaudited consolidated results of operations for the three and six months ended March 31, 2015 and 2014 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Fidelity & Guaranty Life ("FGL"), which was included with our audited consolidated financial statements for the year ended September 30, 2014 included within the Company’s 2014 Form 10-K. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the SEC, including our 2014 Form 10-K, which can be found at the SEC website, www.sec.gov. In this Quarterly Report on Form 10-Q we refer to the three months ended March 31, 2015 and 2014 as the "Fiscal 2015 Quarter" and the "Fiscal 2014 Quarter", respectively; and the six months ended March 31, 2015 and 2014 as the "Fiscal 2015 Six Months" and the "Fiscal 2014 Six Months", respectively.
Overview
We provide our principal life and annuity products through our insurance subsidiaries- Fidelity & Guaranty Life Insurance Company ("FGL Insurance") and Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance"). Our customers range across a variety of age groups and are concentrated in the middle-income market. Our fixed indexed annuities (“FIAs”) provide for pre-retirement wealth accumulation and post-retirement income management. Our life insurance provides wealth protection and transfer opportunities through indexed universal life products. Life and annuity products are primarily distributed through independent insurance marketing organizations ("IMOs") and independent insurance agents. We have ceded nearly all of our traditional life insurance business, with the exception of the return of premium rider benefit, to third party reinsurers including Wilton Re.
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
Exploration of Strategic Alternatives
On April 6, 2015, HRG Group, Inc, the parent of the Company, announced that it is exploring strategic alternatives for Fidelity & Guaranty Life regarding their FGL holdings. Following this announcement, FGL has begun a strategic process involving a potential sale of the Company. There can be no assurance that the exploration of strategic alternatives will result in a transaction or that any transaction, if pursued, will be consummated. The exploration of strategic alternatives may be terminated at any time and without notice. Neither HRG Group nor any of its affiliates - including FGL - intend to disclose developments with respect to this process unless and until the FGL Board of Directors has approved a specific transaction or course of action.
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
Interest Rate Environment
Certain of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of March 31, 2015, in accordance with accounting principles generally accepted in the United States (“GAAP”) reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $3 billion and 3%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
Industry Factors and Trends Affecting Our Results of Operations
Demographics and macroeconomic factors are increasing the demand for our FIA and indexed universal life (“IUL”) products, for which demand is large and growing: over 10,000 people will turn 65 each day in the United States over the next 15 years. According to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 15% in 2015 to 20% in 2030.
Due to turbulence in the stock market in 2007 and 2008, many middle-income Americans have grown to appreciate the security these indexed products afford. As a result, the IUL market expanded from $100 million of annual premiums in 2002 to over $1.5 billion of annual premiums in 2014. Similarly, the FIA market grew from nearly $12 billion of sales in 2002 to $47 billion of sales in 2014.

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
Our own sales of annuities and IULs by quarter were as follows:

	Annuity Sales		IUL Sales
(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014
First fiscal quarter	$903	$540	$7	$5
Second fiscal quarter	610	728	7	5
Total	$1,513	$1,268	$14	$10

Key Components of Our Historical Results of Operations
Under GAAP, premium collections for fixed indexed annuities, fixed rate annuities, and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) not sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments.

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
AOI is a non-GAAP economic measure we use to evaluate financial performance each period. AOI is calculated by adjusting net income to eliminate (i) the impact of net investment gains including OTTI losses recognized in operations, but excluding gains and losses on derivatives hedging our indexed annuity policies, (ii) the effect of changes in the rates used to discount the FIA embedded derivative liability, (iii) the effect of change in fair value of reinsurance related embedded derivative, (iv) the effect of class action litigation reserves and (v) residual net income of distributed subsidiaries we no longer own. All adjustments to AOI are net of the corresponding VOBA, DAC and income tax impact related to these adjustments as appropriate. While these adjustments are an integral part of the overall performance of FGL, market conditions impacting these items can overshadow the underlying performance of the business. Accordingly, we believe using a measure which excludes their impact is effective in analyzing the trends of our operations. Our non-GAAP measures may not be comparable to similarly titled measures of other organizations because other organizations may not calculate such non-GAAP measures in the same manner as we do.
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

Critical Accounting Policies and Estimates
The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three and six months ended March 31, 2015, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s 2014 Form 10-K as filed with the SEC.
Recent Accounting Pronouncements
Investments in Qualified Affordable Housing Projects
In January 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance (ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Project) which allows investors in Low Income Housing Tax Credit (“LIHTC”) programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments. The Company early adopted this guidance effective October 1, 2014 for all new LIHTC investments made subsequent to that date.  Prior LIHTC investments will continue to be accounted for under the effective-yield method.  This adoption did not have a material effect on the Company’s consolidated financial position and results of operations.
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
Amendments to the Consolidation Analysis
In February 2015, the FASB issued amended consolidation guidance (ASU 2015-02, Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015. The amended guidance changes the consolidation analysis of reporting entities with variable interest entity ("VIE") relationships by i) modifying the criteria used to evaluate whether limited partnerships and similar legal entities are VIEs or voting interest entities and revising the primary beneficiary determination of a VIE, ii) eliminating the specialized consolidation model and guidance for limited partnerships thereby removing the presumption that a general partner should consolidate a limited partnership, iii) reducing the criteria in the variable interest model contained in Accounting Standards Codification Topic 810, Consolidation, that is used to evaluate whether the fees paid to a decision maker or service provider represents a variable interest, and iv) exempting reporting entities from consolidating money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940. This standard may be early adopted and the amendments in this Update may be applied with a modified retrospective approach or retrospective approach. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

Presentation of Debt Issuance Costs
In April 2015, the FASB issued amended guidance (ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The amended guidance requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts or premiums. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before the receipt of the funding from the associated debt liability. Instead, debt issuance costs will be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, and the costs will be amortized to interest expense using the effective interest method. This standard may be early adopted. The amendments in this Update are required to be applied retrospectively to all prior periods presented in the financial statements. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following tables set forth the consolidated results of operations and compares the amount of the change between the fiscal periods:

	Fiscal Quarter			Fiscal Six Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Revenues:
Premiums	$15	$15	$—	$26	$28	$(2)
Net investment income	208	184	24	416	368	48
Net investment (losses) gains	(58)	(2)	(56)	1	122	(121)
Insurance and investment product fees and other	22	18	4	42	33	9
Total revenues	187	215	(28)	485	551	(66)
Benefits and other changes in policy reserves	172	179	(7)	396	396	—
Acquisition and operating expenses, net of deferrals	28	32	(4)	57	58	(1)
Amortization of intangibles	(7)	11	(18)	9	34	(25)
Total benefits and expenses	193	222	(29)	462	488	(26)
Operating (loss) income	(6)	(7)	1	23	63	(40)
Interest expense	(6)	(6)	—	(12)	(11)	(1)
(Loss) income before income taxes	(12)	(13)	1	11	52	(41)
Income tax expense (benefit)	—	(38)	38	9	(16)	25
Net (loss) income	$(12)	$25	$(37)	$2	$68	$(66)
Annuity sales during the Fiscal 2015 Quarter and the Fiscal 2014 Quarter were $610 and $728, respectively, including $600 and $318, respectively, of FIA sales. Annuity sales during the Fiscal 2015 Six Months and the Fiscal 2014 Six Months were $1,513 and $1,268, respectively, including $1,248 and $619, respectively, of FIA sales. The increase in FIA sales period over period is the result of productive partnerships with our independent marketing organizations ("IMO's"), competitive product offerings and continued success of our new products.
Revenues
Premiums
For the Fiscal 2015 Quarter, premiums remained consistent at $15 and decreased $2, or 7%, to $26 for the Fiscal 2015 Six Months from $28 for the Fiscal 2014 Six Months primarily due to a decrease in life-contingent immediate annuity premiums.
Net investment income
Below is a summary of the major components included in net investment income for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter and for the Fiscal 2015 Six Months and the Fiscal 2014 Six Months:

	Fiscal Quarter			Fiscal Six Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Fixed maturity available-for-sale securities	$194	$175	$19	$390	$351	$39
Equity available-for-sale securities	9	5	4	18	9	9
Related party loans, invested cash, short-term investments, and other investments	9	8	1	18	15	3
Gross investment income	212	188	24	426	375	51
Investment expense	(4)	(4)	—	(10)	(7)	(3)
Net investment income	$208	$184	$24	$416	$368	$48

Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Fiscal Quarter			Fiscal Six Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Yield on AAUM (at amortized cost)	4.72%	4.52%	0.20%	4.77%	4.58%	0.19%
Less: Interest credited and option cost	(2.81)%	(2.89)%	0.08%	(2.90)%	(2.96)%	0.06%
Net investment spread	1.91%	1.63%	0.28%	1.87%	1.62%	0.25%
AAUM	$17,616	$16,314	$1,302	$17,434	$16,042	$1,392

•
The increase in net investment income of $24, or 13%, from the Fiscal 2014 Quarter to the Fiscal 2015 Quarter was primarily due to higher investment income on fixed maturity and equity available-for-sale securities driven by higher overall portfolio yields from repositioning activities completed last year and higher AAUM quarter over quarter - Fiscal 2015 Quarter AAUM and earned yield of $18 billion and 4.72% compared to Fiscal 2014 Quarter AAUM and earned yield of $16 billion and 4.52%, respectively.

•
The increase in net investment income of $48, or 13%, from the Fiscal 2014 Six Months to the Fiscal 2015 Six Months was primarily due to higher investment income on fixed maturity and equity available-for-sale securities driven by higher overall portfolio yields from repositioning activities completed last year and higher AAUM period over period - Fiscal 2015 Six Months AAUM and earned yield of $17 billion and 4.77% compared to Fiscal 2014 Six Months AAUM and earned yield of $16 billion and 4.58%, respectively.

•	The increase in AAUM of $1 billion or 8% from the Fiscal 2014 Quarter to the Fiscal 2015 Quarter was driven by sales growth during the quarter and stable retention trends.

•	The increase in AAUM of $1 billion or 9% from the Fiscal 2014 Six Months to the Fiscal 2015 Six Months was driven by sales growth during the year-to-date and stable retention trends.

•
The increase in earned yields of 20 basis points, or 4%, from the Fiscal 2014 Quarter to the Fiscal 2015 Quarter was driven by portfolio repositioning and re-investment in higher yielding fixed maturity securities in the Fiscal 2015 Quarter.

•
The increase in earned yields of 19 basis points, or 4%, from the Fiscal 2014 Six Months to the Fiscal 2015 Six Months was driven by portfolio repositioning and re-investment in higher yielding fixed maturity securities in the Fiscal 2015 Six Months.

The Company’s cash and cash equivalents position is summarized as follows:

(in millions)	Fiscal 2015	Fiscal 2014
First fiscal quarter	$556	$759
Second fiscal quarter	849	702
Net investment (losses) gains
Below is a summary of the major components included in net investment (losses) gains for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter and for the Fiscal 2015 Six Months and the Fiscal 2014 Six Months:

	Fiscal Quarter			Fiscal Six Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Net realized (losses) gains on available-for-sale securities	$(22)	$6	$(28)	$(25)	$19	$(44)
Realized and unrealized (losses) gains on certain derivative instruments	(7)	21	(28)	35	136	(101)
Change in fair value of reinsurance related embedded derivative	(3)	(29)	26	16	(33)	49
Realized (losses) gains on fair value of other derivatives, embedded derivatives and other invested assets	(26)	—	(26)	(25)	—	(25)
Net investment (losses) gains	$(58)	$(2)	$(56)	$1	$122	$(121)

•
The quarter over quarter increase in net investment losses was primarily due to credit impairment losses of $59 during the current quarter on available for sale debt securities, available for sale equity securities and other invested assets related to direct and indirect investments in RadioShack Corporation ("RSH"), which filed for bankruptcy in February 2015. Refer to impairment disclosures in "Note 4. Investments" of our unaudited Condensed Consolidated Financial Statements for additional details.

•
Partially offsetting the quarter over quarter increase in net investment losses was an increase in fair value of reinsurance related embedded derivative due to RSH impairment losses of $22 on assets included in the FSRCI funds withheld portfolio during the Fiscal 2015 Quarter (a decrease in unrealized on FSRCI funds withheld portfolio will result in a corresponding increase in the fair value of the reinsurance related embedded derivative).

•
The decrease in net investment gains of $121 from the Fiscal 2014 Six Months to the Fiscal 2015 Six Months was primarily due to the credit impairment losses discussed above as well as a decline in realized and unrealized gains on certain derivative instruments. See table below for primary drivers of decreases.

•
Partially offsetting the year over year decrease in net investment gains was a $16 increase in fair value of reinsurance related embedded derivative during the Fiscal 2015 Six Months compared to a $33 decrease during the Fiscal 2014 Six Months. The $49 year over year increase was primarily due to a $33 decrease in fair value during the Fiscal 2014 Six Months resulting from a decrease in treasury rates during the period and corresponding increase in the unrealized gain position of the FSCRI funds withheld portfolio.

The components of the realized and unrealized gains on certain derivative instruments hedging our indexed annuity products are as follows:

	Fiscal Quarter			Fiscal Six Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Call options:
Gain on option expiration	$35	$45	$(10)	$78	$88	$(10)
Change in unrealized (loss) gain	(42)	(26)	(16)	(47)	33	(80)
Futures contracts:
Gain on futures contracts expiration	5	—	5	3	11	(8)
Change in unrealized (loss) gain	(5)	2	(7)	1	4	(3)
Total	$(7)	$21	$(28)	$35	$136	$(101)

Change in S&P 500 Index during the period	—%	1%	(1)%	5%	11%	(6)%

•
The quarter over quarter decrease in net investment gains was primarily due to a decline in unrealized on certain derivative instruments mainly resulting from the performance of the indices upon which the call options and futures contracts are based. We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the Standard & Poor's 500 Stock Index ("S&P 500 Index") with the remainder based upon other equity and bond market indices. The S&P 500 Index increased 0% and 1% during the Fiscal 2015 Quarter and the Fiscal 2014 Quarter, respectively (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).

•
The year over year decrease in net investment gains was also primarily due to a decline in unrealized on certain derivative instruments. The S&P 500 Index increased 5% and 11% during the Fiscal 2015 Six Months and the Fiscal 2014 Six Months, respectively (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).

The average index credits to policyholders were as follows:

	Fiscal Quarter			Fiscal Six Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Average Crediting Rate	4%	5%	(1)%	5%	6%	(1)%
S&P 500 Index:
Point-to-point strategy	4%	5%	(1)%	5%	5%	—%
Monthly average strategy	5%	5%	—%	5%	5%	—%
Monthly point-to-point strategy	4%	6%	(2)%	4%	7%	(3)%
3 year high water mark	22%	22%	—%	25%	20%	5%

•
The credits for the Fiscal 2015 Six Months and the Fiscal 2015 Quarter were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created lower overall monthly point-to-point credits in the Fiscal 2015 Six Months and the Fiscal 2015 Quarter compared to the S&P 500 Index growth for issue dates in the Fiscal 2014 Six Months and the Fiscal 2014 Quarter, respectively.

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

Insurance and investment product fees and other
Below is a summary of the major components included in Insurance and investment product fees and other for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter and for the Fiscal 2015 Six Months and the Fiscal 2014 Six Months:

	Fiscal Quarter			Fiscal Six Months
Insurance and investment product fees and other:	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Surrender charges	$5	$5	$—	$9	$10	$(1)
Cost of insurance fees and other income	17	13	4	33	23	10
Total insurance and investment product fees and other	$22	$18	$4	$42	$33	$9

•
The quarter over quarter and year over year increase was primarily due to an increase in rider fees on FIA policies during the Fiscal 2015 Quarter and Fiscal 2015 Six Months, respectively. Specifically, guaranteed minimum withdrawal benefit ("GMWB") rider fees have increased as a result of FIA sales growth over the past year.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter and for the Fiscal 2015 Six Months and the Fiscal 2014 Six Months:

	Fiscal Quarter			Fiscal Six Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
FIA market value option liability change	$(44)	$(27)	$(17)	$(41)	$48	$(89)
FIA present value future credits & guarantee liability change	31	26	5	73	(22)	95
Index credits, interest credited & bonuses	131	141	(10)	282	290	(8)
Annuity Payments	42	44	(2)	89	97	(8)
Other policy benefits and reserve movements	12	(5)	17	(7)	(17)	10
Total benefits and other changes in policy reserves	$172	$179	$(7)	$396	$396	$—

•
The FIA market value option liability decreased $44 during the Fiscal 2015 Quarter compared to a $27 decrease during the Fiscal 2014 Quarter and decreased $41 during the Fiscal 2015 Six Months compared to a $48 increase during the Fiscal 2014 Six Months, respectively. The FIA market value option liability is directly correlated with the change in market value of the derivative assets hedging our FIA policies. Accordingly, the period over period decrease of $17 and $89 for the Fiscal 2015 Quarter and the Fiscal 2015 Six Months, respectively, was primarily due to the equity market movements during these respective quarters (see the net investment (loss) gain discussion above for details on the change in market value of our derivative assets quarter over quarter).

•
The FIA present value of future credits and guarantee liability change increased $31 during the Fiscal 2015 Quarter compared to a $26 increase during the Fiscal 2014 Quarter. The period over period increase of $5 was primarily driven by a decrease in longer duration risk free rates during the Fiscal 2015 Quarter, which increased reserves by $34 compared to a decrease in rates and corresponding reserve increase of $26 during the Fiscal 2014 Quarter.

•
The FIA present value of future credits and guarantee liability change increased $73 during the Fiscal 2015 Six Months compared to a $22 decrease during the Fiscal 2014 Six Months. The period over period increase of $95 was primarily driven by a decrease in longer duration risk free rates during the Fiscal 2015 Six Months, which increased reserves by $85 compared to an increase in risk-free rates and corresponding reserve decrease of $9 during the Fiscal 2014 Six Months.

Acquisition and operating expenses, net of deferrals
Below is a summary of the major components included in acquisition and operating expenses, net of deferrals for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter and for the Fiscal 2015 Six Months and the Fiscal 2014 Six Months:

	Fiscal Quarter			Fiscal Six Months
Acquisition and operating expenses, net of deferrals:	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
General expenses	$27	$29	$(2)	$55	$56	$(1)
Acquisition expenses	74	60	14	162	107	55
Deferred acquisition costs	(73)	(57)	(16)	(160)	(105)	(55)
Total acquisition and operating expenses, net of deferrals	$28	$32	$(4)	$57	$58	$(1)

•
General expenses decreased as a result of lower premium taxes, licenses and fees which more than offset higher equity compensation expenses driven by acceleration of vesting of equity awards for certain executives which met their requisite service period.

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter and for the Fiscal 2015 Six Months and the Fiscal 2014 Six Months:

	Fiscal Quarter			Fiscal Six Months
Amortization of intangibles related to:	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Unlocking	$6	$2	$4	$8	$(13)	$21
Interest	(9)	(7)	(2)	(17)	(14)	(3)
Amortization	(4)	16	(20)	18	61	(43)
Total amortization of intangibles	$(7)	$11	$(18)	$9	$34	$(25)

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Accordingly, the period over period decreases were primarily due to lower gross margins during the Fiscal 2015 Quarter and Fiscal 2015 Six Months. The decrease in margins was primarily due impairment losses recognized during the Fiscal 2015 Quarter. Refer to impairment disclosures in "Note 4. Investments", of our unaudited Condensed Consolidated Financial Statements for additional details.

Other items affecting net income
Interest expense
Interest expense for the Fiscal 2015 Quarter and Fiscal 2015 Six Months was $6 and $12, respectively, compared to $6 and $11 for the Fiscal 2014 Quarter and the Fiscal 2014 Six Months, respectively. The interest expense reflects the interest incurred on the $300 of outstanding 6.375% senior notes (the "Senior Notes") which were issued by FGLH in March 2013. The outstanding Senior Notes pay interest semi-annually at a coupon rate of 6.375%.
Income tax expense (benefit)
Below is a summary of the major components included in Income tax expense (benefit) for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter and for the Fiscal 2015 Six Months and the Fiscal 2014 Six Months:

	Fiscal Quarter			Fiscal Six Months
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
(Loss) income before taxes	$(12)	$(13)	$1	$11	$52	$(41)

Income tax (benefit) before VA	(3)	(3)	—	5	19	(14)
Change in valuation allowance	3	(35)	38	4	(35)	39
Income tax (benefit)	$—	$(38)	$38	$9	$(16)	$25
Effective Rate	—%	292%		82%	(31)%

•
Income tax expense for the Fiscal 2015 Quarter was $0, which includes a valuation allowance expense of $3, compared to an income tax benefit of $38 for the Fiscal 2014 Quarter, net of a valuation allowance release of $35. The increase in income tax expense of $38 quarter over quarter was primarily due to the prior year quarter containing a valuation allowance release of $35 from a tax planning strategy and $2 in additional valuation allowance established against non-life impairment losses in the current quarter.

•
Income tax expense for the Fiscal 2015 Six Months was $9, which includes a valuation allowance expense of $4, compared to an income tax benefit of $16 for the Fiscal 2014 Six Months, net of a valuation allowance release of $35. The increase in income tax expense of $25 quarter over quarter was primarily due to the $35 tax planning strategy valuation allowance release in the Fiscal 2014 six month period and $2 in additional valuation allowance established against non-life impairment losses in the current period, partially offset by a the tax benefit on lower pre-tax income of $41.

AOI
The table below shows the adjustments made to reconcile net income to our AOI:

	Fiscal Quarter			Fiscal Six Months
Reconciliation from Net Income to AOI:	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Net (loss) income	$(12)	$25	$(37)	$2	$68	$(66)
Adjustments to arrive at AOI:
Effect of investment (gains) losses, net of offsets	21	(4)	25	23	(10)	33
Effect of change in FIA embedded derivative discount rate, net of offsets	15	11	4	35	(4)	39
Effect of change in fair value of reinsurance related embedded derivative, net of offsets	(1)	15	(16)	(9)	18	(27)
Effects of class action litigation reserves, net of offsets	—	1	(1)	(1)	1	(2)
Residual net income of distributed subsidiaries	—	—	—	—	—	—
AOI	$23	$48	$(25)	$50	$73	$(23)

•
AOI for the Fiscal 2015 Quarter was $23 compared to $48 for the Fiscal 2014 Quarter, a quarter over quarter decrease of $25. The current quarter results included $2 of incentive compensation expense primarily related to executive departures and $1 of project expenses. Results in the prior period reflected $35 benefit from a tax planning strategy, which reduced a tax valuation allowance previously offsetting the Company's capital loss carry forward position. This favorable tax benefit in the prior period was offset by $4 expense related to legacy compensation plans, and miscellaneous reserve and expense items totaling $5.

•
AOI for the Fiscal 2015 Six Months was $50 compared to $73 for the Fiscal 2014 Six Months, a year over year decrease of $23. Results in the prior period reflected the aforementioned $35 tax benefit which is the primary driver of the period over period decrease. Partially offsetting this period over period decrease was higher investment income due to AAUM growth and an increase in the portfolio's earned yield as discussed above.

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
As of March 31, 2015 and September 30, 2014, the carrying value of our investment portfolio was approximately $19 billion and was divided among the following asset class and sectors:

(dollars in millions)	March 31, 2015		September 30, 2014
	Carrying Value	Percent	Carrying Value	Percent

Fixed maturity securities, available-for-sale:
United States Government full faith and credit	$320	2%	$297	2%
United States Government sponsored entities	98	1%	107	1%
United States municipalities, states and territories	1,436	7%	1,260	7%
Corporate securities:
Finance, insurance and real estate	4,909	25%	4,743	25%
Manufacturing, construction and mining	792	4%	883	5%
Utilities and related sectors	1,906	10%	1,922	10%
Wholesale/retail trade	1,072	5%	1,088	6%
Services, media and other	1,148	6%	1,143	6%
Hybrid securities	1,357	7%	1,316	7%
Non-agency residential mortgage-backed securities	2,096	11%	2,007	10%
Commercial mortgage-backed securities	729	4%	637	3%
Asset-backed securities	2,192	11%	2,032	11%
Total fixed maturity available-for-sale securities	18,055	93%	17,435	93%
Equity securities (a)	606	3%	698	3%
Commercial mortgage loans	304	2%	136	1%
Other (primarily derivatives and policy loans)	500	2%	533	3%
Total investments	$19,465	100%	$18,802	100%
(a) Includes investment grade non-redeemable preferred stocks ($523 and $538, respectively) and Federal Home Loan Bank of Atlanta common stock ($37 and $38, respectively).
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

As of March 31, 2015 and September 30, 2014, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $18 billion and $17 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio:

(dollars in millions)	March 31, 2015		September 30, 2014
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,785	10%	$1,754	10%
AA	2,032	11%	1,909	11%
A	4,060	23%	3,873	22%
BBB	7,409	41%	7,042	40%
BB (a)	741	4%	786	5%
B and below (b)	2,028	11%	2,071	12%
Total	$18,055	100%	$17,435	100%
(a) Includes $52 and $47 at March 31, 2015 and September 30, 2014, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners (“NAIC”) 1 designation.
(b) Includes $1,793 and $1,677 at March 31, 2015 and September 30, 2014, respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of March 31, 2015 and September 30, 2014, included in our fixed maturity AFS securities portfolio are the collateral assets of the funds withheld coinsurance agreement with FSRCI of $1 billion. The following table summarizes the credit quality, by NRSRO rating, of FSRCI fixed income portfolio:

(dollars in millions)	March 31, 2015		September 30, 2014
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$109	12%	$92	9%
AA	88	10%	93	9%
A	104	11%	95	9%
BBB	308	34%	304	30%
BB	116	12%	86	8%
B and below	193	21%	366	35%
Total	$918	100%	$1,036	100%
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
The tables below present our fixed maturity securities by NAIC designation as of March 31, 2015 and September 30, 2014:

(dollars in millions)	March 31, 2015
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,853	$10,421	58%
2	6,589	6,923	38%
3	468	465	3%
4	203	198	1%
5	48	48	—%
6	—	—	—%
Total	$17,161	$18,055	100%

	September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,409	$9,861	56%
2	6,312	6,579	38%
3	549	575	3%
4	320	319	2%
5	102	101	1%
6	—	—	—%
Total	$16,692	$17,435	100%
The tables below present the collateral assets of the funds withheld coinsurance agreement with FSRCI which were included in our fixed maturity securities as of March 31, 2015 and September 30, 2014:

(dollars in millions)	March 31, 2015
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$390	$397	43%
2	276	277	30%
3	99	98	11%
4	140	138	15%
5	9	8	1%
6	—	—	—%
Total	$914	$918	100%

	September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$361	$378	36%
2	271	275	27%
3	48	48	5%
4	255	254	24%
5	81	81	8%
6	—	—	—%
Total	$1,016	$1,036	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our AFS securities, including the fair value and percent of total AFS securities fair value as of March 31, 2015 and September 30, 2014:

(dollar in millions)	March 31, 2015
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,274	12%
ABS Collateralized Loan Obligation ("CLO")	1,935	10%
Municipal	1,462	8%
Life	1,104	6%
Electric	934	5%
CMBS	904	5%
Whole Loan Collateralized Mortgage Obligation Other	833	5%
Property and Casualty	803	4%
Other Financial Inst	750	4%
Pipelines	571	3%
Total	$11,570	62%

	September 30, 2014
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,240	12%
ABS Other	1,996	12%
Municipal	1,313	7%
Life	1,087	6%
Electric	959	5%
CMBS	836	5%
Property and Casualty	832	5%
Whole Loan Collateralized Mortgage Obligation Other	807	4%
Other Financial Inst	726	4%
Pipelines	561	3%
Total	$11,357	63%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2015 and September 30, 2014, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2015		September 30, 2014
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$328	$331	$370	$373
Due after one year through five years	2,293	2,352	2,298	2,360
Due after five years through ten years	2,894	3,027	3,129	3,233
Due after ten years	5,918	6,514	5,778	6,213
Subtotal	$11,433	$12,224	$11,575	$12,179
Other securities which provide for periodic payments:
Asset-backed securities	$2,200	$2,192	$2,040	$2,032
Commercial-mortgage-backed securities	707	729	618	637
Structured hybrids	713	716	474	473
Residential mortgage-backed securities	2,108	2,194	1,985	2,114
Subtotal	$5,728	$5,831	$5,117	$5,256
Total fixed maturity available-for-sale securities	$17,161	$18,055	$16,692	$17,435

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
The fair value of our investments in subprime and Alt-A RMBS securities was $563 and $1,213 as of March 31, 2015, respectively, and $568 and $1,131 as of September 30, 2014, respectively.
The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
NAIC Designation:
1	99%	98%
2	1%	1%
3	—%	1%
4	—%	—%
5	—%	—%
6	—%	—%
Total	100%	100%

NRSRO:
AAA	4%	4%
AA	1%	1%
A	4%	5%
BBB	2%	2%
BB and below	89%	88%
Total	100%	100%

Vintage:
2008	—%	—%
2007	22%	24%
2006	39%	35%
2005 and prior	39%	41%
Total	100%	100%

ABS Exposure
As of March 31, 2015, our asset-backed security ("ABS") exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 88% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 12% of total ABS assets, or 1% of total invested assets. As of March 31, 2015, the CLO and non-CLO positions were trading at a net unrealized loss position of $10 and a net unrealized gain position of $2, respectively.
The non-CLO exposure as of September 30, 2014 represented 8% of total ABS assets, or 1%, of total invested assets. As of September 30, 2014, the CLO positions were trading at a net unrealized loss position of $9 and non-CLO positions were trading at a net unrealized gain position of $1.

(dollars in millions)	March 31, 2015		September 30, 2014
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$1,935	88%	$1,867	92%
ABS Auto	23	1%	18	1%
ABS Home Equity	—	—%	3	—%
ABS Other	234	11%	141	7%
ABS Utility	—	—%	3	—%
Total ABS	$2,192	100%	$2,032	100%

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of March 31, 2015 and September 30, 2014 were as follows:

	March 31, 2015
(in millions)	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale:
United States Government full faith and credit	2	$120	$—	$120
United States Government sponsored agencies	20	26	—	26
United States municipalities, states and territories	30	191	(2)	189
Corporate securities:
Finance, insurance and real estate	44	392	(11)	381
Manufacturing, construction and mining	43	428	(27)	401
Utilities and related sectors	35	330	(15)	315
Wholesale/retail trade	51	379	(16)	363
Services, media and other	21	144	(5)	139
Hybrid securities	17	313	(20)	293
Non-agency residential mortgage-backed securities	127	706	(22)	684
Commercial mortgage-backed securities	21	60	(1)	59
Asset-backed securities	147	1,156	(19)	1,137
Total fixed maturity available-for-sale securities	558	4,245	(138)	4,107
Equity securities	11	88	(3)	85
Total	569	$4,333	$(141)	$4,192

	September 30, 2014
(in millions)	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale:
United States Government full faith and credit	6	$120	$(1)	$119
United States Government sponsored agencies	19	26	—	26
United States municipalities, states and territories	41	272	(7)	265
Corporate securities:
Finance, insurance and real estate	89	676	(14)	662
Manufacturing, construction and mining	39	353	(14)	339
Utilities and related sectors	55	386	(9)	377
Wholesale/retail trade	31	251	(4)	247
Services, media and other	42	327	(8)	319
Hybrid securities	41	563	(15)	548
Non-agency residential mortgage-backed securities	83	462	(11)	451
Commercial mortgage-backed securities	24	163	(2)	161
Asset-backed securities	140	1,249	(20)	1,229
Total fixed maturity available-for-sale securities	610	4,848	(105)	4,743
Equity securities	25	240	(5)	235
Total	635	$5,088	$(110)	$4,978
The gross unrealized loss position on the portfolio as of March 31, 2015 was $141, an increase of $31 from $110 as of September 30, 2014. The increase was primarily due to weakness in the energy sector which negatively impacted security pricing in related industries, construction and mining segment. As a result, the unrealized loss in this segment almost doubled during the period, increasing from $14 to $27. Additionally, our non-agency RMBS securities, which are primarily floating rate, also showed price deterioration of $11 primarily due to a decline in interest rates during the year. However, the increase in gross unrealized loss position of the portfolio was offset by a $195 increase in the gross unrealized gain position of the portfolio primarily due to decline in US Treasury rates during the year. As of March 31, 2015 the portfolio was in a net unrealized gain position of $957.

Our municipal bond exposure is a combination of general obligation bonds (fair value of $356 and an amortized cost of $319 as of March 31, 2015) and special revenue bonds (fair value of $1,080 and amortized cost of $962 as of March 31, 2015). Across all municipal bonds, the largest issuer represented 7% of the category, and the largest single municipal bond issuer represents less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 99% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2015 and September 30, 2014, were as follows:

	March 31, 2015				September 30, 2014
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	1	$15	$11	$(4)	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	—	—	—	—
Twelve months or greater	3	13	10	(3)	2	1	—	(1)
Total investment grade	4	28	21	(7)	2	1	—	(1)

Below investment grade:
Less than six months	—	—	—	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	1	—	—	—
Twelve months or greater	3	—	—	—	4	—	—	—
Total below investment grade	3	—	—	—	5	—	—	—
Total	7	$28	$21	$(7)	7	$1	$—	$(1)
OTTI and Watch List
We have a policy and process in place to identify securities in our investment portfolio each quarter for which we should recognize impairments.
At each balance sheet date, we identify invested assets which have characteristics that create uncertainty as to our future assessment of an OTTI (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, we review not only a change in current price relative to the asset's amortized cost, but also the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically, for corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. On a quarterly basis, we review structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential OTTI and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. At March 31, 2015 and September 30, 2014, our watch list included only nine and nine securities, respectively, in an unrealized loss position with an amortized cost of $28 and $1, unrealized losses of $7 and $1, and a fair value of $21 and $0, respectively. Our analysis of these securities, which included cash flow testing results, demonstrated the March 31, 2015 and September 30, 2014 carrying values were fully recoverable.
There were seven structured securities on the watch list to which we had potential credit exposure as of both March 31, 2015 and September 30, 2014. Our analysis of these structured securities, which included cash flow testing results, demonstrated the March 31, 2015 and September 30, 2014 carrying values were fully recoverable.

Exposure to International Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of March 31, 2015 or September 30, 2014.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2015, refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements.
Net Investment Income and Net Investment Gains
For discussion regarding our net investment income and net investment gains refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements.
Concentrations of Financial Instruments
For detail regarding our concentration of financial instruments refer to "Note 3. Significant Risks and Uncertainties" to our unaudited Condensed Consolidated Financial Statements.
Derivatives
We are exposed to credit loss in the event of nonperformance by our counterparties on call options. We attempt to reduce this credit risk by purchasing such options from large, well-established financial institutions.
We also hold cash and cash equivalents received from counterparties for call option collateral, as well as U.S. Government securities pledged as call option collateral, if our counterparty’s net exposures exceed pre-determined thresholds. See "Note 5. Derivatives" to our unaudited Condensed Consolidated Financial Statements for additional information regarding our derivatives and our exposure to credit loss on call options.
Liquidity and Capital Resources
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided cash of $31 and $61 in the Fiscal 2015 Six Months and the Fiscal 2014 Six Months, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL. As a holding company with no operations of its own, FGL derives its cash primarily from its insurance subsidiaries and FGLH, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through FGLH to FGL.

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

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Six Months
Cash provided by (used in):	2015	2014	Increase / (Decrease)

Operating activities	$31	$61	$(30)
Investing activities	(493)	(1,196)	703
Financing activities	735	633	102
Net increase (decrease) in cash and cash equivalents	$273	$(502)	$775
Operating Activities
Cash provided by operating activities totaled $31 for the Fiscal 2015 Six Months compared to cash provided by operating activities of $61 for the Fiscal 2014 Six Months. The $30 decrease was principally due to $58 increase in acquisition costs as a result of higher sales during the current period and $30 decrease in cash and short-term collateral from our derivative counterparties, offset by a $60 increase of investment income receipts period over period.
Investing Activities
Cash used in investing activities was $493 for the Fiscal 2015 Six Months, as compared to cash used in investing activities of $1,196 for the Fiscal 2014 Six Months. The $703 improvement in cash provided in investing activities is principally due to an increase in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.
Financing Activities
Cash provided by financing activities was $735 for Fiscal 2015 Six Months compared to cash provided by financing activities of $633 for Fiscal 2014 Six Months. The issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments resulted in an increase in net cash of $249 quarter over quarter. Additionally, dividends paid decreased $39 primarily due to dividends paid to our parent company, HRG, in the Fiscal 2014 Six Months. During the Fiscal 2014 Six Months, there were net cash proceeds of $176 from the issuance of common stock in connection with our IPO, which offset the overall period over period cash increase.
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
As of August 26, 2014, FGLH, a wholly owned subsidiary of FGL, as borrower, and the Company as guarantor, entered into a three-year $150 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes.
We have no material unfunded investment commitments as of the date of this filing.

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
Enterprise Risk Management
For information about our enterprise risk management see "Part II - Item 7a Quantitative and Qualitative Disclosures about Market Risk" included our 2014 Form 10-K.
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

The duration of the investment portfolio, excluding cash and cash equivalents, derivatives and policy loans, as of March 31, 2015, is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$7,874	45%
5-9	5,482	32%
10-14	3,639	21%
15-20	379	2%
Total	$17,374	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The carrying value of our fixed maturity portfolio totaled $18 billion and $17 billion at March 31, 2015 and September 30, 2014, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In connection with the use of call options, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst five different approved counterparties to limit the concentration in one counterparty. Our policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with the equivalent of a Standard & Poor's Ratings Services ("S&P") rating of A- or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See "Note 5. Derivatives" to our Condensed Consolidated Financial Statements for additional information regarding our exposure to credit loss.

Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

		March 31, 2015				September 30, 2014
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,206	$70	$35	$35	$2,240	$93	$53	$40
Deutsche Bank	A+/A3/A	3,084	101	78	23	2,810	108	72	36
Morgan Stanley	*/A3/A	3,270	95	65	30	2,295	85	63	22
Barclay's Bank	A/A2/A	125	2	—	2	258	10	—	10
Total		$8,685	$268	$178	$90	$7,603	$296	$188	$108
(a) An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of March 31, 2015:

(in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable (a)	AM Best	S&P	Moody's
Wilton Reinsurance	$1,514	A	Not Rated	Not Rated
Front Street Re	1,289	Not Rated	Not Rated	Not Rated
Security Life of Denver	171	A	A	A2
Scottish Re	142	Not Rated	Not Rated	Not Rated
London Life	109	A	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of March 31, 2015 that would require an allowance for uncollectible amounts.

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
See "Note 5. Derivatives" to our Condensed Consolidated Financial Statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the Fiscal Six Months, the annual index credits to policyholders on their anniversaries were $171. Proceeds received at expiration on options related to such credits were $139. This shortfall is funded by futures income and our net investment spread earnings.
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
If interest rates were to increase 100 basis points from levels at March 31, 2015, the estimated fair value of our fixed maturity securities would decrease by approximately $1,055 of which $47 relates to the FSRCI funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the FSRCI funds withheld assets and be reflected in the Company’s Consolidated Statement of Operations. The impact on shareholders’ equity of such decrease, net of income taxes and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $466 in AOCI and a decrease of $442 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at March 31, 2015, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $166.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $61, our call option investments to decrease by approximately $13 based on equity positions and our FIA embedded derivative liability to decrease by approximately $26 as of March 31, 2015. Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2015.
Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See "Note 12. Commitments and Contingencies" to the Company’s Condensed Consolidated Financial Statements included in Part I—Item 1. Financial Statements.

Item 1A.	Risk Factors
A detailed discussion of our risk factors can be found in our 2014 Form 10-K, which can be found at the SEC's website www.sec.gov. With the exception of the following risk factors, there have been no material changes to the risk factors disclosed in our Annual Report.

Our controlling shareholder HRG has announced the exploration of strategic alternatives for the Company. Following this announcement, FGL has begun a strategic process involving a potential sale of the Company.  There can be no assurance that it will be successful in identifying or consummating a strategic alternative.

On April 6, 2015, HRG, our controlling shareholder, announced that it was exploring strategic alternatives for FGL regarding their FGL holdings. Following this announcement, FGL has begun a strategic process involving a potential sale of the Company. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction or if any such transaction is consummated, its timing or terms or the effects thereof on the shareholders of the Company. This process will, at times, require the attention and resources of management and the Company, which may be disruptive to our business operations. We cannot provide guidance on the timing of such action, if any, at this time.

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
We have received inquiries from a number of state regulatory authorities regarding our use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulations and unclaimed property or escheatment laws. The New York State Department of Financial Services (“NYDFS”) issued a letter and subsequent regulation requiring life insurers doing business in New York to use the Death Master File or similar databases to determine if benefits were payable under life insurance policies, annuities and retained asset accounts. Other states have enacted laws which will impose requirements on insurers to periodically compare their in-force life insurance policies and annuities against the Death Master File or similar databases, investigate any identified potential matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. We have received notice of escheatment audits from several states. We have filed suit in federal and state court to challenge the audit policies of the California controller and the applicability of California’s unclaimed property laws to FGL generally. It is possible that these requirements will result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws or administrative penalties and expenses. While we believe that we have established sufficient reserves with respect to these matters, it is possible that third parties could dispute these amounts and additional payments or additional unreported claims or liabilities could be required or identified given the ongoing regulatory developments, the effects of which could be significant and could have a material adverse effect on our results of operations in any one period.
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
Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves with respect to which it may take action as early as summer 2015.
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

Federal Regulation

We may also be subject to regulation by the U.S. Department of Labor (“DOL”) when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). In April 2015, the DOL released a notice of proposed rulemaking to revamp the ERISA conflict of interest rules. The proposed rule would impose fiduciary duties on anyone getting paid for advice related to a retirement investment decision, which would include insurance agents. In addition, we have become aware that in April 2015, U.S. Senator Elizabeth Warren sent letters to fifteen annuity providers, which inquired about perquisites and other incentives they give to third-party brokers, dealers and agents who sell their products. We did not receive such a letter, however, we cannot predict the outcome of Ms. Warren’s inquiry. Severe penalties are imposed for breaches of duty under ERISA, and we cannot predict whether the proposed DOL rule will ultimately be adopted, what changes may be made to it prior to adoption, or how the rule would impact our business if it were adopted.

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
On September 2, 2014, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of the Company's outstanding shares of common stock over the next 12 months. The following table sets forth information with respect to purchases of the Company’s common stock made during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2015 through January 31, 2015	245,258	$22.59	245,258	216,018
February 1, 2015 through February 28, 2015	149,147	21.52	149,147	66,871
March 1, 2015 through March 31, 2015	17,874	20.96	17,874	48,997
	412,279	$22.13	412,279	48,997

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

10.1
Omnibus Amendment to Equity Award Agreements by and among Fidelity & Guaranty Life, Fidelity & Guaranty Life Business Services, Inc. and Leland C. Launer Jr. dated as of March 31, 2015 (incorporated by reference to our Form 8-K, filed on April 2, 2015 (File No. 001-36227)).

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

FIDELITY & GUARANTY LIFE (Registrant)

Dated:	May 6, 2015	By:	/s/ Dennis Vigneau
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)