Form 10-Q
period 2015-06-30
Fidelity & Guaranty Life
filed 2015-08-05
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
There were 58,762,826 shares of the registrant’s common stock outstanding as of August 3, 2015.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: June 30, 2015 - $17,630; September 30, 2014 - $16,692)	$17,965	$17,435
Equity securities, available-for-sale, at fair value (amortized cost: June 30, 2015 - $564; September 30, 2014 - $679)	583	698
Derivative investments	220	296
Commercial mortgage loans	405	136
Other invested assets	218	237
Total investments	19,391	18,802
Related party loans	77	113
Cash and cash equivalents	654	576
Accrued investment income	164	182
Reinsurance recoverable	3,642	3,665
Intangibles, net	808	515
Deferred tax assets	200	137
Other assets	223	163
Total assets	$25,159	$24,153

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$17,704	$16,464
Future policy benefits	3,465	3,504
Funds withheld for reinsurance liabilities	1,325	1,331
Liability for policy and contract claims	60	58
Debt	300	300
Other liabilities	746	837
Total liabilities	23,600	22,494

Commitments and contingencies

Shareholders' equity:
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued at June 30, 2015)	$—	$—
Common stock ($.01 par value, 500,000,000 shares authorized, 58,762,826 issued and outstanding at June 30, 2015; 58,442,721 shares issued and outstanding at September 30, 2014)	1	1
Additional paid-in capital	711	702
Retained earnings	683	607
Accumulated other comprehensive income	175	349
Treasury Stock, at cost (512,391 shares at June 30, 2015; no shares at September 30, 2014)	(11)	—
Total shareholders' equity	1,559	1,659
Total liabilities and shareholders' equity	$25,159	$24,153

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended		Nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)		(Unaudited)
Revenues:
Premiums	$17	$13	$43	$41
Net investment income	212	191	628	559
Net investment gains	74	145	75	267
Insurance and investment product fees and other	23	19	65	51
Total revenues	326	368	811	918
Benefits and expenses:
Benefits and other changes in policy reserves	78	242	474	638
Acquisition and operating expenses, net of deferrals	26	23	83	81
Amortization of intangibles	88	15	97	49
Total benefits and expenses	192	280	654	768
Operating income	134	88	157	150
Interest expense	(6)	(6)	(18)	(17)
Income before income taxes	128	82	139	133
Income tax expense	42	25	51	9
Net income	$86	$57	$88	$124

Net income per common share:

Basic	$1.48	$0.97	$1.51	$2.25
Diluted	$1.48	$0.97	$1.51	$2.24
Weighted average common shares used in computing net income per common share:
Basic	58,058,247	58,270,822	58,125,850	55,194,513
Diluted	58,241,215	58,474,938	58,327,483	55,329,523

Cash dividend per common share	$0.065	$0.065	$0.195	$1.045

Supplemental disclosures:
Total other-than-temporary impairments	$(4)	$(1)	$(65)	$(1)
Portion of other-than-temporary impairments included in other comprehensive income	—	—	—	—
Net other-than-temporary impairments	(4)	(1)	(65)	(1)
Gains (losses) on derivative instruments	27	74	90	177
Other realized investment gains (losses)	51	72	50	91
Total net investment gains (losses)	$74	$145	$75	$267

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three months ended		Nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)		(Unaudited)
Net income	$86	$57	$88	$124

Other comprehensive income (loss):
Unrealized investment gains (losses):
Change in unrealized investment (losses) gain before reclassification adjustment	(524)	353	(424)	727
Net reclassification adjustment for (gains) losses included in net income	(47)	(72)	15	(90)
Changes in unrealized investment (losses) gains after reclassification adjustment	(571)	281	(409)	637
Adjustments to intangible assets	212	(86)	141	(191)
Changes in deferred income tax asset/liability	127	(68)	94	(156)
Net changes to derive comprehensive (loss) income for the period	(232)	127	(174)	290
Comprehensive (loss) income, net of tax	$(146)	$184	$(86)	$414

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital/Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance, September 30, 2013	$—	$—	$527	$499	$113	$—	$1,139
Dividends	—	—	—	(51)	—	—	(51)
Stock Split	—	1	(1)	—	—	—	—
Proceeds from issuance of common stock, net of transaction fees	—	—	173	—	—	—	173
Net income	—	—	—	124	—	—	124
Unrealized investment gains, net	—	—	—	—	290	—	290
Stock compensation	—	—	2	—	—	—	2
Balance, June 30, 2014	$—	$1	$701	$572	$403	$—	$1,677

Balance, September 30, 2014	$—	$1	$702	$607	$349	$—	$1,659
Treasury shares purchased	—	—	—	—	—	(11)	(11)
Dividends	—	—	—	(12)	—	—	(12)
Net income	—	—	—	88	—	—	88
Unrealized investment losses, net	—	—	—	—	(174)	—	(174)
Stock compensation	—	—	9	—	—	—	9
Balance, June 30, 2015	—	1	711	683	175	(11)	1,559

See accompanying notes to condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended
	June 30, 2015	June 30, 2014
	(Unaudited)
Cash flows from operating activities:
Net income	$88	$124
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	9	12
Amortization	(37)	(23)
Deferred income taxes	31	(25)
Interest credited/index credit to contractholder account balances	363	541
Net recognized (gains) on investments and derivatives	(75)	(267)
Charges assessed to contractholders for mortality and administration	(50)	(33)
Deferred policy acquisition costs, net of amortization	(151)	(124)
Changes in operating assets and liabilities:
Reinsurance recoverable	13	(13)
Future policy benefits	(39)	(41)
Funds withheld from reinsurers	(13)	(90)
Collateral posted	(32)	80
Other assets and other liabilities	—	34
Net cash provided by operating activities	107	175
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	3,796	4,402
Proceeds from derivatives instruments and other invested assets	335	359
Proceeds from commercial mortgage loans	33	—
Cost of available-for-sale investments acquired	(4,557)	(5,628)
Costs of derivatives instruments and other invested assets	(234)	(341)
Costs of commercial mortgage loans	(302)	—
Related party loans	36	(5)
Capital expenditures	(6)	(7)
Net cash (used in) investing activities	(899)	(1,220)
Cash flows from financing activities:
Treasury stock	(11)	—
Proceeds from issuance of common stock, net of transaction fees	—	176
Dividends paid	(12)	(51)
Contractholder account deposits	2,046	1,773
Contractholder account withdrawals	(1,153)	(1,239)
Net cash provided by financing activities	870	659
Change in cash & cash equivalents	78	(386)
Cash & cash equivalents, beginning of period	576	1,204
Cash & cash equivalents, end of period	$654	$818

Supplemental disclosures of cash flow information
Interest paid	$10	$19
Taxes paid	$38	$24

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
On April 6, 2015, HRG Group, Inc., the parent of the Company, announced that it is exploring strategic alternatives for Fidelity & Guaranty Life regarding their FGL holdings. Following this announcement, FGL has begun a strategic process involving a potential sale of the Company. There can be no assurance that the exploration of strategic alternatives will result in a transaction or that any transaction, if pursued, will be consummated. The exploration of strategic alternatives may be terminated at any time and without notice. Neither HRG Group nor any of its affiliates - including FGL - will disclose developments with respect to this process unless and until the FGL Board of Directors has approved a specific transaction or course of action.
Certain GAAP policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in our 2014 Form 10-K.
In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three and nine months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2015.  All material inter-company accounts and transactions have been eliminated in consolidation.  Amounts reclassified out of other comprehensive income are reflected in net investment gains in the Condensed Consolidated Statements of Operations.
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
Accounting for Fees Paid in Cloud Computing Arrangements
In April 2015, the FASB issued amended guidance (ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Current GAAP does not include explicit guidance regarding a customer's accounting for fees paid in a cloud computing arrangement, which may include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. The amended guidance addresses whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This amended standard may be early adopted. The amendments in this Update may be applied retrospectively to all prior periods presented in the financial statements or prospectively to all arrangements entered into or materially modified after the effective date. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Investments That Calculate Net Asset Value per Share
In May 2015, the FASB issued amended guidance (ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Current GAAP requires that investments for which fair value is measured at net asset value (or its equivalent) using the practical expedient in Topic 820 be categorized within the fair value hierarchy using criteria that differ from the criteria used to categorize other fair value measurements within the hierarchy. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity must take into account the length of time until those investments become redeemable to determine the classification within the fair value hierarchy. There is diversity in practice related to how certain investments measured at net asset value with redemption dates in the future (including periodic redemption dates) are categorized within the fair value hierarchy. Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. The amendments in this Update are required to be applied retrospectively to all prior periods presented in the financial statements. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
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
Concentrations of Financial Instruments
As of June 30, 2015 and September 30, 2014, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the banking industry with a fair value of $1,982 or 10% and $2,240 or 12%, respectively, of the invested assets portfolio. The Company’s holdings in this industry include investments in 78 different issuers with the top ten investments accounting for 40% of the total holdings in this industry. As of June 30, 2015, the Company had investments in 1 issuer, Wells Fargo & Company, that exceeded 10% of shareholders' equity with a total fair value of $175 or 1% of the invested assets portfolio. As of September 30, 2014, the Company had investments in 2 issuers, Wells Fargo & Company and J.P. Morgan Chase, that exceeded 10% of shareholders' equity with a total fair value of $365 or 2% of the invested assets portfolio. Additionally, the Company’s largest concentration in any single issuer as of June 30, 2015 and September 30, 2014 was in Wells Fargo & Company which had a fair value of $175 or 1% and $185 or 1% of the invested assets portfolio, respectively.
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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) and Front Street Re (Cayman) Ltd. ("FSRCI" - an affiliate) that could have a material impact on the Company’s financial position in the event that Wilton Re or FSRCI fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA credit rating from Standard & Poor's Ratings Services ("S&P") as of June 30, 2015. As of June 30, 2015, the net amount recoverable from Wilton Re was $1,498 and the net amount recoverable from FSRCI was $1,259. The coinsurance agreement with FSRCI is on a funds withheld basis. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4) Investments
The Company’s debt and equity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) net of associated adjustments for value of business acquired (“VOBA”), deferred acquisition costs (“DAC”) and deferred income taxes. The Company’s consolidated investments at June 30, 2015 and September 30, 2014 are summarized as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for sale securities
Asset-backed securities	$2,164	$5	$(24)	$2,145	$2,145
Commercial mortgage-backed securities	814	14	(7)	821	821
Corporates	9,362	346	(173)	9,535	9,535
Equities	564	23	(4)	583	583
Hybrids	1,224	46	(29)	1,241	1,241
Municipals	1,378	92	(20)	1,450	1,450
Residential mortgage-backed securities	2,100	101	(25)	2,176	2,176
U.S. Government	588	9	—	597	597
Total available-for-sale securities	18,194	636	(282)	18,548	18,548
Derivative investments	212	47	(39)	220	220
Commercial mortgage loans	405	—	—	405	405
Other invested assets	224	—	(6)	218	218
Total investments	$19,035	$683	$(327)	$19,391	$19,391

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for-sale securities
Asset-backed securities	$2,040	$12	$(20)	$2,032	$2,032
Commercial mortgage-backed securities	618	21	(2)	637	637
Corporates	9,329	499	(49)	9,779	9,779
Equities	679	24	(5)	698	698
Hybrids	1,279	52	(15)	1,316	1,316
Municipals	1,150	117	(7)	1,260	1,260
Residential mortgage-backed securities	1,985	140	(11)	2,114	2,114
U.S. Government	291	7	(1)	297	297
Total available-for-sale securities	17,371	872	(110)	18,133	18,133
Derivatives investments	178	123	(5)	296	296
Commercial mortgage loans	136	—	—	136	136
Other invested assets	237	—	—	237	237
Total investments	$17,922	$995	$(115)	$18,802	$18,802
Included in AOCI were cumulative unrealized gains of $1 and unrealized losses of $2 related to the non-credit portion of other than temporary impairments ("OTTI") on non-agency residential mortgage-backed securities ("RMBS") at June 30, 2015 and September 30, 2014. The non-agency RMBS unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired.
Securities held on deposit with various state regulatory authorities had a fair value of $15,964 and $15,009 at June 30, 2015 and September 30, 2014, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.

The Company held no non-income producing investments during the three and nine months ended June 30, 2015 and 2014.
In accordance with the Company's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $540 and $573 at June 30, 2015 and September 30, 2014, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	June 30, 2015
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$204	$206
Due after one year through five years	2,113	2,153
Due after five years through ten years	2,955	3,015
Due after ten years	6,607	6,788
Subtotal	11,879	12,162
Other securities which provide for periodic payments:
Asset-backed securities	2,164	2,145
Commercial mortgage-backed securities	814	821
Structured hybrids	673	661
Residential mortgage-backed securities	2,100	2,176
Subtotal	5,751	5,803
Total fixed maturity available-for-sale securities	$17,630	$17,965
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
The Company analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an OTTI is recognized. FGL has concluded that the unrealized declines in fair values of the securities presented in the table below were not OTTI as of June 30, 2015.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	June 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$941	$(10)	$597	$(14)	$1,538	$(24)
Commercial mortgage-backed securities	319	(7)	57	—	376	(7)
Corporates	2,817	(127)	894	(46)	3,711	(173)
Equities	60	(1)	95	(3)	155	(4)
Hybrids	174	(5)	361	(24)	535	(29)
Municipals	339	(13)	211	(7)	550	(20)
Residential mortgage-backed securities	496	(13)	246	(12)	742	(25)
U.S. Government	350	—	59	—	409	—
Total available-for-sale securities	$5,496	$(176)	$2,520	$(106)	$8,016	$(282)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						787
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						300
Total number of available-for-sale securities in an unrealized loss position						1087

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$939	$(13)	$290	$(7)	$1,229	$(20)
Commercial mortgage-backed securities	160	(1)	1	(1)	161	(2)
Corporates	817	(16)	1,127	(33)	1,944	(49)
Equities	181	(2)	54	(3)	235	(5)
Hybrids	258	(2)	290	(13)	548	(15)
Municipals	—	—	265	(7)	265	(7)
Residential mortgage-backed securities	299	(6)	178	(5)	477	(11)
U.S Government	37	—	82	(1)	119	(1)
Total available-for-sale securities	$2,691	$(40)	$2,287	$(70)	$4,978	$(110)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						324
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						311
Total number of available-for-sale securities in an unrealized loss position						635
At June 30, 2015 and September 30, 2014, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments.
At June 30, 2015 and September 30, 2014, securities with a fair value of $67 and $0, respectively, were depressed greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1% of the carrying value of all investments.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity securities held by the Company for the three and nine months ended June 30, 2015 and 2014, for which a portion of the OTTI was recognized in AOCI:

	Three months ended		Nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Beginning balance	$3	$3	$3	$3
Increases attributable to credit losses on securities:
Other-than-temporary impairment was previously recognized	—	—	—	—
Other-than-temporary impairment was not previously recognized	—	—	—	—
Ending balance	$3	$3	$3	$3
The Company recognized $4 and $65 of credit impairment losses in operations during the three and nine months ended June 30, 2015, respectively, related to fixed maturity securities and other invested assets with an amortized cost of $156 and a fair value of $91 at June 30, 2015. For the three and nine months ended June 30, 2014, the Company recognized $1 of credit impairment losses in operations related to low income housing tax credit securities with an amortized cost of $2 and a fair value of $1 at June 30, 2014.
Details underlying write-downs taken as a result of OTTI that were recognized in net income and included in net realized gains on securities were as follows:

	Three months ended		Nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
OTTI Recognized in Net Income:
Asset-backed securities	$3	$—	$27	$—
Corporates	—	—	2	—
Other invested assets	1	1	36	1
Total	$4	$1	$65	$1
The portion of OTTI recognized in AOCI is disclosed in the Condensed Consolidated Statements of Comprehensive Income.
In the third fiscal quarter ended June 30, 2015, the Company recognized credit-related impairment losses of $13 on available-for-sale debt securities, available-for-sale equity securities and other invested assets, of which $9 was related to a preferred equity investment in Salus, discussed further below, that is ceded to FSRCI under our funds withheld reinsurance treaty, for net credit-related impairments of $4. Salus restructured their business and eliminated the loan origination function, which lowered the expected future fee income to be earned by Salus. Please refer to "Note 14. Related Party Transactions” to the Company’s Consolidated Financial Statements for more detail on the investments impacted by this impairment. The asset-backed securities impairment of $3 related to a decline in valuation of the equity tranche of the collateralized loan obligations ("CLOs") resulting from a decrease in the expected recovery of a loan in the underlying CLO portfolio.
In the second fiscal quarter ended March 31, 2015, the Company recognized credit-related impairment losses of $59 on available-for-sale debt securities, available-for-sale equity securities and other invested assets, net of reinsurance, related to direct and indirect investments in RadioShack Corporation ("RSH") and other loans because the Company concluded the decline in the fair value of these investments was other than temporary. A summary to the RSH-related impairments by investment is as follows:

		Three months ended
		March 31, 2015
Type	Balance Sheet Classification	Impairment Loss
CLOs (a)	Fixed maturities, available-for-sale	$25
Preferred equity (a)	Equity securities, available-for-sale	21
Participations	Other invested assets	35
Impairment, gross of reinsurance		$81
Preferred equity (a)	Equity securities, available-for-sale	(21)
CLOs (a)	Fixed maturities, available-for-sale	(1)
Impairment, net of reinsurance		$59
(a) Preferred equity and a portion of the CLOs are included in the FSRCI funds withheld portfolio, accordingly all income on these assets are ceded to FSRCI.

The fair values of the impairments summarized above were determined using the following inputs as follows:

•	CLOs - The Company utilized a price from a third party valuation firm which considered the sufficiency of underlying loan collateral for the RSH loan and other loans.

•
Preferred equity - The Company utilized a price from a third party valuation firm which considered the updated fair value estimates of the Salus Capital Partners, LLC ("Salus") CLO and the Salus participation in RSH, both of which Salus owns investment interests.

•	Participations - The Company considered the sufficiency and recoverability of the underlying loan collateral for RSH based on the evidence obtained.
The total gross impact of the impairment losses above, excluding reinsurance with FSRCI was $81 for the second fiscal quarter.  RSH filed for bankruptcy on February 5, 2015.  In late March 2015, the Court awarded a sale of assets at auction to another bidder, causing our collateral claim to become more junior to other claimants and resulting in our conclusion that the Company had realized an other than temporary impairment. Please refer to "Note 14. Related Party Transactions” to the Company’s Consolidated Financial Statements for more detail on the investments impacted by this impairment.
Mortgage Loans on Real Estate
Commercial mortgage loans ("CMLs") represented approximately 2% and 1% of the Company’s total investments as of June 30, 2015 and September 30, 2014, respectively. The Company primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to reduce concentration risk. Subsequent to origination, the Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	June 30, 2015		September 30, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Industrial - General	$9	2%	$—	—%
Industrial - Warehouse	67	17%	48	35%
Multifamily	57	14%	38	28%
Office	129	32%	44	33%
Retail	129	32%	6	4%
Funeral Home	1	—%	—	—%
Hotel	13	3%
Total commercial mortgage loans	$405	100%	$136	100%

US Region:
East North Central	$113	28%	$28	21%
Middle Atlantic	81	20%	11	8%
Pacific	81	20%	61	45%
South Atlantic	56	14%	—	—%
West North Central	6	1%	6	4%
West South Central	20	5%	30	22%
Mountain	42	11%	—	—%
New England	6	1%	—	—%
Total commercial mortgage loans	$405	100%	$136	100%
The Company has a CML portfolio with 100% of all CMLs having a loan-to-value (“LTV”) ratio of less than 75% at June 30, 2015 and September 30, 2014. As of June 30, 2015, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss. The Company has not established a collective or specific CML valuation allowance as of June 30, 2015.

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
The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at June 30, 2015 and September 30, 2014:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A(a)
June 30, 2015
LTV Ratios:
Less than 50%	$93	$—	$1	$94	23%	$94	23%
50% to 60%	129	20	—	149	37%	149	37%
60% to 75%	162	—	—	162	40%	162	40%
Commercial mortgage loans	$384	$20	$1	$405	100%	$405	100%
September 30, 2014
LTV Ratios:
Less than 50%	$44	$—	$1	$45	33%	$45	33%
50% to 60%	20	—	—	20	15%	20	15%
60% to 75%	71	—	—	71	52%	71	52%
Commercial mortgage loans	$135	$—	$1	$136	100%	$136	100%
(a) N/A - Current DSC ratio not available.

The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At June 30, 2015, we had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of our CMLs:

	June 30, 2015	September 30, 2014
Current to 30 days	$405	$136
Past due	—	—
Total carrying value	$405	$136
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. As of June 30, 2015, our CML portfolio had no impairments, modifications or troubled debt restructuring.
During the third quarter of 2015, we amended our Investment Management Agreement with CorAmerica, an affiliate of the Company, to include the servicing of our Commercial Mortgage Loan portfolio. FGL's affiliation with CorAmerica is detailed in "Note 14. Related Party Transactions" to the Company's Consolidated Financial Statements. Consequently, servicing of the portfolio was transferred from the prior servicer, Principal Real Estate Investors ("Principal"), to CorAmerica during the period (discussed in "Note 6. Fair Value of Financial Instruments" to the Company's Consolidated Financial Statements).
Net investment income
The major sources of “Net investment income” on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Fixed maturity available-for-sale securities	$199	$182	$589	$532
Equity available-for-sale securities	8	7	26	16
Commercial mortgage loans	3	1	7	2
Related party loans	2	2	5	5
Other investments	5	4	16	16
Gross investment income	217	196	643	571
Investment expense	(5)	(5)	(15)	(12)
Net investment income	$212	$191	$628	$559

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
During third quarter 2015, we received notice that we are entitled to receive a settlement as a result of our ownership of certain residential mortgage-backed securities that were issued by Countrywide, an entity which was later acquired by Bank of America. We have estimated our expected recovery from this settlement to be between $15 and $20, with a best estimate of $18. In compliance with our accounting policy described above, we updated our cash flow projections for our best estimate of the recovery as of June 30, 2015 and will accrete it prospectively over the remaining life of the related securities through our effective yield and recognize the impact within "Net investment income". This change to our cash flow projections had an immaterial impact on our "Net investment income" during the third quarter of 2015. The weighted average remaining life on the affected securities is approximately 6 years.

Net investment gains
Details underlying “Net investment gains” reported on the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net realized gains on fixed maturity available-for-sale securities	$47	$73	$24	$93
Realized gains (losses) on equity securities	1	—	—	(1)
Net realized gains on securities	48	73	24	92
Realized gains on certain derivative instruments	37	57	118	157
Unrealized (losses) gains on certain derivative instruments	(44)	37	(90)	73
Change in fair value of reinsurance related embedded derivative	36	(21)	52	(54)
Change in fair value of other derivatives and embedded derivatives	(2)	1	10	1
Realized gains on derivatives and embedded derivatives	27	74	90	177
Realized losses on other invested assets	(1)	(2)	(39)	(2)
Net investment gains	$74	$145	$75	$267

Realized gains and losses on the sale of securities are determined on the specific identification method.
For the three and nine months ended June 30, 2015, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $1,864 and $3,670, gross gains on such sales totaled $53 and $73, and gross losses totaled $6 and $49, respectively.
For the three and nine months ended June 30, 2014, principal repayments, calls, tenders, and proceeds from the sale of fixed maturity available-for-sale securities, totaled $1,725 and $4,352, gross gains on such sales totaled $75 and $97, and gross losses totaled $2 and $4, respectively.
Unconsolidated Variable Interest Entities
The Company owns investments in VIEs that are not consolidated within the Company’s financial statements. VIEs do not have sufficient equity to finance their own activities without additional financial support and certain of its investors lack certain characteristics of a controlling financial interest.  These VIEs are not consolidated in the Company’s financial statements for the following reasons: 1)  FGL Insurance does not have any voting rights or notice rights; 2)  the Company does not have any rights to remove the investment manager; and 3)  the Company was not involved in the design of the investment.  These characteristics indicate that FGL Insurance lacks the ability to direct the activities, or otherwise exert control, of the VIEs and is not considered the primary beneficiary of them.
FGL Insurance participates in loans to third parties originated by Salus. Salus is an affiliated, limited liability company indirectly owned by HRG that originates senior secured asset-based loans to unaffiliated third-party borrowers. FGL Insurance also participates in CLOs managed by Salus and owns preferred equity in Salus within the funds withheld portfolio of the FSRCI treaty. Because Salus is not consolidated, the Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of its investments in Salus which totaled $263 and $304 as of June 30, 2015 and September 30, 2014, respectively. FGL’s investments in Salus are detailed in “Note 14. Related Party Transactions” to the Company’s Consolidated Financial Statements.
FGL Insurance also participates in an investment managed by Fifth Street Management, LLC (“Fifth Street”).  Fifth Street Senior Loan Fund II (the “Fund”) invests in loans selected and/or originated by Fifth Street. Fifth Street is an unaffiliated, limited liability company that originates financing for the Fund’s investment activity through CLOs.  The Company’s maximum exposure to loss as a result of its investments in Fifth Street is limited to the carrying value of its investments in Fifth Street which totaled $40 and $30 at June 30, 2015 and September 30, 2014, respectively.
During the quarter, FGL invested in an unaffiliated limited partnership fund that will invest in consumer whole loans, asset-backed investments, high yield, private investments, bank portfolio liquidations, bridge financing and other investments. The $35 commitment is expected to fund over the course of the next 3 years.
FGL also executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured debt and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, FGL does not have voting power.  The initial capital call will be during the summer of 2015, with the remaining commitment expected to fund through 2017.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in fixed indexed annuity (“FIA”) contracts, is as follows:

	June 30, 2015	September 30, 2014
Assets:
Derivative investments:
Call options	$220	$296
Other invested assets:
Other derivatives and embedded derivatives	23	13
Other assets:
Reinsurance related embedded derivative	128	77
	$371	$386

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,174	$1,908
Funds withheld for reinsurance liabilities:
Call options payable to FSRCI	14	23
Other liabilities:
Futures contracts	—	1
	$2,188	$1,932

The change in fair value of derivative instruments included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three months ended		Nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Net investment (losses) gains:
Call options	$(7)	$83	$24	$205
Futures contracts	—	11	4	25
Other derivatives and embedded derivatives	(2)	1	10	1
Reinsurance related embedded derivative	36	(21)	52	(54)
	$27	$74	$90	$177
Benefits and other changes in policy reserves
FIA embedded derivatives	$(43)	$146	$266	$320
Additional Disclosures
Other Derivatives and Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 on June 16, 2014 which is based on the actual return of the fund. At June 30, 2015 the fair value of the embedded derivative was $12. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".
FGL Insurance participates in loans to third parties originated by Salus, an affiliated VIE, indirectly owned by HRG that provides asset-based financing. Five of the participating loans are denominated in Canadian ("CAD") currency which is different from FGL Insurance's functional currency. Three of the participating loans include a provision for reimbursement from the borrower to FGL Insurance for any net foreign exchange losses realized by FGL Insurance under the loan in which FGL Insurance has a participation interest. FGL Insurance's ability to recover the foreign exchange losses under these loan participations is such that the Company has established embedded derivatives equal to FGL Insurance's cumulative net foreign exchange loss on these loan participations. The value of the embedded derivatives is reflected in "Other invested assets" as of the balance sheet date with changes in fair value reflected in the Company's Condensed Consolidated Statements of Operations. The value of the embedded derivatives at each balance sheet date is equal to the cumulative net foreign exchange loss recognized on these loan participations at the balance sheet date. The Company had realized losses of $1 and realized gains of $10 for the three and nine months ended June 30, 2015, respectively, related to its foreign exchange embedded derivatives included in other invested assets. The Company had realized losses of $1 and $1 for the three and nine months ended June 30, 2014, respectively, related to its foreign exchange embedded derivatives included in other invested assets.

The remaining two participating loans denominated in CAD currency also require reimbursement from the borrower in CAD currency but do not include a provision for reimbursement for any net foreign exchange losses from the borrower. Consequently, Salus has executed CAD swap agreements with FGL Insurance to convert the CAD cash flows into United States dollar ("USD") cash flows. Under these swap agreements, Salus will reimburse the Company for certain realized foreign exchange losses related to cash flows on these loan participations from origination date through maturity date. FGL Insurance recognizes the cumulative net foreign exchange loss recognized on these loan participations in “Other invested assets” with the changes in the fair value reflected in the Company’s Condensed Consolidated Statements of Operations. Additionally, a subsidiary of the parent company of Salus and the Company, HRG, executed an agreement with the Company to guarantee, subject to the terms of the agreement, the fulfillment of the accumulated foreign exchange loss recoverable from Salus. The Company has an expected recoverable of $8 and corresponding gain in our Condensed Consolidated Statements of Operations for the amount of cumulative net foreign exchange loss since the origination of the participation. FGL has recognized a corresponding unrealized foreign exchange loss on the CAD loans, which is included in our Condensed Consolidated Balance Sheet.
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
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		June 30, 2015				September 30, 2014
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,438	$59	$15	$44	$2,240	$93	$53	$40
Deutsche Bank	A/A3/BBB+	2,660	72	39	33	2,810	108	72	36
Morgan Stanley	*/A1/A	3,747	88	65	23	2,295	85	63	22
Barclay's Bank	A/A2/A-	127	1	—	1	258	10	—	10
Total		$8,972	$220	$119	$101	$7,603	$296	$188	$108
(a) An * represents credit ratings that were not available.
Additionally, the Company has exposure to credit loss related to nonperformance risk by affiliated and unaffiliated counterparties associated with CAD foreign currency swap agreements on loan participations reported within “Other invested assets”, as discussed further above in Other Derivatives and Embedded Derivatives. The fair value of these CAD swap agreements is $8 and reflects an estimate of non-performance risk from Salus as the primary counterparty and Salus or a subsidiary of HRG as the secondary counterparty, as the subsidiary of HRG has guaranteed fulfillment of the collateral in the event that Salus is unable to do so as primary counterparty. Our fair value of this derivative reflects an estimate of non-performance risk based upon our evaluation of HRG as the ultimate counterparty for the agreement.

Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of June 30, 2015 and September 30, 2014, counterparties posted $119 and $188 of collateral of which $104 and $135, respectively, is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Condensed Consolidated Balance Sheets. The remaining $15 and $53 of non-cash collateral was held by a third-party custodian at June 30, 2015 and September 30, 2014, respectively. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $101 and $108 at June 30, 2015 and September 30, 2014, respectively.
The Company held 1,819 and 2,348 futures contracts at June 30, 2015 and September 30, 2014, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents " in the accompanying Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $8 and $11 at June 30, 2015 and September 30, 2014, respectively.

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

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, with the exception of investment contracts and debt, are summarized according to the hierarchy previously described, as follows:

	June 30, 2015
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$654	$—	$—	$654	$654
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,075	70	2,145	2,145
Commercial mortgage-backed securities	—	681	140	821	821
Corporates	—	8,634	901	9,535	9,535
Hybrids	—	1,241	—	1,241	1,241
Municipals	—	1,412	38	1,450	1,450
Residential mortgage-backed securities	—	2,176	—	2,176	2,176
U.S. Government	413	184	—	597	597
Equity securities available-for-sale	27	547	9	583	583
Derivative financial instruments	—	220	—	220	220
Reinsurance related embedded derivative, included in other assets	—	128	—	128	128
Other invested assets	—	11	207	218	218
Total financial assets at fair value	$1,094	$17,309	$1,365	$19,768	$19,768
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,174	$2,174	$2,174
Derivative instruments - futures contracts	—	—	—	—	—
Investment contracts, included in contractholder funds	—	—	14,016	14,016	15,530
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	14	—	14	14
Debt	—	312	—	312	300
Total financial liabilities at fair value	$—	$326	$16,190	$16,516	$18,018

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$576	$—	$—	$576	$576
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,958	74	2,032	2,032
Commercial mortgage-backed securities	—	554	83	637	637
Corporates	—	8,945	834	9,779	9,779
Hybrids	—	1,316	—	1,316	1,316
Municipals	—	1,223	37	1,260	1,260
Residential mortgage-backed securities	—	2,114	—	2,114	2,114
U.S. Government	116	181	—	297	297
Equity securities available-for-sale	59	599	40	698	698
Derivative financial instruments	—	296	—	296	296
Reinsurance related embedded derivative, included in other assets	—	76	—	76	76
Other invested assets	—	2	235	237	237
Total financial assets at fair value	$751	$17,264	$1,303	$19,318	$19,318
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,908	$1,908	$1,908
Derivative instruments - futures contracts	—	1	—	1	1
Investment contracts, included in contractholder funds	—	—	13,109	13,109	14,556
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	22	—	22	22
Debt	—	317	—	317	300
Total financial liabilities at fair value	$—	$340	$15,017	$15,357	$16,787
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

The Company did not adjust prices received from third parties as of June 30, 2015 and September 30, 2014. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
Investment contracts include deferred annuities, FIAs, indexed universal life policies (“IULs”) and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At June 30, 2015, this resulted in higher fair value reserves relative to the carrying value, and at September 30, 2014, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at June 30, 2015 and September 30, 2014 was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
Other Invested Assets
Fair value of our loan participation interest securities approximates the unpaid principal balance of the participation interest as of June 30, 2015. In making this assessment, the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date and June 30, 2015, the primary market participant for these securities and the short-term maturity of these loans (less than 1 year).
Fair value of our loan participation interest in RSH is based upon a best estimate of the expected liquidation value of the underlying collateral. RSH is in the process of liquidation to satisfy creditor obligations. Valuation of the collateral was based upon a variety of assumptions by asset class depending upon the availability of market-participant indicators of fair value. Where such market data was not available, a best estimate of expected liquidation value as a percentage of book value was calculated based upon experience in similar liquidations. Our best estimate of recovery value is 30% of the par value of the investment based upon the documentation currently available. As the liquidation process continues and more information becomes known about expected or actual sales price/recovery value, our estimates and the evaluation of the fair value and other than temporary impairment will be updated. The actual recovery value from the liquidation process could vary from the estimates that have been used for the current fair value estimation, including the consideration of potential claims of unsecured creditors on valuation of certain asset recoveries.
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
Fair value of foreign exchange derivatives and embedded derivatives are based on the quoted USD/CAD exchange rates.
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
Mortgage Loans on Real Estate
The fair value of mortgage loans on real estate is established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, loan-to-value, quality of tenancy, borrower and payment record. The carrying value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of our mortgage loans on real estate are classified as Level 3 within the fair value hierarchy.
In September 2013, the Company initiated a commercial loan program utilizing a third party CML asset manager, Principal Real Estate Investors ("Principal"). Subsequently in October 2014, the Company transitioned this program to CorAmerica, a subsidiary of Harbinger Group, as an additional CML asset manager, and in April 2015 transferred the management and servicing responsibilities of all CMLs to CorAmerica. As part of these programs, the Company has funded CMLs with a fair value of $404 at June 30, 2015, which is equal to amortized cost. None of these loans are past due or have material credit issues and given that there have not been material changes in market interest since origination the Company views amortized cost as representative of fair value. The CML asset managers monitor the status of the payment obligations, the credit quality of the borrower, the condition of the property, and any other events that may impact the performance and principal repayment of the CMLs.  Additionally, the Company periodically reviews the asset managers' valuation methodologies and investment processes to ensure the program is performing in line with the objectives of the program. A CML's current standing and payment obligations are material factors in evaluating the CML's carrying value and related fair value. At June 30, 2015, all CMLs are current with no payments past due and there are no credit or other events which would require impairment evaluation.
Policy Loans (included within Other Invested Assets)
Also included in other invested assets are policy loans. Fair values for policy loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar credit risk.  Loans with similar characteristics are aggregated for purposes of the calculations.
Related Party Loans
The related party loans (discussed in "Note 14. Related Party Transactions" to the Company's Consolidated Financial Statements) carrying value at par approximates fair value, as this is the exit price for the obligation of these loans.

Debt
The fair value of debt is based on quoted market prices. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2015 and September 30, 2014 are as follows:

	Fair Value at	Valuation		Range (Weighted average)
	June 30, 2015	Technique	Unobservable Input(s)	June 30, 2015
Assets
Asset-backed securities	$33	Broker-quoted	Offered quotes	100.00% - 106.75% (100.58%)
Asset-backed securities (Salus CLO equity tranche)	37	Third-Party Valuation	Offered quotes	55.00% - 58.73% (55.17%)
			Discount rate	11.00%
			Constant default rate	2.00%
			RSH recovery	30.00%
			Other loan recoveries	48.00% - 100.00%
Commercial mortgage-backed securities	140	Broker-quoted	Offered quotes	99.88% - 121.50% (113.00%)
Corporates	868	Broker-quoted	Offered quotes	60.00% - 120.34% (100.50%)
Corporates	33	Matrix Pricing	Quoted prices	103.51% - 144.25% (105.33%)
Municipals	38	Broker-quoted	Offered quotes	108.44%
Equity securities available-for-sale	6	Matrix Pricing	Quoted prices	100.00%
Equity securities available-for-sale (Salus preferred equity)	3	Market-approach	Yield	11.00%
			RSH recovery	30.00%
			Discount rate	11.00%
			Salus CLO equity	55.17%
Other invested assets:
Available-for-sale embedded derivative	12	Black Scholes model	Market value of AnchorPath fund	100.00%
Salus participations	167	Market Pricing	Offered quotes	100.00%
Salus participation - RSH Corporation	15	Liquidation Value - 30% recovery estimate	Sales agreements	100.00%
			Cash	100.00%
			Inventory	50.00%- 75.00% of book value
			Accounts receivable	50.00% - 100.00% of book value
			Wind-down expenses	100.00% estimated expense
Total	$1,352
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,174	Discounted Cash Flow	Market value of option	0.00% - 40.86% (2.26%)
			SWAP rates	1.79% - 2.46% (2.13%)
			Morality multiplier	80.00%
			Surrender rates	0.50% - 75.00% (7.00%)
			Non-performance spread	0.25%
Total liabilities at fair value	$2,174

	Fair Value at	Valuation	Unobservable	Range (Weighted average)
	September 30, 2014	Technique	Input(s)	September 30, 2014
Assets
Asset-backed securities	$74	Broker-quoted	Offered quotes	95.45% - 109.26% (99.26%)
Commercial mortgage-backed securities	83	Broker-quoted	Offered quotes	105.25% - 121.00% (118.29%)
Corporates	832	Broker-quoted	Offered quotes	61.67% - 119.75% (100.04%)
Corporates	2	Matrix Pricing	Quoted prices	142.30%
Municipals	37	Broker-quoted	Offered quotes	106.64%
Equity securities available-for-sale	6	Broker-quoted	Offered quotes	99.75%
Equity securities available-for-sale	34	Market-approach	Yield	8.31% - 9.81%
Other invested assets:
Available-for-sale embedded derivative	11	Black Scholes model	Net asset value of AnchorPath fund	100.00%
Salus participations	213	Market Pricing	Offered quotes	100.00%
Total	$1,292
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$1,908	Discounted Cash Flow	Market value of option	0.00% - 49.82% (3.37%)
			SWAP rates	1.93% - 2.64% (2.29%)
			Morality multiplier	80.00%
			Surrender rates	0.50% - 75.00% (7.00%)
			Non-performance spread	0.25%
Total liabilities at fair value	$1,908

Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Condensed Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended June 30, 2015 and 2014, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2015
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$92	$(3)	$—	$—	$—	$—	$(19)	$70
Commercial mortgage-backed securities	142	—	(2)	—	—	—	—	140
Corporates	925	—	(20)	—	(1)	(3)	—	901
Municipals	40	—	(2)	—	—	—	—	38
Equity securities available-for-sale	18	(9)	—	—	—	—	—	9
Other invested assets:
Available-for-sale embedded derivative	12	—	—	—	—	—	—	12
Salus participations, included in other invested assets	195	(1)	2	—	—	(14)	—	182
Total assets at Level 3 fair value	$1,424	$(13)	$(22)	$—	$(1)	$(17)	$(19)	$1,352
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,217	$(43)	$—	$—	$—	$—	$—	$2,174
Total liabilities at Level 3 fair value	$2,217	$(43)	$—	$—	$—	$—	$—	$2,174

(a) The net transfers out of Level 3 during the three months ended June 30, 2015 were exclusively to Level 2.

	Nine months ended June 30, 2015
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$74	$(28)	$2	$66	$(15)	$—	$(29)	$70
Commercial mortgage-backed securities	83	—	—	57	—	—	—	140
Corporates	834	2	4	123	(1)	(37)	(24)	901
Municipals	37	—	1	—	—	—	—	38
Equity securities available-for-sale	40	(30)	(1)	—	—	—	—	9
Other invested assets:
Available-for-sale embedded derivative	11	1	—	—	—	—	—	12
Salus participations, included in other invested assets	213	(38)	(2)	78	—	(69)	—	182
Total assets at Level 3 fair value	$1,292	$(93)	$4	$324	$(16)	$(106)	$(53)	$1,352
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,908	$266	$—	$—	$—	$—	$—	$2,174
Total liabilities at Level 3 fair value	$1,908	$266	$—	$—	$—	$—	$—	$2,174

(a) The net transfers out of Level 3 during the nine months ended June 30, 2015 were exclusively to Level 2.

	Three months ended June 30, 2014
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$48	$—	$—	$—	$—	$—	$(5)	$43
Commercial mortgage-backed securities	—	—	—	84	—	—	—	84
Corporates	657	—	14	89	(1)	—	(14)	745
Municipals	36	—	1	—	—	—	—	37
Equity securities available-for-sale	33	—	2	6	—	—	—	41
Other invested assets:
Available-for-sale embedded derivative	—	—	—	11	—	—	—	11
Salus participations, included in other invested assets	193	—	—	4	—	(29)	—	168
Total assets at Level 3 fair value	$967	$—	$17	$194	$(1)	$(29)	$(19)	$1,129
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,719	$146	$—	$—	$—	$—	$—	$1,865
Total liabilities at Level 3 fair value	$1,719	$146	$—	$—	$—	$—	$—	$1,865

(a) The net transfers out of Level 3 during the three months ended June 30, 2014 were exclusively to Level 2.

	Nine months ended June 30, 2014
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$247	$—	$(1)	$5	$—	$—	$(208)	$43
Commercial mortgage-backed securities	5	—	1	84	—	—	(6)	84
Corporates	461	—	18	283	(1)	(2)	(14)	745
Municipals	—	—	2	35	—	—	—	37
Equity securities available-for-sale	—	—	2	39	—	—	—	41
Other invested assets:
Available-for-sale embedded derivative	—	—	—	11	—	—	—	11
Salus participations, included in other invested assets	157	—	—	109	—	(98)	—	168
Total assets at Level 3 fair value	$870	$—	$22	$566	$(1)	$(100)	$(228)	$1,129
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,545	$320	$—	$—	$—	$—	$—	$1,865
Total liabilities at Level 3 fair value	$1,545	$320	$—	$—	$—	$—	$—	$1,865

(a) The net transfers out of Level 3 during the nine months ended June 30, 2014 were exclusively to Level 2. There was a $6 transfer within the Level 3 asset class from commercial mortgage-backed securities to asset-backed securities.

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three and nine months ended June 30, 2015 and 2014.

Primary market issuance and secondary market activity for certain asset-backed securities during the three and nine months ended June 30, 2015 and 2014 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of June 30, 2015 and 2014. Accordingly, the Company’s assessment resulted in net transfers out of Level 3 of $19 and $53 related to asset-backed and corporate securities during the three and nine months ended June 30, 2015.

During the three and nine months ended June 30, 2014, there were net transfers out of Level 3 of $19 and $222, respectively, related to asset-backed and corporate securities.

(7) Intangible Assets
Information regarding VOBA and DAC which includes deferred sales inducement, is as follows:

	VOBA	DAC	Total
Balance at September 30, 2014	$59	$456	$515
Deferrals	—	249	249
Less: Amortization related to:
Unlocking	3	(5)	(2)
Interest	9	16	25
Amortization	(57)	(63)	(120)
Add: Adjustment for unrealized investment losses	49	92	141
Balance at June 30, 2015	$63	$745	$808

Accumulated amortization	$399

	VOBA	DAC	Total
Balance at September 30, 2013	$192	$331	$523
Deferrals	—	173	173
Less: Amortization related to:
Unlocking	22	3	25
Interest	11	10	21
Amortization	(59)	(36)	(95)
Add: Adjustment for unrealized investment gains	(108)	(83)	(191)
Balance at June 30, 2014	$58	$398	$456

Accumulated amortization	$330
Amortization of VOBA and DAC is based on the amount of gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4% to 5%. The adjustment for unrealized net investment losses/gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the statement of operations. As of June 30, 2015 and September 30, 2014, the VOBA balance included cumulative adjustments for net unrealized investment gains/losses of $115 and $164, respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains/losses of $37 and $56, respectively.
The above DAC balances include $51 and $33 of deferred sales inducements, net of shadow adjustments, as of June 30, 2015 and September 30, 2014, respectively.
The weighted average amortization period for VOBA is approximately 4.9 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2015	8
2016	31
2017	26
2018	21
2019	17
Thereafter	73

(8) Debt
The Company's outstanding debt as of June 30, 2015 and September 30, 2014 is as follows:

	June 30, 2015	September 30, 2014
Debt	$300	$300
Revolving credit facility	—	—
The interest expense and amortization of debt issuance costs of the Company's debt for the three and nine months ended June 30, 2015 and 2014, respectively, were as follows:

	Three months ended				Nine months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
Debt	$5	$1	$5	$1	$14	$3	$14	$3
Revolving credit facility	—	—	—	—	—	1	—	—
On August 26, 2014, Fidelity & Guaranty Life Holdings, Inc. ("FGLH"), a wholly owned subsidiary of FGL, as borrower, and the Company as guarantor, entered into a three-year $150 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes. As of June 30, 2015, the Company has not drawn on the revolver. If the Company were to draw on the revolver, the interest rate would be equal to a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest determined by Royal Bank of Canada as its prime commercial lending rate for USD loans in the United States for such day as the "U.S. Prime Rate", and (c) the Eurodollar Rate for an interest period of one month beginning on such day (or if such day is not a business day, the business day immediately preceding such day) plus 1.00% per annum. As of June 30, 2015 and September 30, 2014, the interest rate would be equal to 5.25%, had the Company drawn on the revolver.

(9)    Equity
Share Repurchase
On September 2, 2014, the Company’s Board of Directors authorized the repurchase of up to 500 thousand shares of the Company’s outstanding shares of common stock over the next twelve months. As of June 30, 2015, the share repurchase program has been completed and a total of 512 thousand shares of common stock have been repurchased at cost for a total cost of $11, which are held in treasury, of which 500 thousand shares were pursuant to the repurchase program and 12 thousand shares were acquired to satisfy employee income tax withholding pursuant to the Company’s stock compensation plan. Subsequent to the Company's repurchase of shares, HRG indirectly held 47,000 thousand shares of FGL's outstanding common stock, representing an 81% interest at June 30, 2015.
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
On May 1, 2015, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend was paid on June 1, 2015 to shareholders of record as of the close of business on May 18, 2015 and total cash paid was $4 (based on fully vested, outstanding shares of 57,932 thousand).
On July 31, 2015, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend is payable on August 31, 2015 to shareholders of record as of the close of business on August 17, 2015.

(10) Stock Compensation
The Company recognized total stock compensation expense related to the FGL Plans and FGLH Plans as follows:

	Three months ended		Nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
FGL Plans
Stock options	$—	$—	$1	$—
Restricted shares	—	—	5	—
Performance restricted stock units	1	—	3	1
Unrestricted shares	—	—	—	1
	1	—	9	2
FGLH Plans
Stock Incentive Plan - stock options	—	1	1	7
2011 dividend equivalent plan	—	—	—	1
Amended and Restated Stock Incentive Plan - stock options	2	1	4	6
Amended and Restated Stock Incentive Plan - restricted stock units	—	1	1	1
2012 dividend equivalent plan	1	—	1	—
	3	3	7	15
Total stock compensation expense	4	3	16	17
Related tax benefit	1	1	6	6
Net stock compensation expense	$3	$2	$10	$11
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the Condensed Consolidated Statements of Operations.

Total compensation expense related to the FGL Plans and FGLH Plans not yet recognized as of June 30, 2015 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Plans
Stock options	$1	2
Restricted shares	4	2
Performance restricted stock units	6	1
Unrestricted shares	—	N/A
	11
FGLH Plans
Stock Incentive Plan - stock options	—	N/A
2011 dividend equivalent plan	—	N/A
Amended and Restated Stock Incentive Plan - stock options	1	1
Amended and Restated Stock Incentive Plan - restricted stock units	1	1
2012 dividend equivalent plan	—	1
	2
Total unrecognized stock compensation expense	$13	1
FGL Plans
FGL’s Compensation Committee is authorized to grant up to 2,838 thousand equity awards under the FGL Plans. At June 30, 2015, 1,347 thousand equity awards are available for future issuance under the FGL Plans. On December 1, 2014, FGL granted 176 thousand stock options to certain officers, directors and other key employees under the Omnibus Plan. These stock options vest in equal installments over a period of three years and expire on the seventh anniversary of the grant date. The total fair value of the option grants to certain officers, directors and other employees on the grant date was $1. On February 11, 2014, FGL granted 7 thousand stock options to certain directors under the Omnibus Plan. These stock options vest in equal installments over a period of three years and expire on the seventh anniversary of the grant date. The total fair value of the option grants to certain officers, directors and other employees on the grant date was $0. On May 11, 2015, FGL granted 24 thousand stock options to a certain officer under the Omnibus Plan. These stock options vest in equal installments over a period of three years and expire on the seventh anniversary of the grant date. The total fair value of the option grants to a certain officer was $0.
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
At June 30, 2015, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $2, $1, and $2, respectively. At June 30, 2015, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 6 years, 6 years and 6 years, respectively.
During the nine months ended June 30, 2015 and June 30, 2014, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $0, $0 and $0, respectively.
A summary of FGL’s outstanding stock options as of June 30, 2015, and related activity during the nine months then ended, is as follows (option amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2014	242	$17.00
Granted	206	24.40
Exercised	(3)	17.00
Forfeited or expired	(16)	20.81
Stock options outstanding at June 30, 2015	429	20.41
Exercisable at June 30, 2015	221	19.52
Vested or projected to vest as of June 30, 2015	420	20.41
The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model and based on the value of FGL's common stock for stock options granted during the nine months ended June 30, 2015:

Weighted average fair value per options granted	$5.02 - $4.23
Risk-free interest rate	1.4%
Assumed dividend yield	1.2%
Expected option term	4.5 years
Volatility	25.0%
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

On May 11, 2015, FGL granted 27 thousand restricted shares to a certain officer under the Omnibus Plan. These shares vest in equal installments over a period of three years. The total fair value of the restricted shares granted to a certain officer the grant date was $1.
A summary of FGL’s restricted shares outstanding as of June 30, 2015, and related activity during the nine months then ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding at September 30, 2014	172	$18.18
Granted	325	23.57
Vested	(227)	21.61
Forfeited or expired	(18)	21.62
Nonvested restricted shares outstanding at June 30, 2015	252	21.91
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

A summary of PRSUs outstanding as of June 30, 2015, and related activity during the nine months then ended, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Weighted Average Grant Date Fair Value
Nonvested PRSUs outstanding at September 30, 2014	578	$17.37
Granted, including 8 additional units based on 2014 financial performance	40	20.36
Vested	(45)	17.00
Forfeited	(72)	17.00
Nonvested PRSUs outstanding at June 30, 2015	501	17.69
Additionally, on October 6, 2014 and February 11, 2015, FGL granted unrestricted shares totaling 8 thousand and 1 thousand, respectively to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $0 and $0, respectively.
FGLH Plans
A summary of FGLH's outstanding stock options as of June 30, 2015, and related activity during the nine months then ended, is as follows (share amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price (a)
Stock options outstanding at September 30, 2014	225	$46.19
Granted	—	—
Exercised	(75)	44.89
Forfeited or expired	(1)	49.45
Stock options outstanding at June 30, 2015	149	46.81
Vested and exercisable at June 30, 2015	123	46.23
Vested or projected to vest as of June 30, 2015	148	46.79

(a)	The exercise price is based on the value of FGLH’s common stock, not the value of the Company’s common stock. The fair value of FGLH stock at June 30, 2015 is $116.54 per share.
At June 30, 2015, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $10, $9 and $10, respectively. At June 30, 2015, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 3, 2 and 3, respectively. The intrinsic value of stock options exercised during the nine months ended June 30, 2015 and 2014 was $4 and $6, respectively.
A summary of FGLH's restricted stock units outstanding as of June 30, 2015 and related activity during the nine months then ended is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value (a)
Nonvested restricted shares outstanding at September 30, 2014	26	$49.55
Granted	—	—
Vested	(14)	49.55
Forfeited	(1)	49.45
Nonvested restricted stock units outstanding at June 30, 2015	11	49.57
(a)    Fair value is based on the value of FGLH’s common stock, not the value of the Company’s common stock.
The primary assumption used in the determination of the fair value of FGLH’s awards is the value of the Company’s common stock, which was $23.63 and $21.35 as of June 30, 2015 and September 30, 2014, respectively, with other assumptions as summarized in our 2014 Form 10-K.

(11) Income Taxes
The provision for income taxes represents federal income taxes. The effective tax rates for the three and nine month periods ended June 30, 2015 were 33% and 37%, respectively. The effective tax rates for the three and nine month periods ended June 30, 2014 were 30% and 7%, respectively. The effective tax rate on pre-tax income differs from the U.S Federal statutory rate primarily due to current period changes to the Company’s valuation allowance. The largest component impacting the current nine month period is the valuation established against non-life losses which include impairment losses compared to the prior nine month period which did not have any non-life impairment losses. The largest component impacting the effective tax rate for the comparative nine month period was a valuation allowance release of $35 relating to the implementation of the tax planning strategy discussed below.
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

During the period ended March 31, 2014, market conditions changed sufficiently that Management determined it was prudent and feasible to adopt a new tax planning strategy. The strategy involved repositioning a portion of the investment portfolio to trigger $100 in net unrealized built-in gains (“NUBIG”). The sale of these assets will result in an increase to the Company’s Section 382 limit (i.e. the “adjusted limit”), enabling the Company to utilize capital loss carry forwards that will offset NUBIG-related gains. This strategy makes it more likely than not that the amount of capital loss carryforwards needed to offset those gains will be utilized. Therefore, a partial release of the valuation allowance offsetting the deferred tax asset related to capital loss carry forwards was recorded at the March 31, 2014 reporting date. Management intends to execute the remaining transactions prior to the expiration of Section 382-limited capital loss carry forwards. As of June 30, 2015, approximately $93 of NUBIG has been recognized locking in $33 in tax benefits. The Company currently has capital loss carry forwards of $220 that are set to expire December 31, 2015.
As of June 30, 2015, the Company had a partial valuation allowance of $121 against its gross deferred tax assets of $321. The valuation allowance is an offset to capital loss carryforwards (post tax planning strategy execution) expected to expire, as well as non-life company deferred tax assets that will most likely not be recovered due to lack of forecasted taxable income in the non-life segment.

(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of June 30, 2015 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

Asset Type	June 30, 2015
Other invested assets	$142
Commercial mortgage loans	48
Fixed maturity securities, available-for-sale	35
Other assets	21
Related party loans	5
Total	$251
Contingencies
Regulatory and Litigation Matters
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At June 30, 2015, FGL has accrued $4 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4.
The Company has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the "Death Master File") and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, in May 2012, the Company undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In addition, the Company has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states and in some cases has challenged the audits.  The Company established a contingency of $2 based on its estimates related to the external legal costs and administrative costs of challenging said audits and examinations of which $2 has been paid through June 30, 2015. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.
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
Except for the Eddie L. Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. class action Complaint and the complaint filed by Dale R. Ludwick, discussed below, there has been no material updates to our legal proceedings during the period. See "Note 14. Commitments and Contingencies" in our 2014 Form 10-K for a detailed discussion of our legal proceedings.
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
On January 2, 2015, the Court entered the Final Judgment in Cressy, certifying the class for settlement purposes, and approving the class settlement. The implementation shall commence on or about August 10, 2015. The parties will advise the Court when the settlement is complete.
At June 30, 2015, the Company estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9 and with a liability for the unpaid portion of the estimate of $3. The Company has incurred and paid $4 related to legal fees and other costs and $2 related to settlement costs as of June 30, 2015. Based on the information currently available the Company does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued. The Company had been seeking indemnification from OM Group (UK) Limited (“OMGUK”) under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”) between FGL (previously, HFG) and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. The settlement, legal fees and other costs related to this class action and the amount recovered from OMGUK is presented net in the Condensed Consolidated Statements of Operations in “Benefits and other changes in policy reserves.” During the third quarter of 2015, the Company, HRG and OMGUK reached a global settlement which resolves all prior outstanding claims, resulting in the Company receiving $4 in settlement of its outstanding recoverable related to the Cressy litigation.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri, captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. Harbinger Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Re (Cayman) Ltd. and docketed at 4:15-CV-0001-DGK. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") requests injunctive and declaratory relief seeks unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims the plaintiff overpaid at least $0 for her annuity. The Company believes it has meritorious defenses and intends to vigorously defend the litigation. On April 13, 2015, the Company joined in the filing of a joint motion to dismiss the complaint that was filed by all of the defendants. The motion has been fully briefed and is pending before the Court. As of June 30, 2015, the Company did not have sufficient information to determine whether the Company is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $1, which was accrued during the three months ended June 30, 2015. On April 2, 2015, the Court entered a Scheduling Order, which required the parties to: (i) hold a discovery conference by June 1, 2015; (ii) submit a discovery plan by June 15, 2015, with Plaintiff’s counsel taking the lead “in preparing the proposed plan”; (iii) designate a mediator by June 15, 2015 (unless the discovery conference is held earlier, and then the designation is fourteen days after the conference); (iv) hold a mediation within 75 days after June 1, 2015, which would be approximately August 15, 2015. As ordered by the Court, the parties held their discovery conference and, on June 15, 2015, filed their discovery plan with the Court. The parties intend to hold the ordered mediation. On July 13, 2015 the Court entered its Scheduling and Trial Order, which provides that "[t]he trial will be scheduled by further order of the Court."
In light of the inherent uncertainties involved in the matter aforementioned, there can be no assurance that the litigation discussed above, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations in a quarterly period.

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
The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the three and nine months ended June 30, 2015 and 2014 were as follows:

	Three months ended				Nine months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$68	$133	$65	$324	$195	$666	$200	$877
Assumed	—	(15)	9	6	17	1	28	19
Ceded	(51)	(40)	(61)	(88)	(169)	(193)	(187)	(258)
Net	$17	$78	$13	$242	$43	$474	$41	$638
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three and nine months ended June 30, 2015 and 2014, the Company did not write off any reinsurance balances. During the three and nine months ended June 30, 2015 and 2014, the Company did not commute any ceded reinsurance.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.

Effective September 17, 2014, FGL Insurance entered into a second reinsurance treaty with FSRCI whereby FGL Insurance ceded 30% of any new business of its multi-year guaranteed annuity block of business ("MYGA") issued effective September 17, 2014 and later on a funds withheld basis. This treaty was subsequently terminated as to new business effective April 30, 2015 but will remain in effect for policies ceded to FSRCI with an effective date between September 17, 2014 and April 30, 2015. Accordingly, policies issued with an effective date of May 1, 2015 and later will not be ceded to FSRCI.

Effective April 1, 2015 Security Life of Denver ("SLD") recaptured a traditional life block of business previously assumed by the Company and simultaneously ceded to Wilton Re.

(14) Related Party Transactions
FSRCI
We have reinsured certain of our liabilities and obligations to FSRCI. As we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Condensed Consolidated Balance Sheets with a corresponding reinsurance recoverable from FSRCI. In addition to various remedies that we would have in the event of a default by FSRCI, we continue to hold assets in support of the transferred reserves. At June 30, 2015 and September 30, 2014, the Company's reinsurance recoverable included $1,259 and $1,267, respectively, related to FSRCI and funds withheld for reinsurance liabilities included $1,288 and $1,293, respectively, related to FSRCI.
Below are the ceded operating results to FSRCI for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
Revenues:	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Premiums	$1	$—	$1	$1
Net investment income	14	14	47	46
Net investment (losses) gains	(3)	10	(18)	21
Insurance and investment product fees	1	1	3	4
Total revenues	13	25	33	72

Benefits and expenses:
Benefits and other changes in policy reserves	(7)	(17)	(35)	(50)
Acquisition & operating expenses, net of deferrals	(1)	(1)	(3)	(5)
Total benefits and expenses	(8)	(18)	(38)	(55)

Operating income (loss)	$5	$7	$(5)	$17
FGL Insurance participates in loans to third parties originated by Salus, an affiliated, limited liability company indirectly owned by HRG. Salus is also considered a VIE as described in “Note 4. Investments” to the Company’s Condensed Consolidated Financial Statements. Salus originated senior secured asset-based loans to unaffiliated third-party borrowers. In addition to the participation in loans originated by Salus, FGL Insurance also agreed to provide Salus with financing in the form of a revolving loan and promissory note. In January 2014, FSRCI acquired preferred equity interests in Salus which have a 10% per annum return and a total par value of $30 which is included in the FSRCI funds withheld portfolio. Accordingly all income on this asset is ceded to FSRCI. The Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests, the promissory note and any amounts owed under the revolving loan as reported in its balance sheet. The carrying value of these investments in Salus as of June 30, 2015 and September 30, 2014 are disclosed in the tables below.

On February 27, 2015, FGL Insurance entered into a transaction with Salus whereby Salus transferred $14 of loan participations and $16 of CLO subordinated debt (i.e., equity tranche) to FGL Insurance in exchange for retirement of the $20 promissory note and $10 revolving loan owed by Salus to FGL Insurance resulting in the termination of these facilities. Additionally, FGL Insurance also entered into a transaction with the Salus CLO whereby FGL insurance transferred $29 of loan participations into the CLO in exchange for $27 of CLO subordinated notes (i.e., equity tranche) and a promissory note of $2 from Salus.  Both transactions qualified as sales of financial assets accounted for at fair value and therefore did not result in any gain or loss. FGL Insurance also concluded that it is not the primary beneficiary of the Salus CLO before and after these two transactions as FGL Insurance lacks the power to direct the activities that significantly affect the economic performance of the CLO and, to a lesser extent, FGL Insurance continues to own less than a majority ownership of the CLO subordinated notes after the two transactions.
Please refer to "Note 4. Investments" to the Company’s Consolidated Financial Statements for details on the impairments of the Salus preferred equity interest recognized in the second and third fiscal quarters 2015.

Please refer to "Note 5. Derivatives" to the Company’s Consolidated Financial Statements for disclosure of a new Canadian dollar foreign exchange swap agreement for two of our Salus loan participations that was executed during the second fiscal quarter 2015.
The Company’s consolidated related party investments as of June 30, 2015 and September 30, 2014, and related net investment income for the three and nine months ended June 30, 2015 and 2014 are summarized as follows:

		June 30, 2015
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed maturities, available-for-sale	$257	$1	$258
Fortress Investment Group CLOs	Fixed maturities, available-for-sale	203	2	205
Salus preferred equity (a)	Equity securities, available-for-sale	3	—	3
Salus participations (b)	Other invested assets	173	1	174
Energy & Infrastructure Capital ("EIC") participations	Other Invested Assets	9	—	9
Foreign exchange derivatives and embedded derivatives	Other invested assets	12	—	12
HGI energy loan (c)	Related party loans	70	—	70
Salus 2012 participations	Related party loans	4	—	4
Salus promissory note	Related party loans	3	—	3
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) Includes loan participations with 19 different borrowers with an average loan fair value of $9 as of June 30, 2015.
(c) $20 of the total HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		September 30, 2014
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed maturities, available-for-sale	$239	$1	$240
Fortress Investment Group CLOs	Fixed maturities, available-for-sale	195	2	197
Salus preferred equity(a)	Equity securities, available-for-sale	34	—	34
Salus participations	Other invested assets	213	2	215
Foreign exchange embedded derivative	Other invested assets	2	—	2
HGI energy loan (b)	Related party loans	70	2	72
Salus 2012 participations	Related party loans	11	—	11
Salus promissory note	Related party loans	20	—	20
Salus revolver	Related party loans	10	—	10
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) $20 of the total HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		Three months ended		Nine months ended
		June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Type	Investment Income Classification	Net investment income	Net investment income	Net investment income	Net investment income
Salus CLOs	Fixed maturities	$3	$3	$9	$9
Fortress Investment Group CLOs	Fixed maturities	2	1	6	1
Leucadia National Corporation	Fixed Maturities	—	1	—	1
Jefferies Group Inc.	Fixed Maturities	—	1	—	3
Salus participations	Other invested assets	4	4	12	14
HGI energy loan	Related party loans	2	1	4	3
Salus 2012 participations	Related party loans	—	—	—	1
Salus promissory note	Related party loans	—	1	1	1
The Company had realized foreign exchange losses of $0 and $3 for the three and nine months ended June 30, 2015, respectively, related to its CAD denominated loan participations originated by Salus. Additionally, the Company had foreign exchange derivative and embedded derivative losses of $1 and gains of $10 for the three and nine months ended June 30, 2015, respectively, included in other invested assets. The Company had foreign exchange losses of $1 and $1 and foreign exchange embedded derivative gains of $1 and $1 for the three and nine months ended June 30, 2014, respectively. See "Note 5. Derivatives" to the Company’s Consolidated Financial Statements for further details.
During the third quarter of 2015, Salus initiated a restructuring of the Salus CLOs pursuant a special redemption of outstanding debt tranches with the intent of reducing the CLO’s outstanding leverage and borrowing costs.  FGL and other affiliates notified Salus of its desire to be excluded from the special redemption. The redemption did not affect the subordinated notes of the CLO and, therefore, the ownership percentage of the Company’s position in the CLO equity tranche remains unchanged.
The Company had realized impairment losses of $3 and $27 on available-for-sale fixed maturity securities and $1 and $36 on other invested assets for the three and nine months ended June 30, 2015, respectively. The year to date amount included $35 in fixed maturities, available for sale and other invested assets, respectively due to direct and indirect investments in RSH included within the Salus CLOs and the Salus participations. See "Note 4. Investments" to the Company’s Consolidated Financial Statements for further details.

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended		Nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income attributable to common shares - basic	$86	$57	$88	$124

Weighted-average common shares outstanding - basic	58,058	58,271	58,126	55,195
Dilutive effect of unvested restricted stock & PRSU	143	167	168	113
Dilutive effect of stock options	40	37	33	22
Weighted-average shares outstanding - diluted	58,241	58,475	58,327	55,330

Net income per common share:
Basic	$1.48	$0.97	$1.51	$2.25
Diluted	$1.48	$0.97	$1.51	$2.24
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
The calculation of diluted earnings per share for the three and nine months ended June 30, 2015 excludes the incremental effect related to certain outstanding stock options and restricted stock due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is 24 shares for the three months ended June 30, 2015 and 22 shares for the nine months ended June 30, 2015.  Also, stock-based compensation awards under the FGLH Plans are settled in cash and, therefore, are excluded from the computation of diluted earnings per share.

(16) Insurance Subsidiary Financial Information and Regulatory Matters
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $233 and $251 at June 30, 2015 and September 30, 2014, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $8 and $19 at June 30, 2015 and September 30, 2014, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $49 and negative $81 as of June 30, 2015 and September 30, 2014, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by National Association of Insurance Commissioners (“NAIC”) 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at June 30, 2015 and September 30, 2014 was $192 and $189, respectively.

On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $20 increase to statutory capital and surplus at June 30, 2015. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $806 (unaudited) to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which will have the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice has no impact on the Company’s consolidated financial statements which are prepared in accordance with GAAP.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in “Risk Factors” included in our Annual Report on Form 10-K, for the year ended September 30, 2014 (“2014 Form 10-K”), which can be found at the U.S. Securities & Exchange Commission's ("SEC's") website, www.sec.gov. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	the accuracy of management’s assumptions and estimates;

•	the accuracy of our assumptions regarding the fair value and future performance of our investments;

•	our and our insurance subsidiaries’ ability to maintain or improve financial strength ratings;

•	our and our insurance subsidiaries’ potential need for additional capital to maintain our and their financial strength and credit ratings and meet other requirements and obligations;

•	Our process to review strategic alternatives;

•	our ability to manage our business in a highly regulated industry, which is subject to numerous legal restrictions and regulations;

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

Introduction
Management's discussion and analysis reviews our consolidated financial position at June 30, 2015 (unaudited) and September 30, 2014, and the unaudited consolidated results of operations for the three and nine months ended June 30, 2015 and 2014 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Fidelity & Guaranty Life ("FGL"), which was included with our audited consolidated financial statements for the year ended September 30, 2014 included within the Company’s 2014 Form 10-K. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the SEC, including our 2014 Form 10-K, which can be found at the SEC website, www.sec.gov. In this Quarterly Report on Form 10-Q we refer to the three months ended June 30, 2015 and 2014 as the "Fiscal 2015 Quarter" and the "Fiscal 2014 Quarter", respectively; and the nine months ended June 30, 2015 and 2014 as the "Fiscal 2015 Nine Months" and the "Fiscal 2014 Nine Months", respectively.
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
Interest Rate Environment
Certain of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of June 30, 2015, in accordance with accounting principles generally accepted in the United States (“GAAP”) reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $3 billion and 3%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
Our own sales of annuities and IULs by quarter were as follows:

	Annuity Sales		IUL Sales
(in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014
First fiscal quarter	$903	$540	$7	$5
Second fiscal quarter	610	728	7	5
Third fiscal quarter	519	392	10	6
Total	$2,032	$1,660	$24	$16
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

Critical Accounting Policies and Estimates
The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three and nine months ended June 30, 2015, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s 2014 Form 10-K as filed with the SEC.
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
Accounting for Fees Paid in Cloud Computing Arrangements
In April 2015, the FASB issued amended guidance (ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Current GAAP does not include explicit guidance regarding a customer's accounting for fees paid in a cloud computing arrangement, which may include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. The amended guidance addresses whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This amended standard may be early adopted. The amendments in this Update may be applied retrospectively to all prior periods presented in the financial statements or prospectively to all arrangements entered into or materially modified after the effective date. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Investments That Calculate Net Asset Value per Share
In May 2015, the FASB issued amended guidance (ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Current GAAP requires that investments for which fair value is measured at net asset value (or its equivalent) using the practical expedient in Topic 820 be categorized within the fair value hierarchy using criteria that differ from the criteria used to categorize other fair value measurements within the hierarchy. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity must take into account the length of time until those investments become redeemable to determine the classification within the fair value hierarchy. There is diversity in practice related to how certain investments measured at net asset value with redemption dates in the future (including periodic redemption dates) are categorized within the fair value hierarchy. Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. The amendments in this Update are required to be applied retrospectively to all prior periods presented in the financial statements. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following tables set forth the consolidated results of operations and compare the amount of the change between the fiscal periods:

	Fiscal Quarter			Fiscal Nine Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Revenues:
Premiums	$17	$13	$4	$43	$41	$2
Net investment income	212	191	21	628	559	69
Net investment gains	74	145	(71)	75	267	(192)
Insurance and investment product fees and other	23	19	4	65	51	14
Total revenues	326	368	(42)	811	918	(107)
Benefits and other changes in policy reserves	78	242	(164)	474	638	(164)
Acquisition and operating expenses, net of deferrals	26	23	3	83	81	2
Amortization of intangibles	88	15	73	97	49	48
Total benefits and expenses	192	280	(88)	654	768	(114)
Operating income	134	88	46	157	150	7
Interest expense	(6)	(6)	—	(18)	(17)	(1)
Income before income taxes	128	82	46	139	133	6
Income tax expense	42	25	17	51	9	42
Net income	$86	$57	$29	$88	$124	$(36)
Annuity sales during the Fiscal 2015 Quarter and the Fiscal 2014 Quarter were $519 and $392, respectively, including $507 and $379, respectively, of FIA sales. Annuity sales during the Fiscal 2015 Nine Months and the Fiscal 2014 Nine Months were $2,032 and $1,660, respectively, including $1,755 and $997, respectively, of FIA sales. The increase in FIA sales period over period is the result of productive partnerships with our independent marketing organizations ("IMO's"), competitive product offerings and continued success of our new products. Multi-year guaranteed annuity (“MYGA”) production decreased in the current period as these sales were more opportunistic and favorable in the Fiscal 2014 Nine Months.

Revenues
Premiums
For the Fiscal 2015 Quarter, premiums increased $4, or 31%, to $17 and increased $2, or 5%, to $43 for the Fiscal 2015 Nine Months from $41 for the Fiscal 2014 Nine Months primarily due to an increase in life-contingent immediate annuity premiums offset by lower traditional life premium from a declining block of business.
Net investment income
Below is a summary of the major components included in net investment income for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter and for the Fiscal 2015 Nine Months and the Fiscal 2014 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Fixed maturity available-for-sale securities	$199	$182	$17	$589	$532	$57
Equity available-for-sale securities	8	7	1	26	16	10
Related party loans, invested cash, short-term investments, and other investments	10	7	3	28	23	5
Gross investment income	217	196	21	643	571	72
Investment expense	(5)	(5)	—	(15)	(12)	(3)
Net investment income	$212	$191	$21	$628	$559	$69

Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Fiscal Quarter			Fiscal Nine Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Yield on AAUM (at amortized cost)	4.73%	4.62%	0.11%	4.76%	4.60%	0.16%
Less: Interest credited and option cost	(2.79)%	(2.88)%	0.09%	(2.86)%	(2.94)%	0.08%
Net investment spread	1.94%	1.74%	0.20%	1.90%	1.66%	0.24%
AAUM	$17,915	$16,546	$1,369	$17,600	$16,206	$1,394

•
The increase in net investment income of $21, or 11%, from the Fiscal 2014 Quarter to the Fiscal 2015 Quarter was primarily due to higher investment income on fixed maturity and equity available-for-sale securities driven by higher overall portfolio yields from repositioning activities completed over the past year and higher AAUM quarter over quarter - Fiscal 2015 Quarter AAUM and earned yield of $18 billion and 4.73% compared to Fiscal 2014 Quarter AAUM and earned yield of $17 billion and 4.62%, respectively.

•
The increase in net investment income of $69, or 12%, from the Fiscal 2014 Nine Months to the Fiscal 2015 Nine Months was primarily due to higher investment income on fixed maturity and equity available-for-sale securities driven by higher overall portfolio yields from repositioning activities completed over the past year and higher AAUM period over period - Fiscal 2015 Nine Months AAUM and earned yield of $18 billion and 4.76% compared to Fiscal 2014 Nine Months AAUM and earned yield of $16 billion and 4.60%, respectively.

•
The increase in AAUM of $1 billion or 8% from the Fiscal 2014 Quarter to the Fiscal 2015 Quarter and $1 billion or 9% from the Fiscal 2014 Nine Months to the Fiscal 2015 Nine Months was driven by sales growth during the quarter and stable retention trends.

The Company’s cash and cash equivalents position is summarized as follows:

	Fiscal 2015	Fiscal 2014
First fiscal quarter	$556	$759
Second fiscal quarter	849	702
Third fiscal quarter	654	818
Net investment gains
Below is a summary of the major components included in net investment gains for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter and for the Fiscal 2015 Nine Months and the Fiscal 2014 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Net realized gains on available-for-sale securities	$48	$73	$(25)	$24	$92	$(68)
Realized and unrealized (losses) gains on certain derivative instruments	(7)	94	(101)	28	230	(202)
Change in fair value of reinsurance related embedded derivative	36	(21)	57	52	(54)	106
Realized (losses) on fair value of other derivatives, embedded derivatives and other invested assets	(3)	(1)	(2)	(29)	(1)	(28)
Net investment gains	$74	$145	$(71)	$75	$267	$(192)

•
The quarter over quarter decrease in net investment gains was primarily due to the Company's Tax Planning Strategy adopted during 2014. This strategy resulted in portfolio repositioning sales and in the Fiscal 2014 Quarter to trigger net unrealized built-in gains ("NUBIG") to allow utilization of capital loss carryforwards. The current quarter included approximately $49 in realized gains related to the tax planning strategy initiated in 2014.

•	Unrealized gains on certain derivative instruments and realized gains on certain derivative instruments decreased $101. See table below for primary drivers of these decreases.

•
Partially offsetting the quarter over quarter decrease in net investment gains was a period over period increase in the fair value of reinsurance related embedded derivative. Specifically, the reinsurance related embedded derivative increased $36 in the Fiscal 2015 Quarter due to a decrease in the unrealized gain position of the FSRCI funds withheld ("FWH") portfolio as a result of an increase in treasury rates during the quarter. Comparatively, the reinsurance related embedded derivative decreased $21 in the Fiscal 2014 Quarter due to an increase in the unrealized gain position of FSRCI FWH portfolio as a result of a decrease in treasury rates.

•
The decrease in net investment gains of $192 from the Fiscal 2014 Nine Months to the Fiscal 2015 Nine Months was primarily due to a decline in realized and unrealized gains on certain derivative instruments. See table below for primary drivers of decreases. Additionally, the decrease is also due to credit impairment losses of $59 during the second fiscal quarter on available-for-sale debt securities, available-for-sale equity securities and other invested assets related to direct and indirect investments in RadioShack Corporation ("RSH"), which filed for bankruptcy in February 2015. Refer to impairment disclosures in "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements for additional details.

•
Partially offsetting the year over year decrease in net investment gains was a $106 period over period increase in fair value of reinsurance related embedded derivative. Specifically, the reinsurance related embedded derivative increased $52 during the Fiscal 2015 Nine Months resulting from a decrease in the unrealized gain position of the FSRCI FWH portfolio primarily due to an increase in treasury rates during the period as well as credit spread widening of securities rated BBB and below in the first quarter of 2015. Comparatively, the reinsurance related embedded derivative decreased $54 in the Fiscal 2014 Nine Months due to a decrease in treasury rates during the period and corresponding increase in the FSRCI FWH portfolio.

The components of the realized and unrealized gains on certain derivative instruments hedging our indexed annuity products are as follows:

	Fiscal Quarter			Fiscal Nine Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Call options:
Gain on option expiration	$35	$46	$(11)	$113	$136	$(23)
Change in unrealized (loss) gain	(42)	37	(79)	(89)	69	(158)
Futures contracts:
Gain on futures contracts expiration	2	11	(9)	5	21	(16)
Change in unrealized (loss) gain	(2)	—	(2)	(1)	4	(5)
Total	$(7)	$94	$(101)	$28	$230	$(202)

Change in S&P 500 Index during the period	—%	5%	(5)%	5%	17%	(12)%

•
The $79 quarter over quarter decrease in unrealized on certain derivative instruments was primarily driven by the performance of the indices upon which the call options and futures contracts are based as well as the timing of option purchases and expirations. We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the Standard & Poor's 500 Stock Index ("S&P 500 Index") with the remainder based upon other equity and bond market indices. The S&P 500 Index increased 0% and 5% during the Fiscal 2015 Quarter and the Fiscal 2014 Quarter, respectively (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).

•
The year over year decrease in certain derivative instruments was primarily due to a decline in unrealized on certain derivative instruments. The S&P 500 Index increased 5% and 17% during the Fiscal 2015 Nine Months and the Fiscal 2014 Nine Months, respectively (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).

The average index credits to policyholders were as follows:

	Fiscal Quarter			Fiscal Nine Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Average Crediting Rate	4%	5%	(1)%	5%	6%	(1)%
S&P 500 Index:
Point-to-point strategy	5%	5%	—%	5%	5%	—%
Monthly average strategy	5%	5%	—%	5%	5%	—%
Monthly point-to-point strategy	3%	5%	(2)%	4%	7%	(3)%
3 year high water mark	24%	21%	3%	25%	21%	4%

•
The credits for the Fiscal 2015 Nine Months and the Fiscal 2015 Quarter were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created lower overall monthly point-to-point credits in the Fiscal 2015 Nine Months and the Fiscal 2015 Quarter compared to the S&P 500 Index growth for issue dates in the Fiscal 2014 Nine Months and the Fiscal 2014 Quarter, respectively.

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

Insurance and investment product fees and other
Below is a summary of the major components included in Insurance and investment product fees and other for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter and for the Fiscal 2015 Nine Months and the Fiscal 2014 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
Insurance and investment product fees and other:	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Surrender charges	$5	$6	$(1)	$14	$16	$(2)
Cost of insurance fees and other income	18	13	5	51	35	16
Total insurance and investment product fees and other	$23	$19	$4	$65	$51	$14

•
The quarter over quarter and year over year increase was primarily due to an increase in rider fees on FIA policies during the Fiscal 2015 Quarter and Fiscal 2015 Nine Months, respectively. Specifically, guaranteed minimum withdrawal benefit ("GMWB") rider fees have increased as a result of FIA sales growth over the past year. The cost of insurance ("COI") charges on IUL have also increased due to growth in life sales.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter and for the Fiscal 2015 Nine Months and the Fiscal 2014 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
FIA market value option liability change	$(43)	$50	$(93)	$(84)	$98	$(182)
FIA present value future credits & guarantee liability change	(66)	5	(71)	7	(16)	23
Index credits, interest credited & bonuses	146	157	(11)	428	447	(19)
Annuity Payments	45	46	(1)	134	143	(9)
Other policy benefits and reserve movements	(4)	(16)	12	(11)	(34)	23
Total benefits and other changes in policy reserves	$78	$242	$(164)	$474	$638	$(164)

•
The FIA market value option liability decreased $43 during the Fiscal 2015 Quarter compared to a $50 increase during the Fiscal 2014 Quarter and decreased $84 during the Fiscal 2015 Nine Months compared to a $98 increase during the Fiscal 2014 Nine Months, respectively. The FIA market value option liability is directly correlated with the change in market value of the derivative assets hedging our FIA policies. Accordingly, the period over period decrease of $93 and $182 for the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months, respectively, was primarily due to the equity market movements during these respective quarters (see the net investment gain discussion above for details on the change in market value of our derivative assets quarter over quarter).

•
The FIA present value of future credits and guarantee liability change decreased $66 during the Fiscal 2015 Quarter compared to a $5 increase during the Fiscal 2014 Quarter. The period over period decrease of $71 was primarily driven by an increase in longer duration risk free rates during the Fiscal 2015 Quarter, which decreased reserves by $64 compared to a decrease in rates and corresponding reserve increase during the Fiscal 2014 Quarter.

•
The FIA present value of future credits and guarantee liability change increased $7 during the Fiscal 2015 Nine Months compared to a $16 decrease during the Fiscal 2014 Nine Months. The period over period increase of $23 was primarily driven by a decrease in longer duration risk free rates during the Fiscal 2015 Nine Months, which increased reserves by $21 compared to an decrease in risk-free rates and corresponding reserve increase of $12 during the Fiscal 2014 Nine Months.

•
The $23 period over period decrease in Other policy benefits and reserve movements during the Fiscal 2015 Nine Months compared to the Fiscal 2014 Nine Months was primarily due to favorable mortality experience on life contingent immediate annuity polices in the Fiscal 2014 Nine Months which resulted in a $22 decrease in reserves during that period.

Acquisition and operating expenses, net of deferrals
Below is a summary of the major components included in acquisition and operating expenses, net of deferrals for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter and for the Fiscal 2015 Nine Months and the Fiscal 2014 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
Acquisition and operating expenses, net of deferrals:	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
General expenses	$22	$22	$—	$77	$79	$(2)
Acquisition expenses	72	51	21	234	158	76
Deferred acquisition costs	(68)	(50)	(18)	(228)	(156)	(72)
Total acquisition and operating expenses, net of deferrals	$26	$23	$3	$83	$81	$2

•
Acquisition and operating expenses, net of deferrals increased quarter over quarter and year over year as a result of higher corporate project spend, employee expenses, excluding stock compensation expense, due to head count growth over the past year and higher underwriting expense due to an increase in sales volume.

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter and for the Fiscal 2015 Nine Months and the Fiscal 2014 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
Amortization of intangibles related to:	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Unlocking	$(6)	$(12)	$6	$2	$(25)	$27
Interest	(8)	(7)	(1)	(25)	(21)	(4)
Amortization	102	34	68	120	95	25
Total amortization of intangibles	$88	$15	$73	$97	$49	$48

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Accordingly, the period over period increases were primarily due to higher gross margins during the Fiscal 2015 Quarter and Fiscal 2015 Nine Months. The increase in gross margins for the Fiscal 2015 Quarter was primarily due to the decrease in the FIA present value of future credits and guarantee liability. The increase in amortization for the Fiscal 2015 Nine Months was impacted by a higher amortization rate from changes in product mix and the amortization impact attributable to the volume and product mix of investment gains, and also due to realized gains from a decrease in the reinsurance related embedded derivative liability, as discussed above.  The Fiscal 2014 Nine Months also benefited from lower amortization due to impact of the FIA reserve on estimated gross profits.

Other items affecting net income
Interest expense
Interest expense for the Fiscal 2015 Quarter and Fiscal 2015 Nine Months was $6 and $18, respectively, compared to $6 and $17 for the Fiscal 2014 Quarter and the Fiscal 2014 Nine Months, respectively. The interest expense reflects the interest incurred on the $300 of outstanding 6.375% senior notes (the "Senior Notes") which were issued by FGLH in March 2013. The outstanding Senior Notes pay interest semi-annually at a coupon rate of 6.375%.
Income tax expense
Below is a summary of the major components included in Income tax expense (benefit) for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter and for the Fiscal 2015 Nine Months and the Fiscal 2014 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Income before taxes	$128	$82	$46	$139	$133	$6

Income tax before VA	44	28	16	49	47	2
Change in valuation allowance	(2)	(3)	1	2	(38)	40
Income tax	$42	$25	$17	$51	$9	$42
Effective Rate	33%	30%		37%	7%

•
Income tax expense for the Fiscal 2015 Quarter was $42, net of valuation allowance release of $2, compared to income tax expense of $25 for the Fiscal 2014 Quarter, net of a valuation allowance release of $3. The increase in income tax expense of $17 quarter over quarter was primarily due to an increase in the Fiscal 2015 quarter's pre-tax income of $46 compared to the Fiscal 2014 quarter.

•
Income tax expense for the Fiscal 2015 Nine Months was $51, inclusive of valuation allowance expense of $2, compared to an income tax expense of $9 for the Fiscal 2014 Nine Months, net of a valuation allowance release of $38. The increase in income tax expense of $42 quarter over quarter was primarily due to a $38 net valuation allowance release in the Fiscal 2014 Nine Months, compared to $2 net valuation allowance increase in the Fiscal 2015 Nine Months.

AOI
The table below shows the adjustments made to reconcile net income to our AOI:

	Fiscal Quarter			Fiscal Nine Months
Reconciliation from Net income to AOI:	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Net income	$86	$57	$29	$88	$124	$(36)
Adjustments to arrive at AOI:
Effect of investment (gains) losses, net of offsets	(23)	(40)	17	—	(50)	50
Effect of change in FIA embedded derivative discount rate, net of offsets	(21)	8	(29)	14	5	9
Effect of change in fair value of reinsurance related embedded derivative, net of offsets	(17)	10	(27)	(26)	28	(54)
Effects of class action litigation reserves, net of offsets	—	—	—	(1)	1	(2)
AOI	$25	$35	$(10)	$75	$108	$(33)

•
AOI for the Fiscal 2015 Quarter was $25 compared to $35 for the Fiscal 2014 Quarter, a quarter over quarter decrease of $10. The current quarter results included $2 of unfavorable mortality experience in the immediate annuity product line and $2 of expenses related to the ongoing strategic review process and the legacy incentive compensation plan. Results in the prior period reflected a $6 favorable mortality experience in the immediate annuity product line as well as favorable intangible amortization of $5.

•
AOI for the Fiscal 2015 Nine Months was $75 compared to $108 for the Fiscal 2014 Nine Months, a year over year decrease of $33. This decrease was primarily due to a $35 tax benefit from the Company's 2014 tax planning strategy, which reduced a tax valuation allowance previously offsetting the Company's capital loss carry forward position.

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
As of June 30, 2015 and September 30, 2014, the carrying value of our investment portfolio was approximately $19 billion and was divided among the following asset class and sectors:

(dollars in millions)	June 30, 2015		September 30, 2014
	Carrying Value	Percent	Carrying Value	Percent

Fixed maturity securities, available-for-sale:
United States Government full faith and credit	$597	3%	$297	2%
United States Government sponsored entities	123	1%	107	1%
United States municipalities, states and territories	1,450	8%	1,260	7%
Corporate securities:
Finance, insurance and real estate	4,428	23%	4,743	25%
Manufacturing, construction and mining	775	4%	883	5%
Utilities and related sectors	1,942	10%	1,922	10%
Wholesale/retail trade	1,050	5%	1,088	6%
Services, media and other	1,340	7%	1,143	6%
Hybrid securities	1,241	6%	1,316	7%
Non-agency residential mortgage-backed securities	2,053	11%	2,007	10%
Commercial mortgage-backed securities	821	4%	637	3%
Asset-backed securities	2,145	11%	2,032	11%
Total fixed maturity available-for-sale securities	17,965	93%	17,435	93%
Equity securities (a)	583	3%	698	3%
Commercial mortgage loans	405	2%	136	1%
Other (primarily derivatives and policy loans)	438	2%	533	3%
Total investments	$19,391	100%	$18,802	100%
(a) Includes investment grade non-redeemable preferred stocks ($510 and $538, respectively) and Federal Home Loan Bank of Atlanta common stock ($36 and $38, respectively).
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

As of June 30, 2015 and September 30, 2014, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $18 billion and $17 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio:

(dollars in millions)	June 30, 2015		September 30, 2014
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$2,061	11%	$1,754	10%
AA	1,833	10%	1,909	11%
A	4,070	23%	3,873	22%
BBB	7,169	40%	7,042	40%
BB (a)	731	4%	786	5%
B and below (b)	2,101	12%	2,071	12%
Total	$17,965	100%	$17,435	100%
(a) Includes $62 and $47 at June 30, 2015 and September 30, 2014, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners (“NAIC”) 1 designation.
(b) Includes $1,788 and $1,677 at June 30, 2015 and September 30, 2014, respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of June 30, 2015 and September 30, 2014, included in our fixed maturity AFS securities portfolio are the collateral assets of the funds withheld coinsurance agreement with FSRCI of $1 billion. The following table summarizes the credit quality, by NRSRO rating, of FSRCI fixed income portfolio:

(dollars in millions)	June 30, 2015		September 30, 2014
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$103	10%	$92	9%
AA	64	7%	93	9%
A	83	8%	95	9%
BBB	306	30%	304	30%
BB	165	16%	86	8%
B and below	288	29%	366	35%
Total	$1,009	100%	$1,036	100%
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
The tables below present our fixed maturity securities by NAIC designation as of June 30, 2015 and September 30, 2014:

(dollars in millions)	June 30, 2015
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,272	$10,532	59%
2	6,471	6,565	37%
3	550	539	3%
4	270	261	1%
5	67	68	—%
6	—	—	—%
Total	$17,630	$17,965	100%

	September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,409	$9,861	56%
2	6,312	6,579	38%
3	549	575	3%
4	320	319	2%
5	102	101	1%
6	—	—	—%
Total	$16,692	$17,435	100%
The tables below present the collateral assets of the funds withheld coinsurance agreement with FSRCI which were included in our fixed maturity securities as of June 30, 2015 and September 30, 2014:

(dollars in millions)	June 30, 2015
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$363	$360	36%
2	283	264	26%
3	155	152	15%
4	209	203	20%
5	30	30	3%
6	—	—	—%
Total	$1,040	$1,009	100%

	September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$361	$378	36%
2	271	275	27%
3	48	48	5%
4	255	254	24%
5	81	81	8%
6	—	—	—%
Total	$1,016	$1,036	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our AFS securities, including the fair value and percent of total AFS securities fair value as of June 30, 2015 and September 30, 2014:

(dollar in millions)	June 30, 2015
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$1,982	11%
ABS Collateralized Loan Obligation ("CLO")	1,848	10%
Municipal	1,533	8%
Life Insurance	996	5%
Whole Loan Collateralized Mortgage Obligation Other	906	5%
CMBS	891	5%
Electric	871	5%
Property and Casualty Insurance	793	4%
Other Financial Institutions	699	4%
Pipelines	543	3%
Total	$11,062	60%

	September 30, 2014
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,240	12%
ABS Other	1,996	12%
Municipal	1,313	7%
Life Insurance	1,087	6%
Electric	959	5%
CMBS	836	5%
Property and Casualty Insurance	832	5%
Whole Loan Collateralized Mortgage Obligation Other	807	4%
Other Financial Institutions	726	4%
Pipelines	561	3%
Total	$11,357	63%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2015 and September 30, 2014, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

(in millions)	June 30, 2015		September 30, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$204	$206	$370	$373
Due after one year through five years	2,113	2,153	2,298	2,360
Due after five years through ten years	2,955	3,015	3,129	3,233
Due after ten years	6,607	6,788	5,778	6,213
Subtotal	$11,879	$12,162	$11,575	$12,179
Other securities which provide for periodic payments:
Asset-backed securities	$2,164	$2,145	$2,040	$2,032
Commercial-mortgage-backed securities	814	821	618	637
Structured hybrids	673	661	474	473
Residential mortgage-backed securities	2,100	2,176	1,985	2,114
Subtotal	$5,751	$5,803	$5,117	$5,256
Total fixed maturity available-for-sale securities	$17,630	$17,965	$16,692	$17,435

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
The fair value of our investments in subprime and Alt-A RMBS securities was $510 and $1,266 as of June 30, 2015, respectively, and $568 and $1,131 as of September 30, 2014, respectively.
During 3rd quarter 2015, we learned of a settlement that we are entitled to receive as a result of our ownership of certain residential mortgage-backed securities that were issued by Countrywide, which was later acquired by Bank of America. Please refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements for additional details.
The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014
NAIC Designation:
1	99%	98%
2	1%	1%
3	—%	1%
4	—%	—%
5	—%	—%
6	—%	—%
Total	100%	100%

NRSRO:
AAA	3%	4%
AA	1%	1%
A	4%	5%
BBB	1%	2%
BB and below	91%	88%
Total	100%	100%

Vintage:
2007	23%	24%
2006	41%	35%
2005 and prior	36%	41%
Total	100%	100%

ABS Exposure
As of June 30, 2015, our asset-backed security ("ABS") exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 86% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 14% of total ABS assets, or 2% of total invested assets. As of June 30, 2015, the CLO and non-CLO positions were trading at a net unrealized loss position of $19 and $1, respectively.
The non-CLO exposure as of September 30, 2014 represented 8% of total ABS assets, or 1%, of total invested assets. As of September 30, 2014, the CLO positions were trading at a net unrealized loss position of $9 and non-CLO positions were trading at a net unrealized gain position of $1.

(dollars in millions)	June 30, 2015		September 30, 2014
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$1,848	86%	$1,867	92%
ABS Auto	22	1%	18	1%
ABS Home Equity	—	—%	3	—%
ABS Credit Card	1	—%	—	—%
ABS Other	274	13%	141	7%
ABS Utility	—	—%	3	—%
Total ABS	$2,145	100%	$2,032	100%

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of June 30, 2015 and September 30, 2014 were as follows:

(dollars in millions)	June 30, 2015
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale:
United States Government full faith and credit	3	$409	$—	$409
United States Government sponsored agencies	20	25	—	25
United States municipalities, states and territories	78	570	(20)	550
Corporate securities:
Finance, insurance and real estate	148	1,266	(34)	1,232
Manufacturing, construction and mining	69	502	(40)	462
Utilities and related sectors	135	878	(41)	837
Wholesale/retail trade	90	387	(16)	371
Services, media and other	114	851	(42)	809
Hybrid securities	41	564	(29)	535
Non-agency residential mortgage-backed securities	135	742	(25)	717
Commercial mortgage-backed securities	50	383	(7)	376
Asset-backed securities	179	1,562	(24)	1,538
Total fixed maturity available-for-sale securities	1062	8,139	(278)	7,861
Equity securities	25	159	(4)	155
Total	1,087	$8,298	$(282)	$8,016

	September 30, 2014
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale:
United States Government full faith and credit	6	$120	$(1)	$119
United States Government sponsored agencies	19	26	—	26
United States municipalities, states and territories	41	272	(7)	265
Corporate securities:
Finance, insurance and real estate	89	676	(14)	662
Manufacturing, construction and mining	39	353	(14)	339
Utilities and related sectors	55	386	(9)	377
Wholesale/retail trade	31	251	(4)	247
Services, media and other	42	327	(8)	319
Hybrid securities	41	563	(15)	548
Non-agency residential mortgage-backed securities	83	462	(11)	451
Commercial mortgage-backed securities	24	163	(2)	161
Asset-backed securities	140	1,249	(20)	1,229
Total fixed maturity available-for-sale securities	610	4,848	(105)	4,743
Equity securities	25	240	(5)	235
Total	635	$5,088	$(110)	$4,978
The gross unrealized loss position on the portfolio as of June 30, 2015 was $282, an increase of $172 from $110 as of September 30, 2014. Corporate bonds represented 73% or $125 of this increase as spreads were wider in most corporate sectors.  The services/media sector and the utilities sector experienced the largest increase in unrealized losses, growing from $8 to $42 and $9 to $41, respectively.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $337 and an amortized cost of $322 as of June 30, 2015) and special revenue bonds (fair value of $1,113 and amortized cost of $1,056 as of June 30, 2015). Across all municipal bonds, the largest issuer represented 7% of the category, and the largest single municipal bond issuer represents less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 98% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2015 and September 30, 2014, were as follows:

(dollars in millions)	June 30, 2015				September 30, 2014
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	—	$—	$—	$—
Six months or more and less than twelve months	7	65	49	(17)	—	—	—	—
Twelve months or greater	1	6	4	(1)	2	1	—	(1)
Total investment grade	8	71	53	(18)	2	1	—	(1)

Below investment grade:
Less than six months	1	13	10	(3)	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	1	—	—	—
Twelve months or greater	2	5	4	(1)	4	—	—	—
Total below investment grade	3	18	14	(4)	5	—	—	—
Total	11	$89	$67	$(22)	7	$1	$—	$(1)
OTTI and Watch List
We have a policy and process in place to identify securities in our investment portfolio each quarter for which we should recognize impairments.
At each balance sheet date, we identify invested assets which have characteristics that create uncertainty as to our future assessment of an OTTI (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, we review not only a change in current price relative to the asset's amortized cost, but also the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically, for corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. On a quarterly basis, we review structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential OTTI and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. At June 30, 2015 and September 30, 2014, our watch list included only fourteen and nine securities, respectively, in an unrealized loss position with an amortized cost of $89 and $1, unrealized losses of $22 and $1, and a fair value of $67 and $0, respectively. Our analysis of these securities, which included cash flow testing results, demonstrated the June 30, 2015 and September 30, 2014 carrying values were fully recoverable.
There were four and nine structured securities on the watch list to which we had potential credit exposure as of June 30, 2015 and September 30, 2014. Our analysis of these structured securities, which included cash flow testing results, demonstrated the June 30, 2015 and September 30, 2014 carrying values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt, including Greece, as of June 30, 2015 and September 30, 2014.

As of June 30, 2015 and September 30, 2014, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2015, refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements.
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
We are exposed to credit loss in the event of nonperformance by our affiliated collateral manager, Salus, and certain borrowers on the foreign currency exposure of CAD loan participations. As disclosed in "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements, a subsidiary of our parent company HRG has provided us a guaranty on the swap agreements for two of the loan participations in the event that Salus is unable to fulfill their counterparty obligation to us.

Liquidity and Capital Resources
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided cash of $107 and provided cash of $175 in the Fiscal 2015 Nine Months and the Fiscal 2014 Nine Months, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL. As a holding company with no operations of its own, FGL derives its cash primarily from its insurance subsidiaries and FGLH, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through FGLH to FGL.

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

Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Nine Months
Cash provided by (used in):	2015	2014	Increase / (Decrease)
Operating activities	$107	$175	$(68)
Investing activities	(899)	(1,220)	321
Financing activities	870	659	211
Net increase (decrease) in cash and cash equivalents	$78	$(386)	$464
Operating Activities
Cash provided by operating activities totaled $107 for the Fiscal 2015 Nine Months compared to cash provided by operating activities of $175 for the Fiscal 2014 Nine Months. The $68 decrease was principally due to $76 increase in acquisition costs as a result of higher sales during the current period and $112 decrease in cash and short-term collateral from our derivative counterparties, offset by a $71 increase of investment income receipts period over period.
Investing Activities
Cash used in investing activities was $899 for the Fiscal 2015 Nine Months, as compared to cash used in investing activities of $1,220 for the Fiscal 2014 Nine Months. The $321 improvement in cash used in investing activities was principally due to a decrease in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.
Financing Activities
Cash provided by financing activities was $870 for Fiscal 2015 Nine Months compared to cash provided by financing activities of $659 for Fiscal 2014 Nine Months. The issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments resulted in an increase in net cash of $359 quarter over quarter. Additionally, dividends paid decreased $39 primarily due to dividends paid to our parent company, HRG, in the Fiscal 2014 Nine Months. During the Fiscal 2014 Nine Months, there were net cash proceeds of $176 from the issuance of common stock in connection with our IPO, which offset the overall period over period cash increase.
Off-Balance Sheet Arrangements

The F&G Stock Purchase Agreement between FGL (previously, HFG) and OM Group (UK) Limited (“OMGUK”) included a Guarantee and Pledge Agreement, which created a security interest in the equity of FGLH and FGLH’s equity interest in FGL Insurance for the benefit of OMGUK in the event that FGL failed to perform certain obligations under the F&G Stock Purchase Agreement. In the third quarter of 2015, in connection with the settlement of the litigation amongst the Company, HRG and OMGUK, the Guarantee and Pledge Agreement was terminated and the Company was released from its obligations thereunder. For additional information see "Footnote 12. Commitments and Contingencies" to our unaudited Condensed Consolidated Financial Statements.
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

During the third quarter of 2015, we invested in two investments that required us to execute commitments for additional future investment. The Company committed to fund a $75 investment in a Business Development Company over a four year period, resulting in $75 unfunded commitment as of June 30, 2015. Additionally, the

Company committed to fund a $35 investment in a limited partnership fund over three years, including $1 which was funded in the third quarter of 2015, resulting in a $34 remaining commitment as of June 30, 2015. Please refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements for additional details on these new investments and "Note 12. Commitments and Contingencies" to our unaudited Condensed Consolidated Financial Statements for additional details of these unfunded commitments.

We have other unfunded investment commitments as result of the timing of when investments are executed compared to the timing of when they are required to be funded. Please refer to "Note 12. Commitments and Contingencies" to our unaudited Condensed Consolidated Financial Statements for additional details on unfunded investment commitments.

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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives and policy loans, as of June 30, 2015, is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$7,262	41%
5-9	5,740	32%
10-14	4,153	23%
15-20	620	4%
Total	$17,775	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The carrying value of our fixed maturity portfolio totaled $18 billion and $17 billion at June 30, 2015 and September 30, 2014, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
We are exposed to credit loss in the event of nonperformance by our affiliated collateral manager, Salus, and certain borrowers on the foreign currency exposure of CAD loan participations. As disclosed in "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements, a subsidiary of our parent company HRG has provided us a guaranty on the swap agreements for two of the loan participations in the event that Salus is unable to fulfill their counterparty obligation to us. See "Note 5. Derivatives" to our unaudited Condensed Consolidated Financial Statements for additional information regarding our exposure to credit loss.
Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

(dollars in millions)		June 30, 2015				September 30, 2014
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,438	$59	$15	$44	$2,240	$93	$53	$40
Deutsche Bank	A/A3/BBB+	2,660	72	39	33	2,810	108	72	36
Morgan Stanley	*/A1/A	3,747	88	65	23	2,295	85	63	22
Barclay's Bank	A/A2/A-	127	1	—	1	258	10	—	10
Total		$8,972	$220	$119	$101	$7,603	$296	$188	$108
(a) An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of June 30, 2015:

(in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reinsurance	$1,498	A	Not Rated	Not Rated
Front Street Re	1,259	Not Rated	Not Rated	Not Rated
Security Life of Denver	171	A	A	A2
Scottish Re	141	Not Rated	Not Rated	Not Rated
London Life	108	A	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of June 30, 2015 that would require an allowance for uncollectible amounts.

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
See "Note 5. Derivatives" to our unaudited Condensed Consolidated Financial Statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the Fiscal 2015 Nine Months, the annual index credits to policyholders on their anniversaries were $256. Proceeds received at expiration on options related to such credits were $212. This shortfall is funded by futures income and our net investment spread earnings.
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
If interest rates were to increase 100 basis points from levels at June 30, 2015, the estimated fair value of our fixed maturity securities would decrease by approximately $1,111 of which $55 relates to the FSRCI funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the FSRCI funds withheld assets and be reflected in the Company’s Consolidated Statement of Operations. The impact on shareholders’ equity of such decrease, net of income taxes and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $643 in AOCI and a decrease of $615 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at June 30, 2015, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $160.

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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $58, our call option investments to decrease by approximately $6 based on equity positions and our FIA embedded derivative liability to decrease by approximately $21 as of June 30, 2015. Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2015.
Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously publicly disclosed, FGL has begun a strategic process involving a potential company sale.  There can be no assurance that it will be successful in identifying or consummating a strategic transaction.

As previously publicly disclosed, FGL began a strategic process involving a potential company sale. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction or if any such transaction is consummated, its timing or terms or the effects thereof on FGL’s shareholders and other stakeholders. This process may, at times, require the attention and resources of management and FGL, which may be disruptive to FGL’s business and operations. FGL cannot provide guidance on the timing of such action, if any, at this time. The exploration of strategic alternatives may be terminated, modified or suspended at any time and without notice. Neither FGL nor any of its affiliates, including HRG, intend to disclose developments with respect to this process unless and until the FGL Board of Directors has approved a specific transaction or course of action.

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
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. The regulator in FGL Insurance’s previous state of domicile, the Maryland Insurance Administration (“MIA”), completed a routine financial examination of FGL Insurance for the three-year period ended December 31, 2012. The NYDFS is completing a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2009 and December 31, 2012, and the Vermont Department of Financial Regulation completed a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012. FGL Insurance is currently the subject of ten ongoing market conduct examinations in various states. While FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business, market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. As a result of its re-domestication to Iowa, FGL Insurance will become subject to financial and market conduct examinations by the IID, the primary regulatory authority for Iowa domestic life insurance companies.

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
Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves with respect to which it may take action as early as late 2015. Additionally, various statutory accounting guidance is being evaluated, including investment value of insurance subsidiaries.
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

Federal Regulation

We or our producers may also be subject to regulation by the U.S. Department of Labor (“DOL”) when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). In April 2015, the DOL released a notice of proposed rulemaking to revamp the ERISA conflict of interest rules. The proposed rule is subject to a public comment period, followed by a public hearing, which is scheduled to be held in August 2015. The proposed rule would impose fiduciary duties on anyone getting paid for advice related to a retirement investment decision including IRA recommendations, which would include insurance agents. In addition, we have become aware that in April 2015,

U.S. Senator Elizabeth Warren sent letters to fifteen annuity providers, which inquired about perquisites and other incentives they give to third-party brokers, dealers and agents who sell their products. We did not receive such a letter; however, we cannot predict the outcome of Ms. Warren’s inquiry. Severe penalties are imposed for breaches of duty under ERISA, and we cannot predict whether the proposed DOL rule will ultimately be adopted, what changes may be made to it prior to adoption, or how the rule would impact our business if it were adopted. If final regulations were to be issued with provisions substantially similar to the proposed rule, they could impact how we compensate our agents, how we are able to retain agents, and how we design our investments and services for certain accounts, any of which could negatively impact our results of operations.

Other Regulation

Other types of regulation that could affect us include insurance company investment laws and regulations, state adopted statutory accounting principles, antitrust laws, minimum solvency requirements, federal privacy laws, insurable interest laws and federal anti-money laundering and anti-terrorism laws.
Compliance with applicable laws and regulations is time-consuming and personnel-intensive, and changes in laws and regulations may materially increase the cost of compliance and other expenses of doing business. There are a number of risks that may arise where applicable regulations may be unclear, subject to multiple interpretations or under development or where regulations may conflict with one another, where regulators revise their previous guidance or courts overturn previous rulings, which could result in our failure to meet applicable standards. Regulators and other authorities have the power to bring administrative or judicial proceedings against us, which could result, among other things, in suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action, which could materially harm our results of operations and financial condition. If we fail to address, or appear to fail to address, appropriately any of these matters, our reputation could be harmed and we could be subject to additional legal risk, which could increase the size and number of claims and damages asserted against us or subject us to enforcement actions, fines and penalties. See “Business-Regulation” in our 2014 Form 10-K for further discussion of the impact of regulations on our business.
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
On September 2, 2014, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of the Company's outstanding shares of common stock over the next 12 months. As of June 30, 2015, the repurchase program has been completed. The following table sets forth information with respect to purchases of the Company’s common stock made during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2015 through April 30, 2015	14,600	$20.95	14,600	34,397
May 1, 2015 through May 31, 2015	34,397	20.92	34,397	—
June 1, 2015 through June 30, 2015	—	—	—	—
	48,997	$20.93	48,997	—

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

10.1
Omnibus Amendment to Equity Award Agreements by and among Fidelity & Guaranty Life, Fidelity & Guaranty Life Holdings, Inc., Fidelity & Guaranty Life Business Services, Inc. and Leland C. Launer Jr., dated as of March 31, 2015 (incorporated by reference to our Form 8-K, filed on April 2, 2015 (File No. 001-36227)).

10.2
Employment Agreement by and between Fidelity & Guaranty Life Business Services, Inc. and Christopher J. Littlefield, dated as of May 6, 2015 (incorporated by reference to our Form 8-K, filed on May 8, 2015 (File No. 001-36227)).

10.3 *	Fidelity & Guaranty Life 2015 Severance Plan, effective as of June 16, 2015.
10.4 *	Form of Retention Letter from Fidelity & Guaranty Life to its executive officers, dated July 10, 2015.
10.5 *	Form of Indemnification Agreement by and between Fidelity & Guaranty Life and its directors and executive officers, dated as of July 14, 2015.
31.1 *	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	XBRL Taxonomy Definition Linkbase.

101.LAB *	XBRL Taxonomy Extension Label Linkbase.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY & GUARANTY LIFE (Registrant)

Dated:	August 5, 2015	By:	/s/ Dennis Vigneau
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)