Form 10-K
period 2015-09-30
Fidelity & Guaranty Life
filed 2015-11-19
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
As of March 31, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $234 (based on the closing sale price of the registrant’s common stock as reported on the NYSE $21.20).

The number of shares of common stock outstanding as of November 16, 2015 was 58,864,281.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this document is incorporated by reference herein to specific portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2016 Annual Meeting of Stockholders.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in “Risk Factors” (Part I, Item 1A of this Form 10-K). Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	the accuracy of management’s assumptions and estimates;

•	the accuracy of our assumptions regarding the fair value and future performance of our investments;

•	our and our insurance subsidiaries’ ability to maintain or improve financial strength ratings;

•	the continued availability of capital required for our insurance subsidiaries to grow;

•	our and our insurance subsidiaries’ potential need for additional capital to maintain our and their financial strength and credit ratings and meet other requirements and obligations;

•	our ability to defend ourselves against or respond to, potential litigation, enforcement investigations or increased regulatory scrutiny;

•	our ability to manage our business in a highly regulated industry, which is subject to numerous legal restrictions and regulations;

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

•	the impact of potential litigation, including class action litigation;

•
the impact of our reinsurers failing to meet or timely meet their assumed obligations, increasing their rates, or becoming subject to adverse developments that could materially adversely impact their ability to provide reinsurance to us at consistent and economical terms;

•	restrictions on our ability to use captive reinsurers;

•	the impact of interest rate fluctuations and withdrawal demands in excess of our assumptions;

•	the impact of market and credit risks;

•	equity market volatility;

•	credit market volatility or disruption;

•	changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products;

•	increases in our valuation allowance against our deferred tax assets, and restrictions on our ability to fully utilize such assets;

•	the performance of third parties including independent distributors, underwriters, actuarial consultants and other service providers;

•	difficulties arising from outsourcing relationships;

•	the loss of key personnel;

•
interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems;

•	the impact on our business of new accounting rules or changes to existing accounting rules;

•	our exposure to unidentified or unanticipated risk not adequately addressed by our risk management policies and procedures;

•	general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance;

•	our ability to protect our intellectual property;

•	the impact on our business of natural and man-made catastrophes, pandemics, and malicious and terrorist acts;

•	our ability to compete in a highly competitive industry;

•	our ability to maintain competitive policy expense costs;

•	adverse consequences if the independent contractor status of our insurance marketing organizations ("IMOs") is successfully challenged;

•	our ability to attract and retain national marketing organizations and independent agents;

•	potential adverse tax consequences if we generate passive income in excess of operating expenses;

•	significant operating and financial restrictions contained in our debt agreements, which may prevent us from capitalizing on business opportunities;

•	the inability of our subsidiaries and affiliates to generate sufficient cash to service all of their obligations;

•	conflicts of interest between HRG Group Inc. (formerly, Harbinger Group Inc. (“HRG”)) or its affiliates, including Front Street Re (Cayman) Ltd. (“FSRCI”);

•	the impact of non-performance of loans originated by Salus Capital Partners, LLC ("Salus");

•	our subsidiaries’ ability to pay dividends to us;

•	the ability to maintain or obtain approval of Iowa Insurance Division ("IID") and other regulatory authorities as required for our operations and those of our insurance subsidiaries; and

•	the other factors discussed in “Risk Factors”, of (Part I, Item 1A of this Form 10-K).
You should read this report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 1. Business
Overview
Our Company

On November 8, 2015, FGL entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among FGL, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a Delaware corporation and a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a Delaware corporation and a newly formed, wholly-owned subsidiary of AB Infinity (“Merger Sub”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into FGL (the “Merger”), with FGL continuing as the surviving entity, which will become a direct, wholly-owned subsidiary of AB Infinity and an indirect, wholly-owned subsidiary of Anbang.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of FGL common stock will be canceled and converted automatically into the right to receive $26.80 in cash, without interest (the “Merger Consideration”), other than any shares of common stock owned by FGL as treasury stock or otherwise or owned by Anbang, AB Infinity or Merger Sub (which will be canceled and no payment will be made with respect thereto), shares of common stock granted pursuant to FGL’s Equity Plan (as defined in the Merger Agreement) and those shares of common stock with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn. The Merger Agreement permits FGL to pay out a regular quarterly cash dividend on its Common Stock prior to the closing of the transaction in an amount not in excess of $0.065 per share, per quarter (the per share amount of FGL’s most recently declared quarterly dividend).

At the effective time of the Merger, each (i) option to purchase shares of common stock (a “Company Stock Option”), (ii) restricted share of common stock and (iii) performance-based restricted stock unit relating to shares of common stock (an “RSU”), in each case whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (1) the number of shares subject to the award (for RSUs, determined at the target performance level) multiplied by (2) the Merger Consideration (less the exercise price per share in the case of Company Stock Options). In addition, at the effective time of the Merger, each stock option (“FGLH Stock Option”) and restricted stock unit relating to shares of Fidelity & Guaranty Life Holdings, Inc., a subsidiary of FGL (“FGLH”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (A) the number of shares of FGLH stock subject to the award multiplied by (B)$152.44 (less the exercise price in the case of such FGLH Stock Options), and each dividend equivalent held in respect of a share of FGLH stock (a “DER”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such DER.

Following execution of the Merger Agreement, FS Holdco II Ltd. (“FS Holdco”), which is a wholly-owned subsidiary of HRG Group, Inc., holding a majority of the issued and outstanding shares of FGL’s common stock, executed and delivered to FGL a written consent (the “Consent”), approving and adopting the Merger Agreement and the transactions contemplated thereby, including the Merger. As a result of the execution and delivery of the Consent, the holders of at least a majority of the outstanding shares of FGL’s common stock have adopted and approved the Merger Agreement.

Pursuant to the Merger Agreement, the consummation of the Merger is subject to satisfaction or waiver of certain closing conditions, including, among others: (i) the information statement to be filed by FGL with the SEC in connection with the Merger shall have been cleared by the SEC and shall have been sent to stockholders of FGL (in accordance with Regulation 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at least twenty (20) days prior to the closing; (ii) the absence of any law or order enacted, issued or enforced that is in effect and that makes the consummation of the Merger illegal, prevents, prohibits, restrains or enjoins the consummation of the Merger; and (iii) obtaining the requisite approvals from the Iowa Insurance Division, New York Department of Financial Services, Vermont Department of Financial Regulation, China Insurance Regulatory Commission and the Committee on Foreign Investment in the United States. The Merger Agreement does not contain any financing condition or contingency.

The Merger Agreement includes customary representations, warranties and covenants of FGL, Anbang, AB Infinity and Merger Sub. Among other things, FGL and its subsidiaries are required to conduct their respective businesses and operations in the ordinary course of business until the Merger is consummated. Pursuant to the Merger Agreement, Anbang has agreed to cause the full and complete performance by AB Infinity of all of its obligations pursuant to the terms of the Merger Agreement and in the event AB Infinity does not fulfill all of its obligations pursuant to the terms of the Merger Agreement, Anbang will unconditionally and irrevocably perform such unperformed obligations of AB Infinity pursuant to the terms of the Merger Agreement.

The Merger Agreement contains certain provisions giving each of AB Infinity and FGL rights to terminate the Merger Agreement under certain circumstances. Upon termination of the Merger Agreement, under specified circumstances, FGL may be required to pay a termination fee to AB Infinity of $51.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and should be read concurrently with the other related disclosure in this report, and is subject to and qualified by in its entirety by reference to the text of the Merger Agreement filed with the SEC. FGL plans to file with the SEC and mail to our stockholders an information statement in connection with the Merger. Additionally, FGL intends to file other relevant materials with the SEC in connection with the Merger. The information statement and other relevant materials will contain important information about FGL, Anbang, the Merger and related matters. These documents will be available at no charge on the SEC’s website at www.sec.gov. In addition, documents will also be available for free from FGL by contacting FGL’s investor relations department at Investor.Relations@fglife.com.
For over 50 years, our Company has been helping middle-income Americans prepare for retirement and unexpected loss of life. Our focus on the middle-income market gives us access to significant, underserved market niches and drives our product development. As of September 30, 2015, we had approximately 700,000 policyholders counting on the safety and protection features of our fixed annuity and life insurance products, and we constantly seek to innovate our products to meet their evolving needs. We offer our products through a network of approximately 200 independent IMOs that in turn represent an estimated 30,000 independent agents.
Through the efforts of our approximately 220 employees, who are primarily located in Baltimore, MD and Des Moines, IA, we offer various types of fixed annuities and life insurance products. Fixed annuities represent a retirement and savings tool which our customers rely on for principal protection and predictable income streams. In addition, our life insurance products provide our customers with a complementary product that allows them to build on their savings and assign payment of a death benefit to a designated beneficiary upon the policyholder’s death. Currently, our most popular products are fixed indexed annuities (“FIAs”) that tie contractual returns to specific market indices, such as the Standard & Poor's Ratings Services ("S&P") 500 Index. The benefit of FIAs to our customers is to provide a portion of the gains of an underlying market index, while providing principal protection. We believe this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings. In addition to FIAs, we also sell indexed universal life policies (“IULs”) and other fixed annuities.
In Fiscal 2015, FIAs generated approximately 86% of our total sales and the remaining 14% of sales was primarily generated from fixed annuity sales during the year. We invest the annuity premiums in fixed income securities and options that hedge our risk, predominantly using call options on the S&P 500 Index, and pass through the market index returns to our policyholders. The majority of our products contain provisions that permit us to annually adjust the formula by which index credits are provided in response to changing market conditions. In addition, our annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.
Our Strategy
We will seek to grow our business by pursuing a set of strategies efforts aimed at delivering sustainable and profitable growth for shareholders; including:

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

Competition
Our ability to compete is dependent upon many factors which include, among other things, our ability to develop competitive and profitable products, our ability to maintain stable relationships with our contracted IMOs, our ability to maintain low unit costs and our maintenance of adequate financial strength ratings from rating agencies. Principal competitive factors for FIAs are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, cost, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of our products and services. Principal competitive factors for IULs are based on service and distribution channel relationships, price, brand recognition, financial strength ratings of our insurance subsidiaries and financial stability.

For detailed information about revenues, operating income and total assets of our Company, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements beginning on page F-1 in this report.
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
Our current most popular product line is FIAs. Most FIAs have two phases-accumulation and payout. During accumulation, a policyholder’s money is credited with interest linked to specific market indices, while providing principal protection. High surrender charges apply for early withdrawal, typically for seven to fourteen years after purchase. During the payout or distribution phase, the policyholder will receive periodic payments from the annuity. The policyholders are guaranteed minimum values based on state regulation.
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
Deferred Annuities
FIAs. Our FIAs allow contract owners the possibility of earning interest based on the performance of a specified market index, predominantly the S&P 500 Index, without risk to principal. The contracts include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law. A market index tracks the performance of a specific group of stocks representing a particular segment of the market, or in some cases an entire market. For example, the S&P 500 Composite Stock Price Index is an index of 500 stocks intended to be representative of a broad segment of the market. All FIA products allow policyholders to allocate funds once a year among several different crediting strategies, including one or more index-based strategies and a traditional fixed rate strategy.

The value to the contractholder of an FIA contract is equal to the sum of deposits paid, premium bonuses (described below), index credits, up to a cap and a participation rate based on the annual appreciation (based in certain situations on annual point-to-point, monthly point-to-point or monthly average calculations) in a recognized market index less any fees for riders. Caps generally range from 3% to 6% when measured annually and 1% to 3% when measured monthly, and participation rates generally range from 30% to 100% of the performance of the applicable market index. The cap can be reset annually. Certain riders allow for a contractholder to increase their cap for a set fee. As this fee is fixed, the contractholder may lose principal if the index credits received do not exceed the amount of such fee.
Approximately 88% of the FIA sales for Fiscal 2015 involved “premium bonuses” or vesting bonuses. For premium bonuses, we increased the initial annuity deposit by a specified premium bonus of 2% to 3% and a vesting bonus of 1% to 10%. The vesting bonuses are earned over time, which increases the account value when the bonus is settled. We made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
As of September 30, 2015, 39% of our FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the living income benefit available is determined by the growth in the policy's benefit base value as defined in the FIA contract rider. Typically this accumulates for 10 years based on a guaranteed rate of 4% to 10%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that we offer include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0.1% to 1%.
As of September 30, 2015, the distribution of the FIA account values by cap rate and by strategy was as follows:

Cap rate	0% to 2%	2% to 3%	3% to 4%	4% to 5%	5% to 22%	Total
1 year gain trigger	$1	$181	$157	$79	$20	$438
1-2 year monthly average	—	216	323	497	342	1,378
1-3 year monthly point-to-point	2,905	806	278	13	—	4,002
1-3 year annual point-to-point	—	605	689	1,257	511	3,062
3 year step forward	—	—	—	18	135	153
Total	$2,906	$1,808	$1,447	$1,864	$1,008	$9,033
Fixed Rate Annuities. Fixed rate annuities include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by us have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Fixed rate multi-year guaranteed annuities are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at our discretion. For Fiscal 2015, we sold $26 in fixed rate annual reset annuities and $259 of fixed rate multi-year guaranteed annuities. As of September 30, 2015, crediting rates on outstanding (i) single-year guaranteed annuities generally ranged from 2% to 6% and (ii) multi-year guaranteed annuities ranged from 1% to 6%. The average crediting rate on all outstanding fixed rate annuities at September 30, 2015, was 3%.
As of September 30, 2015, the distribution of the fixed rate annuity account values by crediting rate was as follows:

Crediting rate	1% to 2%	2% to 3%	3% to 4%	4% to 5%	5% to 6%
Account value	$44	$210	$2,364	$471	$75

As of September 30, 2015, the multi-year guaranteed annuities expiring guaranty account values, net of reinsurance by year were as follows:

Multi-Year Rate Guaranteed Annuities
Duration by Year:	Account Value
2016	$134
2017	677
2018	285
2019	760
2020	215
Thereafter	77
Total	$2,148
Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to 10% of the prior year’s value, subject to certain limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 0% to 15% of the contract value for FIAs and 0% to 14% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge is 9% for our FIAs and 5% for our fixed rate annuities as of September 30, 2015.
The following table summarizes our deferred annuity account values and surrender charge protection as of September 30, 2015:

	Fixed and Fixed Index Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
SURRENDER CHARGE EXPIRATION BY YEAR
Out of surrender charge	$1,980	14%	—%
2015	268	2%	3%
2016-2017	2,116	15%	5%
2018-2019	2,518	18%	7%
2020-2021	1,430	10%	9%
Thereafter	5,842	41%	11%
Total	$14,154	100%
The policyholder may elect to take the proceeds of the surrender either in a single payment or in a series of payments over the life of the policyholder or for a fixed number of years (or a combination of these payment options). In addition to the foregoing withdrawal rights, policyholders may also elect to have additional withdrawal rights by purchasing a GMWB. These riders provide a GMWB, regardless of index performance, for the life of the contract. However, the benefit may vary based on performance.
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

The following table presents the deposits (also known as “sales”) on annuity policies issued by us for the fiscal years ended September 30, 2015, 2014, and 2013 as well as reserves required by accounting principles generally accepted in the United States of America (“U.S. GAAP Reserves”) as of September 30, 2015, 2014 and 2013:

	September 30, 2015		September 30, 2014		September 30, 2013
	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves
Products
Fixed indexed annuities	$2,185	$12,094	$1,451	$10,767	$983	$9,986
Fixed rate annuities	211	3,249	708	3,192	38	2,708
Single premium immediate annuities	16	2,956	10	3,202	7	3,492
Total	$2,412	$18,299	$2,169	$17,161	$1,028	$16,186
Life Insurance
We currently offer IUL insurance policies and have previously sold term and whole life insurance products. Holders of universal life insurance policies earn returns on their policies which are credited to the policyholder’s cash value account. The insurer periodically deducts its expenses and the cost of life insurance protection from the cash value account. The balance of the cash value account is credited interest at a fixed rate or returns based on the performance of a market index, or both, at the option of the policyholder, using a method similar to that described above for FIAs.
Almost all of the life insurance policies in force, except for the return of premium benefits on term life insurance products, are subject to an arrangement with Wilton Reassurance Company (“Wilton Re”). See “Reinsurance-Wilton Re Transaction” on page 17.
As of September 30, 2015, the distribution of the IUL account values by cap rate and by strategy was as follows:

Cap rate	2.5%-5%	5-7.5%	7.5%-10%	10-12.5%	12.5%+	Total
1 year annual point-to-point, Gold Index	$—	$—	$—	$—	$18	$18
1 year monthly point-to-point, S&P Index	30	—	—	—	—	30
1 year annual point-to-point with 100% par rate, S&P Index	15	6	16	97	38	172
1 year annual point-to-point with 140% par rate, S&P Index	3	2	13	—	—	18
Total	$48	$8	$29	$97	$56	$238
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
Within this business model, we offer our products through a network of approximately 200 IMOs, representing approximately 30,000 agents, and identify our most important IMOs - those who are able to meet certain production targets and qualify for extra-contractual production bonuses - as “Power Partners”. We currently have 31 Power Partners, comprised of 18 annuity IMOs and 13 life insurance IMOs. During Fiscal 2015, these Power Partners accounted for approximately 91% of our annual sales volume. We believe that our relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 14 years.

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

The top five states for the distribution of FGLIC’s products in 2015 were California, Texas, Florida, New Jersey and Michigan, which together accounted for nearly 50% of FGLIC’s premiums.
Investments
We embrace a long-term conservative investment philosophy, investing nearly all the insurance premiums we receive in a wide range of fixed income interest-bearing securities.
Our internal asset management team manages the bulk of the investment portfolio, and with respect to certain asset classes, we utilize experienced third party companies, including our affiliates. As of September 30, 2015, 67% of our $18 billion fixed maturity investment portfolio was managed by our employees, with the 33% balance managed by third parties. Our investment strategy is designed to (i) achieve strong absolute returns, (ii) provide consistent yield and investment income, and (iii) preserve capital. We base all of our decisions on fundamental, bottom-up research, coupled with a top-down view that respects the cyclicality of certain asset classes.
In addition to active management of assets, our Investments department is also responsible for defining portfolio strategy, managing our asset/liability profile and hedging our product guarantees.
The types of assets in which we may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Additionally, we define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration (issuer and sector) risk, and caps on specific asset classes, which in turn establish conservative risk thresholds.
Our investment portfolio consists of high quality fixed maturities, including publicly issued and privately issued corporate bonds, municipal and other government bonds, asset-backed securities ("ABS"), residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS") and commercial mortgage loans ("CMLs"). We also maintain holdings in floating rate, and less rate-sensitive investments, including senior tranches of collateralized loan obligations (“CLOs”), non-agency RMBS, and various types of ABS. It is our expectation that our investment portfolio will broaden in scope and diversity to include other asset classes held by life and annuity insurance writers. We also have a small amount of equity holdings through our funding arrangement with the Federal Home Loan Bank of Atlanta.
Portfolio Activity
Over the last year, we continued to work with our internal asset management team and third party asset managers to broaden the portfolio’s exposure to include United States dollar ("USD") denominated emerging market bonds, highly rated preferred stocks and hybrids, and structured securities including ABS.
As a result of these portfolio repositionings, we currently maintain:

•	a well matched asset/liability profile (asset duration, including cash and cash equivalents, of 6.40 years vs. liability duration of 5.98 years); and

•	a large exposure to less rate-sensitive assets (22% of invested assets).
For further discussion of portfolio activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Portfolio”.
Derivatives
Our FIA contracts permit the holder to elect to receive a return based on an interest rate or the performance of a market index, most typically based on the S&P 500 Index. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA contracts based upon policyholders' contract elections. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. On the respective anniversary dates of the applicable FIA contracts, the market index used to compute the annual index credit under the applicable FIA contract is reset. At such time, we purchase new one-, two-, three-, or five-year call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. The change in the fair value of the call options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA contract’s related reserve liability. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
Outsourcing
We outsource the following functions to third-party service providers:

•	new business administration;

•	service of existing policies;

•	underwriting administration of life insurance applications;

•	call centers;

•	information technology development and maintenance;

•	investment accounting and custody; and

•	hosting of financial systems.
We closely manage our outsourcing partners and integrate their services into our operations. We believe that outsourcing such functions allows us to focus capital and FGL employees on our core business operations and perform differentiating functions, such as investment, actuarial, product development and risk management functions. In addition, we believe an outsourcing model provides predictable pricing, service levels and volume capabilities and allows us to benefit from technological developments that enhance our customer self-service and sales processes.
We outsource our new business and existing policy administration for annuity and life products to Transaction Applications Group, Inc. Under this arrangement, Transaction Applications Group, Inc. manages all of our call center and processing requirements. Our current agreement expires in June 2016.
We have partnered with Hooper Holmes, Inc. (“Hooper Holmes”) to implement our life insurance underwriting policies. Under the terms of the arrangement, Hooper Holmes has assigned FGL a dedicated team of underwriters with Fellow Life Management Institute designations. Underwriting guidelines for each product are established by our Chief Underwriting Officer in collaboration with our actuarial department. Our Chief Underwriting Officer and actuarial department work closely with the applicable reinsurance company to establish or change guidelines. Adherence to underwriting guidelines is managed at a case level through daily underwriting audits conducted by our Chief Underwriting Officer as well as the Hooper Holmes lead underwriter. Every three years, underwriting audits are conducted by our reinsurers. Our current agreement with Hooper Holmes expires in December 2016. We believe that we have a good relationship with our principal outsource service providers.
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
As of September 30, 2015, A.M. Best Company, Fitch, Moody’s and S&P issued financial strength credit and/or ratings and outlook statements regarding FGLH and its wholly owned insurance subsidiaries, FGLIC and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), as listed below. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations under an insurance policy and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
Following the announcement of the proposed Merger, the rating organizations have undertaken a review of our debt ratings and our insurance company subsidiaries’ financial strength ratings. The rating organizations may take various actions, positive or negative, and their actions may not be known until the Merger closes.

	S&P	A.M. Best	Moody's	Fitch
Company
Fidelity & Guaranty Life Insurance Company
Financial Strength Rating	BBB- (10 of 22)	B++ (5 of 16)	Baa3 (10 of 21)	BBB (9 of 21)
Outlook	CreditWatch Developing	Under Review With Developing Implications	Positive	Rating Watch Evolving
Fidelity & Guaranty Life Insurance Company of New York
Financial Strength Rating	BBB- (10 of 22)	B++ (5 of 16)	Not Rated	BBB (9 of 21)
Outlook	CreditWatch Developing	Under Review With Developing Implications	Not Rated	Rating Watch Evolving
Fidelity & Guaranty Life Holdings, Inc. (Senior Unsecured Notes)	BB- (13 of 22)	bb+ (11 of 22)	Ba3 (13 of 21)	BB- (13 of 21)
Outlook	CreditWatch Developing	Under Review With Developing Implications	Positive	Rating Watch Evolving
In addition to the financial strength ratings, rating agencies use an “outlook statement” to indicate a medium or long term trend which, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. A developing outlook is assigned when a rating may be raised, lowered, or affirmed. Outlooks should not be confused with expected stability of the issuer’s financial or economic performance. A rating may have a “stable” outlook to indicate that the rating is not expected to change, but a “stable” outlook does not preclude a rating agency from changing a rating at any time without notice.
A.M. Best, Fitch, Moody’s and S&P review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. While the degree to which ratings adjustments will affect sales and persistency is unknown, we believe if our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business. See “Item 1A. Risk Factors”.

Potential Impact of a Ratings Downgrade
Under some International Swaps and Derivatives Association, Inc. ("ISDA") agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying derivative contracts. Our current rating allows multiple counterparties the right to terminate ISDA agreements, at which time the counterparty would unwind existing positions for fair market value. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. As of September 30, 2015, the amount at risk for ISDA agreements which could be terminated based upon our current ratings was $81, which equals the fair value to us of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Credit Risk and Counterparty Risk”.

In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2015 and 2014, $7 and $188, respectively, of collateral was posted by our counterparties. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $74 and $108 at September 30, 2015 and 2014, respectively.
If the insurance subsidiaries held net short positions against a counterparty, and the subsidiaries’ financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of September 30, 2015 and 2014, we hold no net short positions against a counterparty; therefore, there is currently no potential exposure for us to post collateral.
Risk Management
Risk management is a critical part of our business. We seek to assess risk to our business through a formalized process involving (i) identifying short-term and long-term strategic and operational objectives, (ii) development of risk appetite statements that establish what the company is willing to accept in terms of risks to achieving its goals and objectives, (iii) identifying the levers that control the risk appetite of the company, (iv) establishing the overall limits of risk acceptable for a given risk driver, (v) establishing operational risk limits that are aligned with the tolerances, (vi) assigning risk limit quantification and mitigation responsibilities to individual team members within functional groups, (vii) analyzing the potential qualitative and quantitative impact of individual risks, including but not limited to stress and scenario testing covering over 8 economic and insurance related risks, (viii) mitigating risks by appropriate actions and (ix) identifying, documenting and communicating key business risks in a timely fashion.
The responsibility for monitoring, evaluating and responding to risk is assigned first to our management and employees, second to those occupying specialist functions, such as legal compliance and risk teams, and third to those occupying supervisory functions, such as internal audit and the board of directors.
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
In instances where we are the ceding company, we pay a premium to a reinsurer in exchange for the reinsurer assuming a portion of our liabilities under the policies we issued. Use of reinsurance does not discharge our liability as the ceding company because we remain directly liable to our policyholders and are required to pay the full amount of our policy obligations in the event that our reinsurers fail to satisfy their obligations. We collect reimbursement from our reinsurers when we pay claims on policies that are reinsured. In instances where we assume reinsurance from another insurance company, we accept, in exchange for a reinsurance premium, a portion of the liabilities of the other insurance company under the policies that the ceding company has issued to its policyholders.
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
Wilton Re Transaction
On January 26, 2011, FGL entered into an agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”), pursuant to which Wilton agreed to cause Wilton Re, its wholly owned subsidiary, to enter into certain coinsurance arrangements with FGLIC following the closing of the FGLH Acquisition. Pursuant to the Commitment Agreement, Wilton Re has reinsured a 100% quota share of certain of FGLIC’s policies that are subject to redundant reserves under Regulation XXX and Guideline AXXX, as well as another block of FGLIC’s in-force traditional, and IUL insurance policies.
Wilton Re’s reinsurance of such FGLIC policies has not extinguished FGLIC’s liability with respect to such business because FGLIC remains directly liable to policyholders and is required to pay the full amount of its policy obligations in the event that Wilton Re fails to satisfy its obligations with respect to the reinsured business.
The Front Street Reinsurance Transactions
On December 31, 2012, following regulatory approval, FGLIC entered into a coinsurance agreement (the “Cayman Reinsurance Agreement”) with FSRCI, at the time, an indirectly wholly owned subsidiary of FGL. Pursuant to the Cayman Reinsurance Agreement, FSRCI reinsured a 10% quota share percentage of certain FGLIC annuity liabilities of approximately $1 billion. As of September 30, 2015, ceded reserves are $1 billion. Under the terms of the agreement, FSRCI paid an initial ceding allowance of $15 which was determined to be fair and reasonable according to an independent third-party actuarial firm. The coinsurance agreement is on a funds withheld basis, meaning that funds are withheld by FGLIC from the coinsurance premium owed to FSRCI as collateral for FSRCI’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of FGLIC. The effects of this transaction were eliminated in our consolidated financial statements for the period January 1, 2013 through August 9, 2013. See "Note 13. Reinsurance" to our audited Consolidated Financial Statements.
Effective September 17, 2014, FGLIC entered into a second reinsurance treaty with FSRCI whereby FGLIC ceded 30% of any new business of its multi-year guaranteed annuity ("MYGA") block of business on a funds withheld basis. This treaty was subsequently terminated as to new business effective April 30, 2015, but will remain in effect for policies ceded to FSRCI with an effective date between September 17, 2014 and April 30, 2015. Accordingly, policies issued with an effective date of May 1, 2015 and later will not be ceded to FSRCI.
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
The CARVM Facility. On October 5, 2012, FGLIC entered into a yearly renewable term indemnity reinsurance agreement with Raven Reinsurance Company ("Raven Re"), a wholly owned subsidiary of FGLIC (the “Raven Reinsurance Agreement”), pursuant to which FGLIC ceded a 100% quota share of its CARVM liability for annuity benefits where surrender charges are waived. To collateralize its obligations under the Raven Reinsurance Agreement, Raven Re entered into a reimbursement agreement with Nomura Bank International plc (“NBI”), an affiliate of Nomura Securities International, Inc., and FGL (the “Reimbursement Agreement”) whereby a subsidiary of NBI issued trust notes and NBI issued a $295 letter of credit that, in each case, were deposited into a reinsurance trust as collateral for Raven Re’s obligations under the Raven Reinsurance Agreement (the “NBI Facility”). Pursuant to the NBI Facility, FGLIC takes full credit on its statutory financial statements for the CARVM reserve ceded to Raven Re. The letter of credit facility automatically reduces each calendar quarter by $6. As of September 30, 2015, there was $226 available under the letter of credit facility. The NBI Facility will terminate on September 30, 2017, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGLH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2014, Raven Re’s statutory capital and surplus was $22 in excess of the minimum level required under the Reimbursement Agreement.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk and Counterparty Risk”.

Other Agreements
The F&G Stock Purchase Agreement included a Guarantee and Pledge Agreement, which created a security interest in the equity of FGLH and FGLH’s equity interest in FGL Insurance for the benefit of OM Group (UK) Limited (“OMGUK”) in the event that FGL failed to perform certain obligations under the F&G Stock Purchase Agreement. In the third quarter of 2015, in connection with the settlement of the litigation amongst the Company, HRG and OMGUK, the Guarantee and Pledge Agreement was terminated, and the Company was released from its obligations thereunder.
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
Generally, insurance products underwritten by and rates used by FGLIC and FGL NY Insurance must be approved by the insurance regulators in each state in which they are sold. Those products are also substantially affected by federal and state tax laws. For example, changes in tax law could reduce or eliminate the tax-deferred accumulation of earnings on the deposits paid by the holders of annuities and life insurance products, which could make such products less attractive to potential purchasers. A shift away from life insurance and annuity products could reduce FGLIC’s and FGL NY Insurance’s income from the sale of such products, as well as the assets upon which FGLIC and FGL NY Insurance earn investment income. In addition, insurance products may also be subject to the Employee Retirement Income Security Act of 1974 ("ERISA").
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
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. The Maryland Insurance Administration (“MIA”) completed a routine financial examination of FGLIC for the three-year period ended December 31, 2012, and found no material deficiencies and proposed no adjustments to the financial statements as filed. The NYDFS completed a routine financial examination of FGL NY for the three-year period ended December 31, 2009, and found no material deficiencies and proposed no adjustments to the financial statements as filed. The NYDFS is in the process of completing a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2012.
Additionally, the Vermont Department of Financial Regulation has completed a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012. It found no material deficiencies and proposed no adjustments to the financial statements as filed.
Going forward, FGLIC will be subject to financial and market conduct examinations by the IID, the primary regulatory authority for Iowa domestic life insurance companies.
Dividend and Other Distribution Payment Limitations
The Iowa insurance law and the New York insurance law regulate the amount of dividends that may be paid in any year by FGLIC and FGL NY Insurance, respectively. Each year, FGLIC and FGL NY Insurance may pay a certain limited amount of ordinary dividends or other distributions without being required to obtain the prior consent of the Iowa Insurance Commissioner (“Iowa Commissioner”) or the NYDFS, respectively. However, to pay any dividends or distributions (including the payment of any dividends or distributions for which prior consent is not required), FGLIC and FGL NY Insurance must provide advance written notice to the Iowa Commissioner or the NYDFS, respectively.
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
In recent calendar years, FGLIC has had the dividend capacity and paid dividends to us as set forth in this table:

	2015	2014	2013	2012	2011
FGLIC Ordinary Dividend Capacity	$121	$124	$106	$85	$90
FGLIC Ordinary Dividends Paid	—	—	40	40	40
Any payment of dividends by FGLIC is subject to the regulatory restrictions described above and the approval of such payment by the board of directors of FGLIC, which must consider various factors, including general economic and business conditions, tax considerations, FGLIC’s strategic plans, financial results and condition, FGLIC’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends and its effect on RBC and such other factors the board of directors of FGLIC considers relevant. For example, payments of dividends could reduce FGLIC’s RBC and financial condition and lead to a reduction in FGLIC’s financial strength rating. See “Item 1A. Risk Factors-Risks Relating to Our Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make our products less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations”.
FGL NY Insurance has historically not paid dividends. In 2012, FGL NY Insurance paid a $4 dividend to FGLIC after a determination that, as a result of capital contributions by FGLIC, FGL NY Insurance was overcapitalized.
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

Nevertheless, it may be desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve our financial strength ratings. Our historical RBC ratios are presented in the table below. See “Item 1A. Risk Factors-Risks Relating to Our Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make our product offerings less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations”.

RBC Ratio
As of:
December 31, 2014	388%
December 31, 2013	423%
December 31, 2012	406%
December 31, 2011	371%
Insurance Regulatory Information System Tests
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2014, FGLIC, FGL NY Insurance and Raven Re each had two ratios outside the usual range. FGLIC and Raven Re's IRIS ratio for change in premiums was outside the usual range. FGLIC and FGL NY Insurance's IRIS ratio for change in reserving was outside the usual range. In addition, FGL NY Insurance and Raven Re’s adequacy of investment income also fell outside of the usual range.
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
Most states, including Iowa and New York, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Such laws prevent any person from acquiring control, directly or indirectly, of HRG, FGL, FGLH, FGLIC or FGL NY Insurance unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. In addition, investors deemed to have a direct or indirect controlling interest are required to make regulatory filings and respond to regulatory inquiries. Under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of our voting securities or that of HRG, FGL, FGLH, FGLIC or FGL NY Insurance without the prior approval of the insurance regulators of Iowa and New York will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.
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

Regulation of Investments
FGLIC and FGL NY Insurance are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. We believe that the investment portfolios of FGLIC and FGL NY Insurance as of September 30, 2015 complied in all material respects with such regulations.
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
In 1993, the U.S. Supreme Court issued an opinion in John Hancock Mutual Life Insurance Co. v. Harris Trust and Savings Bank, holding that certain contractholder funds held by John Hancock Mutual Life Insurance Company in its general account under a participating group annuity contract were “plan assets”, and therefore, subject to ERISA’s fiduciary provisions. However, under Section 401(b)(2) of ERISA, if an insurance company issues a guaranteed benefit policy to a plan, the assets of the plan are deemed to include the policy, but do not, solely by reason of the issuance of the policy, include any assets of the insurance company. Section 401(b)(2)(B) of ERISA defines the term “guaranteed benefit policy” to mean an insurance policy or contract to the extent such policy or contract provides for benefits the amount of which is guaranteed by the insurer. FGL and its insurance subsidiaries intend that their annuity contracts and life insurance policies qualify as guaranteed benefit policies as defined by Section 401(b)(2)(B) as further interpreted by court decisions and the U.S. Department of Labor ("DOL").
Employees
As of September 30, 2015, we had approximately 220 employees. We believe that we have a good relationship with our employees. In addition, our voluntary attrition has been below 9% for the past four years, which is also an indicator of an engaged and motivated workforce.
FGL Available Information
FGL’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available, free of charge, on or through the “Investor Relations” portion of our Internet website https://home.fglife.com. The public may read and copy any materials that the Company has filed with the SEC at the SEC's Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330. Reports filed with or furnished to the SEC will also be available as soon as reasonably practicable after they are filed with or furnished to the SEC and are available over the Internet at the SEC's website at http://www.sec.gov.

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

Risk factors related to the proposed merger with Anbang are as follows:
The Merger is subject to various closing conditions, including regulatory approvals
On November 8, 2015, FGL entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among FGL, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a Delaware corporation and a wholly-owned subsidiary of Anbang (“Parent”), and AB Merger Sub, Inc., a Delaware corporation and a newly formed, wholly-owned subsidiary of Parent (“Merger Sub”). Completion of the Merger is subject to various closing conditions, including, but not limited to, (1) the information statement to be filed by FGL with the SEC in connection with the Merger shall have been cleared by the SEC and shall have been sent to stockholders of FGL (in accordance with Regulation 14C under the Exchange Act at least 20 days prior to the closing, (2) the absence of any law or order enacted, issued or enforced that is in effect and that makes the consummation of the Merger illegal, prevents, prohibits, restrains or enjoins the consummation of the Merger and (3) obtaining the requisite approvals from the Iowa Insurance Division, New York Department of Financial Services, Vermont Department of Financial Regulation, China Insurance Regulatory Commission and the Committee on Foreign Investment in the United States. A number of the closing conditions are outside of our control and we cannot predict with certainty whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome. Despite our best efforts, we may not be able to satisfy the various closing conditions or obtain the necessary waivers or approvals in a timely fashion or at all, in which case the Merger would be prevented or delayed.

Failure to timely complete the Merger could adversely impact our stock price, business, financial condition and results of operations

A failure to complete the Merger on a timely basis or at all could result in negative publicity and cause the price of our common stock to decline, in particular because our current stock price reflects a market assumption that the Merger will occur. In addition, as a result of the announcement of the Merger Agreement, trading in our stock has increased substantially. If the Merger is not consummated, the investment goals of our stockholders may be materially different than those of our stockholders on a pre-Merger announcement basis. In addition, we will remain liable for significant transaction costs that will be payable even if the Merger is not completed and could also be required to pay a termination fee to Anbang in specific circumstances.

The pending Merger and operating restrictions contained in the Merger Agreement could adversely affect our business and operations

The proposed Merger and certain interim operating covenants that govern the conduct of our business during the pendency of the Merger could cause disruptions to the Company’s business and business relationships, which could have an adverse impact on the Company’s results of operations, liquidity and financial condition. For example, the attention of the Company’s management may be directed to Merger-related considerations, the Company’s current and prospective employees may experience uncertainty about their future roles with the Company, which may adversely affect our ability to retain and hire key personnel, and parties with which the Company has business relationships, including customers, potential customers and distributors, may experience uncertainty as to the future of such relationships and seek alternative relationships or seek to alter their present business relationships with us in a manner that negatively impacts the Company.

Shareholder litigation against the Company, our directors and/or Anbang could delay or prevent the Merger and cause us to incur significant costs and expenses
Transactions such as the Merger are often subject to lawsuits by shareholders. Conditions to the closing of the Merger require that no law or order must have been enacted, issued or enforced and in effect, that would make the consummation of the Merger illegal, prevent, prohibit, restrain or enjoin the consummation of the Merger. We cannot provide assurance as to the outcome of any potential lawsuits, including the costs associated with defending the claims or any other liabilities that may be incurred in connection with the litigation or settlement of lawsuits.

Risks Relating to Our Business
Our results of operations and financial condition depend on the accuracy of a broad range of assumptions and estimates made by our management.
We make certain assumptions and estimates regarding mortality, persistency, expenses, interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance and other factors related to our business and anticipated results. We rely on these assumptions and estimates to determine the amounts of deferred acquisition cost (“DAC”) and value of business acquired (“VOBA”), policy liabilities and accruals, future earnings and various components of our consolidated balance sheet. These assumptions are also used in making decisions crucial to the operation of our business, including the pricing of products and expense structures related to products. The calculations we use to estimate various components of our balance sheet and consolidated statement of operations are necessarily complex and involve analyzing and interpreting large quantities of data. The assumptions and estimates required for these calculations involve judgment and by their nature are imprecise and subject to changes and revisions over time. These assumptions and estimates incorporate many factors, none of which can be predicted with certainty. To the extent our actual experience and changes in estimates differ from original estimates and assumptions, our business, Consolidated Statement of Operations and financial condition may be materially adversely affected. Accordingly, our results may be adversely affected by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.
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
For example, expectations that our investments in RMBS and CMBS will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and considering the performance of the underlying assets. We have non-agency RMBS holdings of $2 billion as of September 30, 2015. It is possible that the collateral underlying these investments will not meet performance expectations and the lower performance levels may lead to adverse changes in the cash flows on our holdings of these types of securities. This could lead to potential future other-than-temporary impairments ("OTTI") within our portfolio of these securities. In addition, expectations that our investments in corporate securities or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. It is possible that issuers of corporate securities in which we have invested will perform worse than current expectations. Such events may lead us to recognize potential future OTTI within our portfolio of corporate securities. We recorded OTTI charges of approximately $82 and $1 for the fiscal years ended September 30, 2015 and 2014, respectively. It is also possible that unanticipated events would lead us to dispose of certain of those holdings and recognize the effects of any market movements in our financial statements.
A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency, could make our product offerings less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations.
Various nationally recognized rating agencies review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contractholder obligations. These ratings are important to maintaining public confidence in our products, our ability to market our products and our competitive position. Any downgrade or other negative action by a rating agency with respect to the financial strength ratings of our insurance subsidiaries could have a materially adverse effect on us in many ways, including the following:

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
Rating agencies assign ratings based upon several factors. While most of these factors relate to the rated company, some factors relate to the views of the rating agency, general economic conditions and circumstances outside the rated company’s control. In addition, rating agencies use various models and formulas to assess the strength of a rated company, and from time to time rating agencies have, in their discretion, altered the models and may do so in the future in ways that negatively impact the financial strength ratings of our insurance subsidiaries and make it more difficult to maintain or obtain comparable ratings going forward. As rating agencies continue to evaluate the financial services industry, it is possible that rating agencies will heighten the level of scrutiny that they apply to financial institutions, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate and potentially adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. It is possible that the outcome of any such review of us would have additional adverse ratings consequences, which could have a material adverse effect on our results of operations, financial condition and liquidity. We may need to take actions in response to changing standards or capital requirements set by any of the rating agencies which could cause our business and operations to suffer. If the financial strength ratings of our insurance subsidiaries are downgraded, we anticipate that our sales of new policies will be adversely impacted and that we could experience substantial surrenders of existing policies. In order to improve or maintain their financial strength ratings, our insurance subsidiaries may limit the amount of dividends that they would otherwise pay to us. In that regard, we may, among other things, implement business strategies to improve the RBC ratio of our insurance subsidiaries to a level anticipated by the rating agencies to maintain or improve our current rating. If we are unable to achieve this level, we may limit dividend payments from FGLIC to the extent necessary. We cannot guarantee these measures will be successful, and if FGLIC fails to maintain such a target RBC ratio, its financial strength rating could suffer. We cannot predict what actions rating agencies may take in the future, and failure to improve or maintain current financial strength ratings could adversely affect our financial condition and results of operations.
Following the announcement of the proposed Merger, the rating organizations have undertaken a review of our debt ratings and our insurance company subsidiaries’ financial strength ratings. The rating organizations may take various actions, positive or negative, and their actions may not be known until the Merger closes.
We are required to maintain minimum ratings as a matter of routine practice under our over-the-counter derivative agreements on forms promulgated by the ISDA. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying derivative contracts. Our current rating allows multiple counterparties the right to terminate ISDA agreements. As of September 30, 2015, the amount at risk for ISDA agreements which could be terminated based upon our current ratings was $81, which equals the fair value to us of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2015 and 2014, $7 and $188, respectively, of collateral was posted by our counterparties. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $74 and $108 at September 30, 2015 and 2014, respectively.

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
We and HRG may be the target of future litigation, law enforcement investigations or increased regulatory scrutiny.
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
On August 19, 2013, the SEC announced that Philip A. Falcone, then the Chairman and Chief Executive Officer of HRG, Harbinger Capital Partners LLC (“HCP”) and certain of its affiliated entities (together with HCP, the “HCP Parties”) agreed to a settlement with the SEC (the "SEC Settlement") to resolve all matters related to two pending civil actions filed by the SEC against the HCP Parties. Neither FGL nor any of our directors, officers or subsidiaries were involved in the SEC Settlement or any of the implicated activities. Neither Mr. Falcone nor any employee of HCP is a director or officer of us or any of our subsidiaries. Nevertheless, in connection with the SEC Settlement, on October 7, 2013, the NYDFS announced an agreement with Mr. Falcone, HRG, FGLH and FGL NY Insurance that Mr. Falcone will not exercise control, within the meaning of New York insurance law, over FGL NY Insurance or any other New York-licensed insurer for seven years (the “NYDFS commitment”). Pursuant to the NYDFS commitment, neither Mr. Falcone nor any employee of HCP shall serve as one of our officers or directors, or of any of our subsidiaries, nor may they be involved in any investment decisions made by us or our subsidiaries. Mr. Falcone resigned as Chairman and Chief Executive Officer of HRG effective December 1, 2014. Under the NYDFS commitment, FGLH also agreed to maintain FGL NY Insurance’s RBC level at no less than 225% company action level RBC ratio, and to establish a trust account funded with $19 of cash or eligible securities to support that agreement. FGL NY Insurance agreed to file quarterly estimated RBC reports in addition to the annual reports required by law.
We do not expect the SEC settlement, the NYDFS commitment or the agreement described below with the Iowa Commissioner to have any direct material impact on our business and operations. However, we cannot be certain that our business will not suffer indirect consequences in dealing with third parties as a result of the publicity and the facts surrounding the SEC settlement and the fines imposed by the SEC on the HCP Parties, including potential counterparties and regulators who may be concerned about the implications of the SEC settlement. We also cannot be certain of what impact on our license or operations we could experience if the parties to the NYDFS commitment do not perform to NYDFS’ satisfaction.
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
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. The regulator in FGLIC’s previous state of domicile, the MIA, completed a routine financial examination of FGLIC for the three-year period ended December 31, 2012. The NYDFS completed a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2009 and is completing December 31, 2012, and the Vermont Department of Financial Regulation completed a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012. FGLIC is currently the subject of ten ongoing market conduct examinations or inquiries in various states. While FGLIC does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business, market conduct examinations can result in monetary fines or remediation and generally require FGLIC to devote significant resources to the management of such examinations. As a result of its re-domestication to Iowa, FGLIC will become subject to financial and market conduct examinations by the IID, the primary regulatory authority for Iowa domestic life insurance companies.
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
Federal Regulation
We may also be subject to regulation by the DOL when providing a variety of products and services to employee benefit plans governed by ERISA. In April 2015, the DOL released a notice of proposed rulemaking to revamp the ERISA conflict of interest rules. The proposed rule would impose fiduciary duties on anyone getting paid for advice related to a retirement investment decision, which would include insurance agents. In addition, we have become aware that in April 2015, U.S. Senator Elizabeth Warren sent letters to fifteen annuity providers, which inquired about perquisites and other incentives they give to third-party brokers, dealers and agents who sell their products. We did not receive such a letter, however, we cannot predict the outcome of Ms. Warren’s inquiry. Severe penalties are imposed for breaches of duty under ERISA, and we cannot predict whether the proposed DOL rule will ultimately be adopted, what changes may be made to it prior to adoption, or how the rule would impact our business if it were adopted.
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
Our insurance subsidiaries cede material amounts of insurance and transfer related assets and certain liabilities to other insurance companies through reinsurance. For example, a material amount of reinsured liabilities are concentrated with Wilton Re and FSRCI. As of September 30, 2015, the amount recoverable from Wilton Re and FSRCI was $1,493 and $1,227, respectively. Given our significant concentration of reinsurance with Wilton Re, if Wilton Re fails to perform its obligations under the various reinsurance treaties, such failure could have a material impact on our financial position. See “Business- Reinsurance-Wilton Re Transaction”. However, notwithstanding the transfer of related assets and certain liabilities, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed. Accordingly, we bear credit risk with respect to our reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with us could materially adversely affect our business, financial condition and results of operations. To mitigate the counterparty risk for the FSRCI transaction, the assets are held on FGLICs balance and are used as collateral in the event of a failure. For Wilton Re, A+ rated from Fitch, we monitor the credit rating. During 2014 Wilton Re announced their purchase by Canadian Pension Plan Investment Board, ("CCIB"), an AAA rated organization. With the capital resources of CCIB behind Wilton Re, we believe the counterparty risk is low. See “Business- Reinsurance-Wilton Re Transaction”.
Our ability to compete is dependent on the availability of reinsurance or other substitute financing solutions, both of which could involve the use of reinsurance affiliates referred to generally as “captives”. Premium rates charged by us are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, the reinsurer may increase the rate it charges us for the reinsurance. Therefore, if the cost of reinsurance were to increase, if reinsurance were to become unavailable on commercially reasonable terms or at all, if alternatives to reinsurance were not available to us, if the use of captives were materially restricted through regulation, including certain general proposals currently under consideration by the NAIC, our business, financial condition and results of operations could be materially adversely affected.
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
If state insurance regulators restrict the use of captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products, to manage the associated risks and to deploy capital efficiently, could be adversely affected, or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations.
Interest rate fluctuations and withdrawal demands in excess of our assumptions could negatively affect our business, financial condition and results of operations.
We offer certain products that allow policyholders to withdraw their funds under defined circumstances. In order to meet such funding obligations, we manage our liabilities and configure our investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. However, in order to provide necessary long-term returns, a certain portion of our assets are relatively illiquid. There can be no assurance that withdrawal demands will match our estimation of withdrawal demands. As interest rates increase, we are exposed to the risk of financial disintermediation through a potential increase in the number of withdrawals. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, whether as a result of interest rate movements, financial strength downgrades or otherwise, we could exhaust our liquid assets and be forced to liquidate other less liquid assets, possibly at a loss or on other unfavorable terms, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we may experience spread compression, and a loss of anticipated earnings, if credited interest rates are increased on renewing contracts in an effort to decrease or manage withdrawal activity.
Interest rates are subject to volatility and fluctuations. For the past several years, interest rates have trended downwards to historically low levels. In order to meet our policy and contractual obligations, we must earn a sufficient return on our invested assets. A prolonged period of historically low rates or significant changes in interest rates could expose us to the risk of not achieving sufficient return on our invested assets by not achieving anticipated interest earnings, or of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts. Additionally, a prolonged period of low interest rates in the future may lengthen liability maturity, thus increasing the need for a re-investment of assets at yields that are below the amounts required to support guarantee features of our contracts. Both rising and declining interest rates can negatively affect our interest earnings and spread income (the difference between the returns we earn on our investments and the amounts we must credit to policyholders and contractholders). While we develop and maintain asset liability management (“ALM”) programs and procedures designed to mitigate the effect on interest earnings and spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not materially adversely affect our business, financial condition and results of operations.

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
During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. Increases in crediting rates, as well as surrenders and withdrawals, could have a material adverse effect on our business, financial condition and results of operations. In addition, if long-term interest rates rise dramatically within a six- to twelve-month time period, certain of our products may be exposed to disintermediation risk. Higher interest rates may increase the cost of debt and other obligations having floating rate or rate reset provisions and may result in lower sales of other products. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio which will decrease our accumulated other comprehensive income and shareholders’ equity. Our gross unrealized loss on our available for sale ("AFS") portfolio was $498 as of September 30, 2015 compared to $110 as of September 30, 2014.
Our investments are subject to market and credit risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.
Our invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of extreme volatility or disruption in the financial and credit markets could increase these risks. Underlying factors relating to volatility affecting the financial and credit markets could have a material adverse impact on our results of operations or financial condition.
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
Significant continued financial and credit market volatility, changes in interest rates, credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments and declines in general economic conditions, either alone or in combination, could have a material adverse impact on our results of operations, financial condition or cash flows through realized losses, OTTI, changes in unrealized loss positions and increased demands on capital. As of September 30, 2015 and 2014, we had gross unrealized losses on our AFS portfolio of $498 and $110, respectively. In addition, our investment portfolio is concentrated in certain industries. As of September 30, 2015 and 2014, our most significant investment in one industry was our investment securities in the banking industry with a fair value of $1,979 and $2,240, or 10% and 12%, respectively, of the invested assets portfolio. Our holdings in this industry include investments in 83 and 85 different issuers as of September 30, 2015 and 2014, respectively, with the top ten investments accounting for 39% and 40% of the total holdings in this industry as of September 30, 2015 and 2014, respectively. In addition, market volatility can make it difficult for us to value certain of our assets, especially if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on our results of operations or financial condition.
We are exposed to credit loss in the event of non-performance by our counterparties on call options. We seek to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that we will not suffer losses in the event of counterparty non-performance. As of September 30, 2015 and 2014, $7 and $188, respectively, of collateral was posted by our counterparties. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $74 and $108 at September 30, 2015 and 2014, respectively. See "Note 5. Derivative Financial Instruments" to our audited Consolidated Financial Statements for further discussion of credit risk.
Equity market volatility could negatively impact our business.
Equity market volatility can negatively affect our revenues and profitability in various ways, particularly as a result of guaranteed minimum withdrawal or surrender benefits in our products. The estimated cost of providing GMWB incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our revenues and net income. The rate of amortization of DAC and VOBA costs relating to FIA products and the cost of providing guaranteed minimum withdrawal or surrender benefits could also increase if equity market performance is worse than assumed, hence materially and adversely impacting our results of operations and financial condition.
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
We rely significantly on various third parties to provide services for our business operations. As such, our results may be affected by the performance of those other parties. For example, we are dependent upon independent distribution channels to sell our products, third parties to perform policy administration and underwriting functions, and independent consultants to perform actuarial analyses and to manage certain of our assets. Additionally, our operations are dependent on various service providers and on various technologies, some of which are provided or maintained by certain key outsourcing partners and other parties.
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

We retain confidential information in our information technology systems and those of our business partners, and we rely on industry standard commercial technologies to maintain the security of those systems. Despite our implementation of network security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. While we perform annual penetration tests and have adopted a number of measures to protect the security of customer and company data and have not experienced a successful cyber-attack, there is no guaranty that such an attack will not occur or be successful in the future. Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personally identifiable customer information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. In addition, an increasing number of jurisdictions require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of our information technology systems that results in inappropriate access, use or disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny or significant civil and criminal liability and require us to incur significant technical, legal and other expenses.
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

Accounting rules, changes to accounting rules, or the grant of permitted accounting practices to competitors could negatively impact us.
We are required to comply with U.S. GAAP. A number of organizations are instrumental in the development and interpretation of U.S. GAAP, such as the SEC, the Financial Accounting Standards Board (“FASB”) and the American Institute of Certified Public Accountants. U.S. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. We cannot assure you that future changes to U.S. GAAP will not have a negative impact on us. U.S. GAAP includes the requirement to carry certain assets and liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in our consolidated financial statements.

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
A general economic slowdown could adversely affect us in the form of changes in consumer behavior and pressure on our investment portfolios. Concerns over the Federal Reserve’s stimulus plan, the slow economic recovery, the level of U.S. national debt, the global economic concerns and financial sector issues, sluggish job growth and wage stagnation, the availability and cost of credit, the U.S. housing market, inflation levels, and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. Our top five states for the distribution of our products are California, Texas, Florida, New Jersey and Michigan, and, as a result, any adverse economic developments in these states could have an adverse impact on our business. As a result of these and other concerns, consumer behavior could change, potentially resulting in decreased demand for our products and elevated levels of policy lapses, policy loans, withdrawals and surrenders. In addition, our investments, including investments in mortgage-backed securities, could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in our investment portfolio.

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
In addition, lower persistency may result in higher or more rapid amortization of VOBA costs, which would result in higher unit costs and lower reported earnings. Although many of our products contain surrender charges, such charges decrease over time and may not be sufficient to cover the unamortized DAC and VOBA costs with respect to the insurance policy or annuity contract being surrendered. Refer to the deferred annuity account values and surrender charge protection disclosure included within "Item 1. Business, Fixed Rate Annuities."
There may be adverse consequences if the independent contractor status of our IMOs is successfully challenged.
We sell our products through a network of approximately 200 IMOs representing approximately 30,000 independent agents and managing general agents. We currently treat these IMOs as independent contractors who own their own businesses. However, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status of the IMOs are subject to change or interpretation by various authorities. If a federal, state or local authority or court enacts legislation or adopts regulations or adopts an interpretation that changes the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs in complying with such laws, regulations or interpretations, including, in respect of tax withholding, social security payments and recordkeeping, or we could be held liable for the actions of such independent contractors or may be required to modify our business model, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, there is the risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state or local tax or employment laws. Further, if it were determined that our IMOs should be treated as employees, we could possibly incur additional liabilities with respect to any applicable employee benefit plan.
If we are unable to attract and retain national marketing organizations and independent agents, sales of our products may be reduced.
We must attract and retain our network of IMOs and independent agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. Our most important IMOs (those who are able to meet certain production targets) are referred to as “Power Partners”. We currently have 31 Power Partners that accounted for approximately 91% of our Fiscal 2015 sales volume. There can be no guaranty that such relationships will continue in the future. If we are unable to attract and retain sufficient marketers and agents to sell our products, our ability to compete and our revenues would suffer.
We may be subject to an additional tax as a personal holding company on future undistributed personal holding company income if we generate passive income in excess of operating expenses (subject to certain exclusions relating to our life insurance subsidiaries).
Section 541 of the Code subjects a corporation (not including a life insurance corporation) that is a “personal holding company” (“PHC”) to a 20% tax on “undistributed personal holding company income” in addition to a corporation’s normal income tax. A corporation (not including a life insurance corporation) is also generally is considered to be a PHC if (i) at least 60% of its adjusted ordinary gross income (excluding dividends paid by any non-consolidated life insurance subsidiary) is PHC Income (defined below) and (ii) more than 50% in value of its outstanding stock is owned, directly or indirectly, by five or fewer individuals (including, for this purpose, certain organizations and trusts) at any time during the last half of the taxable year. Personal holding company income (“PHC Income”) is comprised primarily of passive investment income (but does not include non-passive income such as insurance premiums or dividends paid by any non-consolidated life insurance subsidiary) plus, under certain circumstances, personal service income.
So long as individuals and their affiliates hold (directly or by attribution) more than 50% in value of our outstanding common stock, including through ownership of the outstanding common stock of HRG at any time during any future tax year, it is possible that we will be a PHC if at least 60% of our adjusted ordinary gross income consists of PHC Income (taking into account the rules and exclusions discussed above). In the past, we have not incurred the PHC tax. However, there can be no assurance that we will not be subject to this tax in the future, which, in turn, may materially and adversely impact our financial position, results of operations, cash flows and liquidity.
The agreements and instruments governing our debt contain significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities.
The indenture governing the 6.375% senior notes due 2021 (the “Senior Notes”) issued by FGLH and the three-year $150 unsecured revolving credit facility (the “Credit Agreement”); each contains various restrictive covenants which limit, among other things, FGLH’s ability to:

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
Conflicts of interest could arise with respect to transactions involving business dealings between us and HRG or its affiliates, including FSRCI.
HRG beneficially owns (directly or indirectly) a majority of the outstanding shares of our common stock. In addition to being our majority stockholder, HRG also owns a number of other companies, some of which we engage with in business dealings from time to time, including FSRCI, Salus, Energy Infrastructure Corp ("EIC"), and CorAmerica. As a result, conflicts of interest could arise with respect to transactions involving business dealings between us and HRG or its affiliates, including potential business transactions and potential acquisitions of businesses or properties.
We have entered into business transactions with unaffiliated third-party borrowers through Salus and would be adversely affected if third-party borrowers were unable to meet their obligations.

We maintain exposure to senior secured asset-based loans to unaffiliated third-party borrowers through loans originated by Salus, a company indirectly owned by HRG.  FGLIC has not participated in any new originations to asset-based loans through Salus since October 2014, and this portfolio has been winding down as exposures mature and borrowers refinance.  As of September 30, 2015, $110 of such loans were outstanding. We currently estimate that this portfolio will be largely paid down by the end of calendar year 2017.

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
The market price of our common stock may fluctuate significantly in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-K, the factors that could affect our stock price are:

•	industry or general market conditions;

•	domestic and international political and economic factors unrelated to our performance;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•	action by institutional shareholders or other large shareholders, such as HRG, including sales of large blocks of common stock;

•	speculation in the press or investment community;

•	changes in investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships;

•	changes in our capital structure, such as future sales of our common stock or other securities;

•	changes in applicable laws, rules or regulations, regulatory actions affecting us and other dynamics; and

•	additions or departures of key personnel.
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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of September 30, 2015, we have 58,871 thousand outstanding shares of common stock. The 9,750 thousand shares sold pursuant to the Company’s initial public offering ("IPO") on December 13, 2013, as well as the additional 1,463 thousand options granted to the underwriters that was subsequently exercised, became immediately tradable without restriction under the Securities Act unless held by “affiliates”, as that term is defined in Rule 144 under the Securities Act of 1933, as amended (“Securities Act”). The remaining 47,000 thousand shares of common stock outstanding are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144. We also have entered into a registration rights agreement with HRG pursuant to which HRG is able to require us to register shares it holds for resale. We have filed and intend to file registration statements under the Securities Act to register the shares of common stock to be issued under our 2013 Stock Incentive Plan, as amended (the “Omnibus Plan”) and, as a result, all shares of common stock acquired upon exercise of stock options and vesting of unvested restricted shares granted under the Omnibus Plan will also be freely tradable under the Securities Act, unless purchased by our affiliates. A total of 2,838 thousand shares of common stock are reserved for issuance under the Omnibus Plan. At September 30, 2015, 1,336 thousand shares remain available for future issuance under the Omnibus Plan.
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
Under our amended and restated certificate of incorporation, HRG and its affiliates, including in some circumstances, any of our directors and officers who is also a director, officer, employee, member or partner of HRG and its affiliates, have no obligation to offer us corporate opportunities.
The policies relating to corporate opportunities and transactions with HRG are set forth in our amended and restated certificate of incorporation, address potential conflicts of interest between us, on the one hand, and HRG and its affiliates on the other hand. Our certificate of incorporation provides that HRG and its affiliates, including in some circumstances, any of our directors and officers who is also a director, officer, employee, member or partner of HRG and its affiliates, will not have any obligation to present to us, and HRG may separately pursue, or present to other of its subsidiaries, corporate opportunities of which they become aware, even if those opportunities are ones that we would have pursued if granted the opportunity. This includes FSRCI, which may, for example, be interested in pursuing acquisitions of blocks of business or insurance companies that we may also be interested in pursuing. By becoming one of our shareholders, holders of our common stock will be deemed to have notice of and have consented to these provisions of our certificate of incorporation. Although these provisions are designed to resolve conflicts between us and HRG and our respective affiliates fairly, conflicts may not be so resolved.
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
Prior to our IPO in December 2013, we operated as a private company, or as a subsidiary of a public company, and were not subject to the same financial and other reporting and corporate governance requirements as a public company. Since the IPO, we became required to file annual, quarterly and other reports with the SEC. We are required to prepare and timely file financial statements that comply with SEC reporting requirements. We are also subject to other reporting and corporate governance requirements under the listing standards of the New York Stock Exchange (“NYSE”) and the Sarbanes-Oxley Act of 2002, which impose significant compliance costs and obligations upon us. The changes necessitated by being a public company require a significant commitment of additional resources and management oversight which increases our operating costs. These changes also continue to place significant additional demands on our finance and accounting staff, which may not have prior public company experience or experience working for a newly public company, and on our financial accounting and information systems. We have hired and in the future may hire additional accounting and financial staff with public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to:

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
In 1992, The Committee of Sponsoring Organization of the Treadway Commission ("COSO") developed an integrated framework for the design and evaluation of organization internal controls over financial reporting. Public companies have used the framework to evaluate and document the effectiveness of the internal control systems. In May of 2013, the COSO Board adopted an updated framework which will supersede the COSO 1992 framework for year ends after December 15, 2014. The revised framework is designed to address global, more complex and technology driven companies, creates greater transparency for investors and helps to meet more regulatory oversight. As a September 30th filer, we implemented the revised framework for Fiscal Year 2015.
Even if HRG sells sufficient common stock in the future so that it is no longer our majority shareholder, anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.
Our certificate of incorporation and by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that shareholders may consider favorable in the event that HRG sells sufficient stock in the future so that it is no longer our majority shareholder. For example, our amended and restated certificate of incorporation and amended and restated by-laws:

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

•	limit the ability of shareholders to remove directors;

•

•	provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;

•	prohibit shareholders from calling special meetings of shareholders if HRG ceases to own at least 50% of the outstanding shares of our common stock;

•
prohibit shareholder action by written consent, thereby requiring all actions to be taken at a meeting of the shareholders, if HRG ceases to own at least 50% of the outstanding shares of our common stock;

•	establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our shareholders; and

•
require the approval of holders of at least 66 2/3% of the outstanding shares of our common stock to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of incorporation if HRG ceases to own at least 50% of the outstanding shares of our common stock.

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
HRG directly or indirectly holds more than 50% of our common stock, so we qualify as a “controlled company” within the meaning of the corporate governance rules of the NYSE. Under these rules, a company may elect not to comply with certain corporate governance requirements, including:

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
We utilize certain of these exemptions and intend to continue to do so. As a result, we do not have a majority of independent directors, and our compensation committee and nominating and corporate governance committee do not consist entirely of independent directors, however, such board committees do perform annual performance evaluations even though they are not required to do so by NYSE listing standards.
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
HRG beneficially owns (directly or indirectly) approximately 81% of the outstanding shares of our common stock. As a result, HRG is in a position to exercise significant influence over all matters requiring shareholder approval for the foreseeable future, including decisions regarding extraordinary business transactions, fundamental corporate transactions, appointment of members of our management, election of directors and our corporate and management policies.
Even if HRG reduces its beneficial ownership below 50% of our outstanding common stock, it will likely still be able to assert significant influence over our board of directors and certain corporate actions. HRG has the ability to designate for nomination for election at least a majority of our directors as long as HRG owns at least 50% of our common stock.
Because HRG’s interests may differ from your interests, actions HRG takes as our controlling shareholder or as a significant shareholder may not be favorable to you. For example, the concentration of ownership held by HRG could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another shareholder may otherwise view favorably. Other potential conflicts could arise, for example, over matters such as employee retention or recruiting, or our dividend policy.

Item 2. Properties
We lease our headquarters at 601 Locust Street, Des Moines, Iowa, and sublease properties in Baltimore, Maryland and Lincoln, Nebraska for legal, claims and processing needs. Such leases expire December 2020, May 2021 and January 2017 respectively. We believe our existing facilities are suitable and adequate for our present purposes.

Item 3. Legal Proceedings
See "Note 12. Commitments and Contingencies" to our audited Consolidated Financial Statements.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE and trades under the symbol “FGL.” The high and low sales prices for our common stock for each quarterly period for the last year are shown in the following table.

	High	Low
Year ended September 30, 2015
First Quarter	$26.59	$20.12
Second Quarter	24.85	20.50
Third Quarter	24.24	20.53
Fourth Quarter	27.41	23.01
As of October 1, 2015, there were approximately 20 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name. In the years ended September 30, 2015 and 2014, we paid total cash dividends of $0.26 and $1.11, respectively, per share, on our common stock. Fiscal 2015 dividends were paid to shareholders during December 2014, March 2015, June 2015 and August 2015. Fiscal 2014 dividends consisted of a special dividend paid to HRG in December 2013 at the time of the Company's IPO, and three dividends paid to shareholders during March 2014, May 2014, and August 2014.We intend to continue to pay cash dividends on such shares so long as we have sufficient capital and/or future earnings to do so, while retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Further determination as to dividend policy will be made by our board of directors, based on our future earnings, capital requirements, financial condition, future prospects and any other factors our board of directors may deem relevant.
Share Repurchases
On September 2, 2014, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of the Company's outstanding shares of common stock over the next 12 months. As of September 30, 2015, the repurchase program has been completed. The following table sets forth information with respect to purchases of the Company's stock made during the year ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
First quarter
December 1, 2014 through December 31, 2014	51,115	$24.53	38,724	461,276
Total	51,115	$24.53	38,724	461,276
Second quarter
January 1, 2015 through January 31, 2015	245,258	$22.59	245,258	216,018
February 1, 2015 through February 28, 2015	149,147	21.52	149,147	66,871
March 1, 2015 through March 31, 2015	17,874	20.96	17,874	48,997
Total	412,279	$22.13	412,279	48,997
Third quarter
April 1, 2015 through April 30, 2015	14,600	$20.95	14,600	34,397
May 1, 2015 through May 31, 2015	34,397	20.92	34,397	—
June 1, 2015 through June 30, 2015	—	—	—	—
Total	48,997	$20.93	48,997	—

Total	512,391	$21.66	500,000	—

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
The following graph shows a comparison from December 13, 2013 (the date our common stock commenced trading on the NYSE) through September 30, 2015 of the cumulative total return for our common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the S&P 500 Life & Health Insurance Index. The graph assumes that $100 was invested at the market close on December 13, 2013 in common stock of Fidelity & Guaranty Life, the S&P 500 Index and the S&P 500 Life & Health Insurance Index and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of 22 Month Cumulative Total Return
Assumes Initial Investment of $100
September 2015
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
12/13/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
Fidelity & Guaranty Life
S&P 500 Index
S&P 500 Life & Health Insurance Index

Item 6. Selected Financial Data

We have prepared the following selected financial data as of and for (i) the years ended September 30, 2015, 2014, 2013, 2012, (ii) the period from April 6, 2011 through September 30, 2011 which represents a stub period subsequent to the FGLH Acquisition, and (iii) and the period of January 1, 2011 through April 5, 2011 which represents the period prior to the FGLH Acquisition. For financial statement purposes, FGLH has been identified as the predecessor and FGL as the successor. We have derived the predecessor financial and operating data from the consolidated financial statements of FGLH and the successor financial and operating data from the audited consolidated financial statements of FGL.

	Fidelity & Guaranty Life (Successor)					Fidelity & Guaranty Life Holdings, Inc. (Predecessor)
	Year Ended September 30,				Period From	Period From
(In millions, except share data)	2015	2014	2013 (b)	2012	April 6, 2011 - September 30, 2011	January 1, 2011 - April 5, 2011

SUMMARY OF OPERATIONS
Total operating revenues	$961	$1,191	$1,347	$1,222	$291	$395
Total benefits and expenses	755	979	827	1,062	312	384
Net income	$118	$163	$348	$344	$177	$13

PER SHARE DATA (a)
Net income per common share - basic	$2.03	$2.91	$7.40	$7.32	3.76	N/A
Net income per common share - diluted	2.02	2.90	7.40	7.32	3.76	N/A
Cash dividends declared per common share (b)	0.26	1.11	1.99	0.85	0.43	N/A
Common shares outstanding	58.9	58.4	47.0	47.0	47.0	N/A

BALANCE SHEET DATA (c)
Total investments	$19,094	$18,802	$16,223	$16,557	$15,751	$15,819
Total assets	24,925	24,153	22,403	20,990	19,408	20,588
Long-term debt	300	300	300	—	95	249
Total liabilities	23,423	22,494	21,264	19,700	18,733	19,237
Total equity	1,502	1,659	1,139	1,291	675	1,351
Total equity excluding AOCI	1,414	1,310	1,026	856	516	1,330
Book value per share	25.51	28.39	24.23	27.46	14.37	N/A
Book value per share, excluding AOCI (d)	$24.02	$22.41	$21.82	$18.22	10.98	N/A
(a) Common shares outstanding and per share amounts give retroactive effect to our statutory conversion on August 26, 2013 and the 4,700-for-1 stock split of our shares of common stock effected on November 26, 2013. Net income per common share and Common shares outstanding are unaudited except for the years ended September 30, 2015, 2014 and 2013.
(b) On August 9, 2013, we distributed our ownership interests in the parent company of FSRCI to HRG. As a result, FSRCI’s results are not included in our results for any period after Fiscal 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further details on FSRCI results.
(c) Balance sheet data as of April 5, 2011 is unaudited.
(d) Book value per share excluding AOCI (a non-GAAP financial measure) is based on stockholders’ equity excluding the effect of AOCI. Since AOCI fluctuates from quarter to quarter due to unrealized changes in the fair value of available for sale investments, we believe these non-GAAP financial measures provide useful supplemental information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Fidelity & Guaranty Life Inc. (“FGL,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction with “Item 6. Selected Financial Data,” and our accompanying consolidated financial statements and related notes (the “Consolidated Financial Statements”) referred to in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (the “Form 10-K”). Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” at the beginning of Part I of this Form 10-K. You should consider our forward-looking statements in light of our Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).
All references to Fiscal 2015, 2014 and 2013 refer to fiscal periods ended September 30, 2015, 2014 and 2013, respectively.
On August 9, 2013, the Company distributed its ownership interests in its wholly-owned subsidiaries, HGI Real Estate, LLC, and FS Holdco II Ltd. (”FS Holdco“) to HRG and HRG's subsidiaries. Beginning on August 9, 2013 with the distribution of FS Holdco, the Company’s financials reflected the 10% reinsurance agreement, whereby FGL cedes 10% of its in-force annuity block not already reinsured on a funds withheld basis to Front Street Re (Cayman) Ltd. (“FSRCI”), a subsidiary of FS Holdco.
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
Since FGLH's acquisition by HFG on April 6, 2011 (the "FGLH Acquisition"), we have made several significant changes to our business. We have ceded the majority of our traditional life insurance business, with the exception of the return of premium rider benefit to Wilton Re. In addition, we have transferred the risk of the lifetime guarantee on a large portion of the universal life insurance line of business to Wilton Re. We reduced the number of our product offerings to concentrate on capital efficient products, and to this end we have launched several new FIA products. Further, we began managing a significant portion of our investment portfolio internally. Over the past several quarters we have reduced our exposure to the lowest yielding floating rates assets in favor of higher yielding assets with both fixed and floating rate characteristics. These changes have positively impacted our recent net income and profitability.
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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of September 30, 2015, the GAAP reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $3 billion and 3%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for FGL. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the “sleep at night protection” that annuities such as our FIA products afford. As a result, the IUL market expanded from $100 million of annual premiums in 2002 to over $2 billion of annual premiums in 2014. Similarly, the FIA market grew from nearly $12 billion of sales in 2002 to $47 billion of sales in 2014.

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

Annuity Sales
Sales of annuities and IULs by quarter were as follows:

	Annuity Sales			IUL Sales
(dollars in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2015	Fiscal 2014	Fiscal 2013
First Fiscal Quarter	$903	$540	$247	$7	$5	$6
Second Fiscal Quarter	610	728	244	7	5	4
Third Fiscal Quarter	519	392	271	10	6	4
Fourth Fiscal Quarter	433	501	247	11	5	5
Total	$2,465	$2,161	$1,009	$35	$21	$19
Key Components of Our Historical Results of Operations
Under GAAP, premium collections for fixed indexed annuities, fixed rate annuities, and immediate annuities without life contingency are reported as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the cost of providing index credits to the policyholder), amortization of deferred acquisition cost (“DAC”) and value of business acquired (“VOBA”), other operating costs and expenses, and income taxes.
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
The Company hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the statutory reserve impact of the index credits due to policyholders under the FIA contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. We manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps, spread, or participation rates, subject to certain guaranteed minimums that must be maintained. The change in the fair value of the call options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA contract’s reserve liability. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
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
AOI is calculated by adjusting net income to eliminate (i) the impact of net investment gains including other-than-temporary impairment ("OTTI") losses recognized in operations, but excluding gains and losses on derivatives hedging our indexed annuity policies, (ii) the effect of changes in the rates used to discount the FIA embedded derivative liability, (iii) the effect of change in fair value of reinsurance related embedded derivative, (iv) the effect of class action litigation reserves and (v) residual net income of distributed subsidiaries we no longer own. All adjustments to AOI are net of the corresponding VOBA, DAC and income tax impact (using an effective tax rate of 35%) related to these adjustments as appropriate. Residual net income of distributed subsidiaries represents the portion of Front Street Re (Cayman) Ltd. ("FSRCI") income not already accounted for in the AOI adjustments above. From the inception of the reinsurance treaty on December 31, 2012 through August 9, 2013, FSRCI was a fully consolidated subsidiary of FGL. On August 9, 2013 in preparation for our initial public offering ("IPO"), FGL distributed this subsidiary to its parent company. Adjusting for this distribution provides a better view of the underlying performance of FGL as it is now structured post-IPO.
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
We have identified the following accounting policies, judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: valuation of available-for sale ("AFS") securities and derivatives, evaluation of OTTI, amortization of DAC and VOBA, reserves for future policy benefits and product guarantees, recognition of deferred income tax assets and related valuation allowances, estimates of loss contingencies and recognition of stock compensation expense.
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
The above critical accounting estimates are also described in "Note 2. Significant Accounting Policies and Practices" to our audited Consolidated Financial Statements.
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

We categorize our AFS securities into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of fixed maturity and equity securities, AFS, by pricing source and hierarchy level as of September 30, 2015 and 2014.

	As of September 30, 2015
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities and equity securities available-for-sale:
Prices via third party pricing services	$86	$17,061	$—	$17,147
Priced via independent broker quotations	—	—	1,119	1,119
Priced via other methods	—	—	100	100
	$86	$17,061	$1,219	$18,366
Available-for-sale embedded derivative:
Priced via other methods	—	—	10	10
Salus and Energy & Infrastructure Capital ("EIC") participations, included in other invested assets:
Priced via other methods	—	—	119	119
Total	$86	$17,061	$1,348	$18,495
% of Total	—%	93%	7%	100%

	As of September 30, 2014
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities and equity securities available-for-sale:
Prices via third party pricing services	$175	$16,890	$—	$17,065
Priced via independent broker quotations	—	—	1,032	1,032
Priced via other methods	—	—	36	36
Total	$175	$16,890	$1,068	$18,133
Available-for-sale embedded derivative:
Priced via other methods	—	—	11	11
Salus participations, included in other invested assets:
Priced via other methods	—	—	213	213
Total	$175	$16,890	$1,292	$18,357
% of Total	1%	92%	7%	100%
Management’s assessment of all available data when determining fair value of the AFS securities is necessary to appropriately apply fair value accounting. The independent pricing services also take into account perceived market movements and sector news, as well as a security’s terms and conditions, including any features specific to that issue that may influence risk and marketability. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. We generally obtain one value from our primary external pricing service. In situations where a price is not available from the independent pricing service, we may obtain broker quotes or prices from additional parties recognized to be market participants. We believe the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing, or other similar techniques. For further discussion on the valuation of Salus participations, see "Note 6. Fair Value of Financial Instruments" to our audited Consolidated Financial Statements.
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparisons to valuations from other independent pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. See "Note 4. Investments" and "Note 6. Fair Value of Financial Instruments" to our audited Consolidated Financial Statements for a more complete discussion.
Our FIA contracts permit the holder to elect to receive a credit based on an interest rate or the performance of a market index. We hedge certain portions of our exposure to equity market risk by entering into derivative transactions. In doing so, we purchase derivatives consisting of a combination of call options and futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to contractholders under the FIA contracts. The call options are one-, two- and three-year call options, purchased to match a majority of the funding requirements underlying the FIA contracts, with the balance of the equity exposure hedged using futures contracts. On the respective anniversary dates of the applicable FIA contracts, the market index used to compute the annual index credit under the applicable FIA contract is reset. At such time, we purchase new one-, two-, three-, or five-year call options to fund the next index credit. We attempt to manage the cost of these purchases through the terms of the FIA contracts, which permit changes to caps or participation rates, subject to certain guaranteed minimums that must be maintained. We are exposed to credit loss in the event of non-performance by our counterparties on the call options. We attempt to reduce the credit risk associated with such agreements by purchasing such options from large, well-established financial institutions as well as holding collateral when individual counterparty exposures exceed certain thresholds.
All of our derivative instruments are recognized as either assets or liabilities at fair value in our Consolidated Balance Sheets. The change in fair value of our derivative assets is recognized in our Consolidated Statements of Operations within “Net investment gains (losses)”.
Certain FIA products contain an embedded derivative; a feature that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contract is linked to the performance of various equity indices. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in our Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in our Consolidated Statements of Operations.
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair values of the embedded derivatives in our FIA contracts are derived using market value of options, swap rates, mortality rates, surrender rates and non-performance spread and are classified as Level 3. See "Note 5. Derivative Financial Instruments" and "Note 6. Fair Value of Financial Instruments" to our audited Consolidated Financial Statements for a more complete discussion. The discount rate used to determine the fair value of our FIA embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For Fiscal 2015, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See "Note 5. Derivative Financial Instruments" and "Note 6. Fair Value of Financial Instruments", to our audited Consolidated Financial Statements for a more complete discussion.
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

Evaluation of OTTI
We have a policy and process in place to evaluate securities in our investment portfolio quarterly to assess whether there has been an OTTI. This evaluation process entails considerable judgment and estimation and involves monitoring market events and other items that could impact issuers. The evaluation includes, but is not limited to, such factors as: the length of time and the extent to which the fair value has been less than cost or amortized cost; whether the issuer is current on all payments and all contractual payments have been made as agreed; the remaining payment terms and the financial condition and near term prospects of the issuer; the lack of ability to refinance due to liquidity problems in the credit market; the fair value of any underlying collateral; the existence of any credit protection available; the intent to sell and whether it is more likely than not we would be required to sell prior to recovery for debt securities; the assessment in the case of equity securities including perpetual preferred stocks with credit deterioration that the security cannot recover to cost in a reasonable period of time; the intent and ability to retain equity securities for a period of time sufficient to allow for recovery; consideration of rating agency actions; and changes in estimated cash flows of residential mortgage-backed securities ("RMBS") and asset-backed securities ("ABS"). An extended and severe unrealized loss position on an AFS fixed income security may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. When assessing our intent to sell a security or if it is more likely than not we will be required to sell a security before recovery of its amortized cost basis, we evaluate facts and circumstances such as, but not limited to, sales of investments to meet cash flow or capital needs
We determine whether OTTI losses should be recognized for debt and equity securities by assessing all facts and circumstances surrounding each security. Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these investments to be OTTI. For equity securities, we recognize an OTTI in the period in which we do not have the intent and ability to hold the securities until recovery of cost or we determine that the security will not recover to book value within a reasonable period of time. We determine what constitutes a reasonable period of time on a security-by-security basis by considering all the evidence available, including the magnitude of any unrealized loss and its duration. Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using management’s best estimate and is revised as additional information becomes available. As such, changes in or deviations from the assumptions used in such analysis can have a significant effect on the results of operations. During the twelve months ended September 30, 2015 we recognized credit-related impairment losses of $59 on available-for-sale debt securities, available-for-sale equity securities and other invested assets, net of reinsurance, related to direct and indirect investments in RadioShack Corporation ("RSH") and other loans because the Company concluded the decline in the fair value of these investments was other than temporary. See “OTTI and Watch List,” "Note 2. Significant Accounting Policies and Practices" and "Note 4. Investments" to our audited Consolidated Financial Statements for a more complete discussion.
We also have a policy and process in place to evaluate mortgage loans held in our investment portfolio to assess whether any of the loans are impaired. Mortgage loans on real estate are all commercial mortgage loans ("CMLs"). Mortgage loans are evaluated by the Company’s investment professionals, including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is continuously monitored on a loan-specific basis throughout the year. The Company’s review includes submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt. If a mortgage loan is determined to be impaired (i.e. when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted on the loan’s original purchase yield, or the fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. We also establish a valuation allowance for estimated probable credit losses for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified.
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

(dollars in millions)	As of September 30, 2015

A change to the long-term interest rate assumption of -50 basis points	$(56)
A change to the long-term interest rate assumption of +50 basis points	47
An assumed 10% increase in surrender rate	(3)
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
See "Note 2. Significant Accounting Policies and Practices", "Note 3. Significant Risks and Uncertainties" and "Note 7. Intangibles" to our audited Consolidated Financial Statements for a more complete discussion.

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
A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by us due to nonpayment of premiums. We make estimates of expected full and partial surrenders of our fixed annuity products. Our surrender rate experience in Fiscal 2015 on the fixed annuity products averaged 6%, which is within our assumed ranges. Management’s best estimate of surrender behavior incorporates actual experience over the entire period, as we believe that, over the duration of the policies, we will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on our reserve levels and related results of operations.
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
At issue, and at each subsequent valuation, we determine the present value of the cost of the guaranteed minimum withdrawal benefit ("GMWB") rider benefits in excess of benefits that are funded by the account value. We also calculate the expected value of the future rider charges for providing for these benefits. We accumulate a reserve equal to the portion of these fees that would be required to fund the future benefits less benefits paid to date. In making these projections, a number of assumptions are made and we update these assumptions as experience emerges when required. We have minimal experience to date on policyholder behavior for our GMWB products which we began issuing in 2008; as a result, future experience could lead to significant changes in our assumptions. If emerging experience deviates from our assumptions on GMWB utilizations, such deviations could have a significant effect on our reserve levels and related results of operations.
Our aggregate reserves for contractholder funds, future policy benefits and product guarantees on a direct and net basis as of September 30, 2015 are summarized as follows:

(dollars in millions)	Direct	Reinsurance Recoverable	Net

Fixed indexed annuities	$12,094	$(725)	$11,369
Fixed rate annuities	3,249	(352)	2,897
Immediate annuities	2,956	(355)	2,601
Universal life	1,325	(1,066)	259
Traditional life	1,614	(1,081)	533
Total	$21,238	$(3,579)	$17,659
See "Note 2. Significant Account Policies and Practices" to our audited Consolidated Financial Statements for a more complete discussion.
Deferred Income Tax Assets and Related Valuation Allowance
Accounting Standards Codification section 740, Income Taxes (ASC 740), provides that deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a portion of or all deferred tax assets are not more-likely-than-not realizable. Assessing the need for, and the amount of, a valuation allowance for deferred tax assets requires management’s judgment, considering all available positive and negative evidence as to the relizability of deferred tax assets.
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
At each reporting date, management considers new evidence, both positive and negative, that could impact management’s judgment regarding the future realization of deferred tax assets. As of September 30, 2015, management gathered the following positive and negative evidence concerning the future realization of deferred tax assets:
Positive Evidence:

•	As of September 30, 2015, we were in a cumulative income position based on pre-tax income over the prior 12 quarters;

•	We are projecting significant pre-tax GAAP income from continuing operations;

•	We have projected that the reversal of taxable temporary timing differences will unwind in the 20-year projection period;

•	We have a history of utilizing all significant tax attributes before they expire; and

•	Our inventory of IRC Section 382 limited attributes has been significantly reduced over the past couple years.
Negative Evidence:

•	§382 limited carry-forwards reduce our ability to utilize tax attributes in future years; and

•	Brief carryback/carry-forward period for capital losses.

Based on management’s evaluation of the above positive and negative evidence, management concluded that a valuation allowance continued to be necessary for some of the Company’s DTAs at September 30, 2015. The Company maintains a full valuation allowance for the DTAs of the non-life insurance companies.  It also maintains a valuation allowance against all of the capital losses of the life insurance companies.  During the year ended September 30, 2015, the Company recorded a release of part of the capital loss valuation allowance of $4 because some of those losses were utilized under the annual §382 limit. It also recorded net increases to the valuation allowance on the non-life insurance companies of $5, for a net increase of $1 to valuation allowances in the current year.
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
If the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differs from the reserves totaling $3 that we have accrued as of September 30, 2015, that difference will be reflected in our results of operations when the matter is resolved or when our estimate of the cost changes. See further discussion in "Note 12. Commitments and Contingencies" to our audited Consolidated Financial Statements.
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
The plans sponsored by FGL include stock options, restricted stock, unrestricted stock and performance restricted stock units. All of the equity awards under the FGL plan are settled in equity issuance upon exercise. The fair value of the stock awards is determined as of the date the awards are approved and communicated to the recipient and is recognized as expense over the performance or service period, which generally corresponds to the vesting period. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, expected volatility, and expected dividend yield. For our Performance Restricted Stock Units ("PRSUs") the attainment of performance targets is a key judgment. If the forfeiture rate assumption and the attainment of performance targets differ significantly from actual, stock-based compensation expense could be affected, which could have a material effect on our consolidated results of operations in a particular quarterly or annual period. See "Note 10. Stock Compensation" to our Consolidated Financial Statements for more information on our stock compensation plans.
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
Presentation of Debt Issuance Costs
In April 2015, the FASB issued amended guidance (ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The amended guidance requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts or premiums. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before the receipt of the funding from the associated debt liability. Instead, debt issuance costs will be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, and the costs will be amortized to interest expense using the effective interest method. This standard may be early adopted. The amendments in this Update are required to be applied retrospectively to all prior periods presented in the financial statements. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
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

Results of Operations
(All dollar amounts presented in millions unless otherwise noted)
On August 9, 2013, we distributed our ownership interests in the parent company of FSRCI to HRG. Prior to that date, FSRCI’s only significant transaction was its reinsurance transaction with us, which incepted December 31, 2012. As a result, FSRCI’s results are not included in our results for any period after Fiscal 2013. To enhance comparability with prior and future periods, in this section we disclose Fiscal 2013 results attributable to FSRCI for the period October 1, 2012 to August 9, 2013 where they are material relative to the consolidated item being discussed.
The following table sets forth the consolidated results of operations and compares the amount of the change between the fiscal periods:

	Fiscal Year			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Revenues:
Premiums	$58	$56	$59	$2	$(3)
Net investment income	851	760	708	91	52
Net investment (losses) gains	(37)	307	518	(344)	(211)
Insurance and investment product fees and other	89	68	62	21	6
Total revenues	961	1,191	1,347	(230)	(156)
Benefits and expenses:
Benefits and other changes in policy reserves	578	788	533	(210)	255
Acquisition and operating expenses, net of deferrals	113	102	110	11	(8)
Amortization of intangibles	64	89	184	(25)	(95)
Total benefits and expenses	755	979	827	(224)	152
Operating income	206	212	520	(6)	(308)
Interest expense	(24)	(23)	(12)	(1)	(11)
Income before income taxes	182	189	508	(7)	(319)
Income tax expense	64	26	160	38	(134)
Net income	$118	$163	$348	$(45)	$(185)
Annuity sales during Fiscal 2015 and Fiscal 2014 were $2,465 and $2,161, respectively, including $2,179 and $1,452, respectively, of FIA sales. The increase in FIA sales period over period is the result of long-tenured relationships with our IMO's. Several new products introduced in 2014 to expand our product suite also contributed to the growth of FIA sales in the current year. Competitive product offerings and continued success of our new products. Multi-year guaranteed annuity (“MYGA”) production decreased in the current period as these sales were more opportunistic and favorable in Fiscal 2014.

Annuity sales during Fiscal 2014 and Fiscal 2013 were $2,161 and $1,009, respectively, including $1,452 and $983, respectively, of FIA sales. The increase in sales period over period was primarily due to higher than expected sales for the MYGA program, which accounted for $675 of sales in Fiscal 2014.

Revenues

Premiums

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

For Fiscal 2015, premiums increased $2, or 4%, to $58 from $56 for Fiscal 2014 primarily due to an increase in life-contingent immediate annuity premiums offset by lower traditional life premium from a declining block of business.
For Fiscal 2014, premiums decreased $3, or 5%, to $56 from $59 for Fiscal 2013. The decrease in premiums period over period was primarily due to the partial rescission of the coinsurance agreement with Wilton Re, covering Home Certain disability income riders, which resulted in the return of $5 in premiums previously ceded and a corresponding increase in total net premiums in Fiscal 2013.
Net investment income
Below is a summary of the major components included in net investment income for Fiscal 2015, Fiscal 2014, and Fiscal 2013:

	Fiscal Year			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Fixed maturity available-for-sale securities	$799	$723	$685	$76	$38
Equity available-for-sale securities	33	23	15	10	8
Related party loans, invested cash, short term investments, and other investments	39	30	24	9	6
Gross investment income	871	776	724	95	52
Investment expense	(20)	(16)	(16)	(4)	—
Net investment income	$851	$760	$708	$91	$52
Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Fiscal Year			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Yield on AAUM (at amortized cost)	4.80%	4.64%	4.31%	0.16%	0.33%
Less: Interest credited and option cost	(2.83)%	(2.94)%	(3.00)%	0.11%	0.06%
Net investment spread	1.97%	1.70%	1.31%	0.27%	0.39%
AAUM	$17,722	$16,354	$16,312	$1,368	$42
Investment book yield - bonds purchased during the period (a)	4.92%	4.87%	2.93%	0.05%	1.94%
(a) Investment book yield on bonds purchased during the period excludes yield on short-term treasuries and cash and cash equivalents.

•
The increase in net investment income of $91, or 12%, from Fiscal 2014 to Fiscal 2015 was primarily due to higher AAUM (volume) and higher earned yields (rate) on fixed maturity and equity available-for-sale securities and commercial mortgage loans, driven by higher overall portfolio yields from repositioning activities completed over the past year. Fiscal 2015 AAUM and earned yield were $18 billion and 4.80% compared to Fiscal 2014 AAUM and earned yield of $16 billion and 4.64%, respectively.

•	The increase in AAUM of $1 billion or 8% from Fiscal 2014 to Fiscal 2015 was primarily driven by FIA sales growth over the year and stable retention trends.

•
The increase in net investment income of $52, or 7%, from Fiscal 2013 (which includes $35 for FSRCI) to Fiscal 2014 was primarily due to our decision to be defensive with our investment portfolio in Fiscal 2012. Given the interest rate environment at the time, we reduced the credit and interest rate risk exposures in the portfolio and shortened the duration of the portfolio relative to our liabilities which temporarily reduced net investment income in Fiscal 2013. Additionally, during Fiscal 2013 we sold investments that utilized pre-acquisition tax benefits (carryforwards), which resulted in tax free capital gains and captured opportunities to sell investments in gain positions in order to invest in higher yielding assets. The proceeds from the investment sales in Fiscal 2013, including the tax free gains, were primarily held in cash, cash equivalents and treasury notes, which temporarily lowered investment income until the proceeds were reinvested. We began reinvesting the sales proceeds in September 2013 and continued our reinvestment strategy into 2014. This reinvestment strategy resulted in a decrease in excess cash and short-term investments which were reinvested into higher yielding assets, resulting in an earned yield of 4.64% during Fiscal 2014 compared to 4.31% during Fiscal 2013.

The Company’s cash and cash equivalents position is summarized as follows:

	Fiscal Year
	2015	2014	2013
Cash and cash equivalents	$502	$576	$1,204
Net investment (losses) gains
Below is a summary of the major components included in net investment gains for Fiscal 2015, Fiscal 2014, and Fiscal 2013:

	Fiscal Year			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Net realized gains on available-for-sale securities	$11	$103	$344	$(92)	$(241)
Realized and unrealized (losses) gains on certain derivative instruments	(107)	246	169	(353)	77
Change in fair value of reinsurance related embedded derivative	92	(42)	6	134	(48)
Realized (losses) gains on fair value of other embedded derivatives and other invested assets	(33)	—	(1)	(33)	1
Net investment (losses) gains	$(37)	$307	$518	$(344)	$(211)

•
The decrease in net investment gains of $344 from Fiscal 2014 to Fiscal 2015 was primarily due to a decline in net realized and unrealized gains on certain derivative instruments. See table below for primary drivers of this decline. Also contributing to the year over year decrease were credit impairment losses of $82 during Fiscal 2015 on available-for-sale debt securities, available-for-sale equity securities and other invested assets primarily related to direct and indirect investments in RadioShack Corporation ("RSH"), which filed for bankruptcy in February 2015. Refer to impairment disclosures in "Note 4. Investments" of our audited Consolidated Financial Statements for additional details. Comparatively, Fiscal 2014 included net realized gains of $103 primarily related to the Company’s tax planning strategy in 2014 which resulted in the sale of net unrealized built-in gain ("NUBIG") assets sufficient to generate gains which will allow for the utilization of capital loss carry forwards.

•
Partially offsetting the decrease in net investment gains from Fiscal 2014 to Fiscal 2015 was a $134 period over period increase in fair value of reinsurance related embedded derivative, which is based on the change in fair value of the underlying assets held in the funds withheld ("FWH") portfolio. Specifically, the reinsurance related embedded derivative increased $92 during Fiscal 2015 resulting from a decrease in the net unrealized gain position of the FSRCI FWH portfolio during the year, primarily due to an increase in credit spreads during a period characterized by increased volatility in capital markets. Comparatively, the reinsurance related embedded derivative decreased $42 in the Fiscal 2014 due to a decrease in treasury rates during the year and corresponding increase in the fair value of FSRCI FWH portfolio. The impact of reinsurance related embedded derivative gains (losses) is largely offset in stockholders’ equity as the change in the net unrealized gains (losses) on the FSRCI FWH portfolio is included in AOCI.

•
The decrease in net investment gains of $211 from Fiscal 2013 (which included $86 for FSRCI) to Fiscal 2014 was primarily due to $103 of net investment gains on fixed maturity and equity available-for-sale securities in Fiscal 2014, compared to net investment gains of $344 for Fiscal 2013. The $241 decrease period over period was primarily due to the aforementioned portfolio repositioning trading activity during Fiscal 2013 in which we sold certain investments that utilized pre-acquisition tax benefits (carryforwards) resulting in tax free capital gains. Also contributing to the period over period decrease was a decrease in the fair value of the reinsurance related embedded derivative, resulting in an unrealized loss of $42 during Fiscal 2014. This change was primarily due to an increase in treasury rates during the year and corresponding increase in the net unrealized gain position of the FSRCI FWH portfolio.

•
Partially offsetting the decrease in net investment gains from Fiscal 2013 to Fiscal 2014 above was an increase in net realized and unrealized gains on certain derivative instruments of $77 primarily resulting from the performance of the indices upon which the call options and futures contracts are based (refer to the table below for further details).

We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.
The components of the realized and unrealized gains on certain derivative instruments hedging our indexed annuity products are as follows:

	Fiscal Year			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Call Options:
Gains on option expiration	$114	$183	$128	$(69)	$55
Change in unrealized (losses) gains	(214)	37	24	(251)	13
Futures contracts:
(Losses) gains on futures contracts expiration	(6)	26	17	(32)	9
Change in unrealized (losses) gains	(1)	—	—	(1)	—
Total	$(107)	$246	$169	$(353)	$77

Change in S&P 500 Index during the period	(3)%	17%	17%

•
The decrease in certain derivative instruments from Fiscal 2014 to Fiscal 2015 and increase from Fiscal 2013 to Fiscal 2014 was primarily due to the change in net realized and unrealized gains/(losses) on call options and future contracts during the respective years as well as timing of option purchases and expirations. The S&P 500 Index decreased 3% during Fiscal 2015 and increased 17% during Fiscal 2014 and Fiscal 2013, respectively (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).

The average index credits to policyholders were as follows:

	Fiscal Year			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Average Crediting Rate	4%	6%	5%	(2)%	1%
S&P 500 Index:
Point-to-point strategy	4%	5%	5%	(1)%	—%
Monthly average strategy	4%	5%	5%	(1)%	—%
Monthly point-to-point strategy	3%	7%	5%	(4)%	2%
3 year high water mark	24%	22%	23%	2%	(1)%

•
The credits for Fiscal 2015, Fiscal 2014 and Fiscal 2013 were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created lower overall monthly point-to-point credits in Fiscal 2015 and Fiscal 2013 compared to the S&P 500 Index growth for issue dates in Fiscal 2014.

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

Insurance and investment product fees and other
Below is a summary of the major components included in Insurance and investment product fees and other for Fiscal 2015, Fiscal 2014, and Fiscal 2013:

	Fiscal Year			Increase / (Decrease)
Insurance and investment product fees and other:	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Surrender charges	$19	$21	$21	$(2)	$—
Cost of insurance fees and other income	70	47	41	23	6
Total insurance and investment product fees and other	$89	$68	$62	$21	$6

•
The increase from Fiscal 2014 to Fiscal 2015 was primarily due to an increase in rider fees on FIA and cost of insurance charges on IUL policies during Fiscal 2015. Insurance and investment product fees and other consists primarily of the cost of insurance, policy rider fees and surrender charges assessed against policy withdrawals in excess of the policyholder’s allowable penalty-free amounts (up to 10% of the prior year’s value, subject to certain limitations). Specifically, GMWB rider fees have increased by $11 as a result of steady FIA sales growth over the past year. The cost of insurance ("COI") charges on IUL also increased $10 due to growth in life sales.

•	The increase from Fiscal 2013 to Fiscal 2014 was primarily due to growth in sales of our IUL and FIA products during Fiscal 2014 and the aforementioned product fees associated with them.
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for Fiscal 2015, Fiscal 2014, and Fiscal 2013:

	Fiscal Year			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
FIA market value option liability change	$(219)	$57	$17	$(276)	$40
FIA present value future credits & guarantee liability change	101	(20)	(213)	121	193
Index credits, interest credited & bonuses	524	596	565	(72)	31
Annuity payments	176	188	220	(12)	(32)
Other policy benefits and reserve movements	(4)	(33)	(56)	29	23
Total benefits and other changes in policy reserves	$578	$788	$533	$(210)	$255
The primary drivers of the change in Benefits and other changes in policy reserves for Fiscal 2015, Fiscal 2014, and Fiscal 2013 are discussed below:

•
The FIA market value option liability change decreased $219 during Fiscal 2015 and increased $57 and $17 during Fiscal 2014 and Fiscal 2013, respectively. The decrease of $276 from Fiscal 2014 to Fiscal 2015 and increase of $40 from Fiscal 2013 to Fiscal 2014 was driven by the corresponding change in net unrealized gains (losses) on FIA options during the respective periods. In general, a decrease or increase in market value of derivative assets hedging FIA index credits will result in a corresponding decrease or increase in the market value option liability, respectively. See table above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•
The FIA present value of future credits and guarantee liability increased $101 during Fiscal 2015 and decreased $20 and $213 during Fiscal 2014 and Fiscal 2013, respectively. The increase during Fiscal 2015 was primarily driven by a decrease in longer duration risk free rates during the year, which increased reserves by $83. Additionally, the increase during Fiscal 2015 included an $18 increase in reserves related to annual surrender assumption update which impacted the FIA embedded derivative reserve calculation. The $213 reserve decrease in Fiscal 2013 was primarily due to an increase in longer duration risk free rates during the year, which decreased reserves by $97. Also contributing to the Fiscal 2013 decrease were annual model and assumption changes made to the surrender rates and future index credits used in the FIA embedded derivative reserve calculation which resulted in a reserve decrease of $76. Comparatively, annual assumption changes only resulted in a reserve decrease of $3 during Fiscal 2014.

•
Index credits, interest credited & bonuses decreased $72 from Fiscal 2014 to Fiscal 2015 and increased $31 from Fiscal 2013 to Fiscal 2014. The decrease during the current year was primarily due to lower index credits on FIA policies in Fiscal 2015 due to the unfavorable performance of the S&P 500 and the related decrease in realized gains from options and futures which fund FIA index credits. Comparatively, realized gains on options and futures increased from Fiscal 2013 to Fiscal 2014 which accounted for the increased in FIA index credits year over year. Sales growth of new FIA and deferred annuity policies during Fiscal 2015 and Fiscal 2014 also contributed to the year over year increase.

•
Other policy benefits and reserve movements increased $29 from Fiscal 2014 to Fiscal 2015 and increased $23 from Fiscal 2013 to Fiscal 2014 primarily due to unfavorable mortality experience on life contingent immediate annuity polices during Fiscal 2015 and Fiscal 2013 compared to favorable experience in Fiscal 2014. Upon a death, we release the reserve established for the expected remaining benefits which are based on assumptions for mortality among other things. We experience favorable or unfavorable reserve changes to the extent the actual deaths in the period are higher or lower than expected.

Acquisition and operating expenses, net of deferrals
Below is a summary of the major components included in acquisition and operating expenses, net of deferrals for Fiscal 2015, Fiscal 2014, and Fiscal 2013:

	Fiscal Year			Increase / (Decrease)
Acquisition and operating expenses, net of deferrals:	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
General expenses	$106	$100	$98	$6	$2
Acquisition expenses	298	219	142	79	77
Deferred acquisition costs	(291)	(217)	(130)	(74)	(87)
Total acquisition and operating expenses, net of deferrals	$113	$102	$110	$11	$(8)

•
Acquisition and operating expenses, net of deferrals, increased during Fiscal 2015 compared to Fiscal 2014 as a result of higher general expenses associated with the Company's strategic review and legacy incentive compensation plans as well as higher non-deferred acquisition expenses primarily due to FIA and IUL sales growth year over year.

•
Acquisition and operating expenses, net of deferrals decreased during Fiscal 2014 compared to Fiscal 2013 primarily due to a one-time $10 settlement in Fiscal 2013 of trail commissions to one of our long-standing IMOs in Fiscal 2013. Additionally, Fiscal 2013 included $6 of FSRCI expenses incurred prior to its distribution to HRG. These decreases were partially offset by an increase in stock compensation expense of $7 during Fiscal 2014 as a result of the FGL 2013 Stock Incentive Plan that was adopted on November 7, 2013 in conjunction with the IPO. Additionally, the stock compensation expense related legacy plans increased as a result of the appreciation of the Company's share price following the initial public offering. See "Note 10. Stock Compensation", in our audited Consolidated Financial Statements for additional information regarding our stock compensation plans.

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for Fiscal 2015, Fiscal 2014, and Fiscal 2013:

	Fiscal Year			Increase / (Decrease)
Amortization of intangibles related to:	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Unlocking	$(23)	$(25)	$(43)	$2	$18
Interest	(34)	(29)	(32)	(5)	3
Amortization	121	143	259	(22)	(116)
Total amortization of intangibles	$64	$89	$184	$(25)	$(95)

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Fiscal 2015 results included favorable unlocking and amortization adjustments of $40 primarily related to annual assumption updates made during the fourth quarter. Also contributing to the year over year decrease was lower overall gross margins in Fiscal 2015 primarily due to the year over year decrease in net investment gains (losses), excluding the impact of the reinsurance related embedded derivative, as discussed above. Partially offsetting these decreases was a year over year increase in amortization resulting from a reinsurance related embedded derivative gain of $92 in Fiscal 2015 compared to a loss of $42 in Fiscal 2014.

•
The decrease in Fiscal 2014 compared to Fiscal 2013 was primarily due to higher gross margins in Fiscal 2013, primarily driven by trading gains on fixed maturity and equity available-for-sale securities and the lower embedded derivative liability discussed above, which increased amortization.

Other items affecting net income
Interest expense
Interest expense for Fiscal 2015 was $24, consistent with expense of $23 for Fiscal 2014. Interest expense for Fiscal 2014 was $23, compared to $12 for Fiscal 2013. The interest expense increase reflects the interest incurred on the $300 of outstanding 6.375% senior notes (the "Senior Notes") which were issued by FGLH in March 2013. Accordingly, Fiscal 2015 interest expense was consistent with Fiscal 2014 interest expense, and Fiscal 2013 interest expense included only 6 months of interest expense compared to a full year of interest expense in Fiscal 2014.
Income tax expense
Below is a summary of the major components included in Income tax expense (benefit) for Fiscal 2015, Fiscal 2014, and Fiscal 2013:

	Fiscal Year			Increase / (Decrease)
	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Income before taxes	$182	$189	$508	$(7)	$(319)

Income tax before VA	63	66	179	(3)	(113)
Change in valuation allowance	1	(40)	(19)	41	(21)
Income tax	$64	$26	$160	$38	$(134)
Effective rate	35%	14%	31%	21%	(17)%

•
Income tax expense for Fiscal 2015 was $64, inclusive of valuation allowance expense of $1, compared to income tax expense of $26 for Fiscal 2014, net of a valuation allowance release of $40. The increase in income tax expense of $38 from Fiscal 2014 to Fiscal 2015 was primarily due to a valuation allowance release in Fiscal 2014 related to the adoption of a tax planning strategy. See below for additional details.

•
Income tax expense for Fiscal 2014 was $26, net of a valuation allowance release of $40, compared to income tax expense of $160 for Fiscal 2013, net of a valuation allowance release of $19. The decrease in income tax expense of $134 from Fiscal 2013 to Fiscal 2014 was due to a combination of pre-tax income decreasing $319 year over year, and a greater valuation allowance release in Fiscal 2014.
In assessing the recoverability of our deferred tax assets, we regularly consider the guidance outlined within Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. The guidance requires an assessment of both positive and negative evidence in determining the realizability of deferred tax assets. A valuation allowance is required to reduce our deferred tax asset to an amount that is more likely than not to be realized. In determining the net deferred tax asset and valuation allowance, we are required to make judgments and estimates related to projections of future profitability. These judgments include the following: the timing and extent of the utilization of net operating loss carry-forwards, the reversals of temporary differences, and tax planning strategies. We have recorded a partial valuation allowance of $120 against our gross deferred tax asset of $348 as of September 30, 2015.

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

During Fiscal 2014, Management adopted a tax planning strategy as a result of favorable market conditions. The strategy involved repositioning a portion of the investment portfolio to trigger $100 in NUBIG. The sale of these assets resulted in an increase to the Company’s Section 382 limit (i.e. the “adjusted limit”), enabling the Company to utilize capital loss carry forwards that offset NUBIG-related gains. This strategy makes it more likely than not that the amount of capital loss carryforwards needed to offset those gains will be utilized. Therefore, a partial release of the valuation allowance offsetting the deferred tax asset related to capital loss carry forwards was recorded at the March 31, 2014 reporting date. As of September 30, 2015, the entire $100 of NUBIG has been recognized and the Company has not adopted any new tax planning strategies towards the recognition of NUBIG. The Company currently has capital loss carry forwards of $211 that are set to expire December 31, 2015. A full valuation allowance has been recorded against these deferred tax assets.

AOI
The table below shows the adjustments made to reconcile net income to our AOI:

	Fiscal Year			Increase / (Decrease)
Reconciliation from Net Income to AOI:	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Net income	$118	$163	$348	$(45)	$(185)
Adjustments to arrive at AOI:
Effect of investment (gains) losses, net of offsets	9	(55)	(168)	64	113
Effect of change in FIA embedded derivative discount rate, net of offsets	37	5	(35)	32	40
Effects of change in fair value of reinsurance related embedded derivative, net of offsets	(45)	22	(2)	(67)	24
Effects of certain litigation reserves, net of offsets	(1)	1	—	(2)	1
Net income of distributed subsidiaries	—	—	(5)	—	5
Adjusted operating income	$118	$136	$138	$(18)	$(2)

•
For Fiscal 2015, AOI decreased $18 to $118, from $136 for Fiscal 2014. The decrease was primarily due to a $35 tax benefit included in Fiscal 2014's results related to the tax planning strategy the Company adopted during that year, which reduced a tax valuation allowance previously offsetting the Company's capital loss carry forward position. Partially offsetting this decrease were approximately $16 of net favorable adjustments primarily related to annual actuarial assumption review and prepayment income. Also included in Fiscal 2015 results were net unfavorable adjustments of $14 primarily related to mortality experience on life contingent immediate annuity polices as well as legacy incentive compensation and strategic review related expenses.

•
For Fiscal 2014, AOI decreased $2 to $136, from $138 for Fiscal 2013. The decrease was due to $59 of net favorable items in Fiscal 2013 primarily related to the annual assumption review previously discussed compared to $46 of net favorable items in Fiscal 2014 primarily related to the income tax benefit resulting from the tax planning strategy the Company adopted during Fiscal 2014.

Investment Portfolio
(All dollar amounts presented in millions unless otherwise noted)
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
As of both September 30, 2015 and 2014, the fair value of our investment portfolio was approximately $19 billion and was divided among the following asset class and sectors:

	September 30, 2015		September 30, 2014
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$244	1%	$297	2%
United States Government sponsored entities	137	1%	107	1%
United States municipalities, states and territories	1,608	8%	1,260	7%
Corporate securities:
Finance, insurance and real estate	4,446	23%	4,743	25%
Manufacturing, construction and mining	772	4%	883	5%
Utilities, energy and related sectors	1,849	10%	1,922	10%
Wholesale/retail trade	1,027	5%	1,088	6%
Services, media and other	1,436	8%	1,143	6%
Hybrid securities	1,214	6%	1,316	7%
Non-agency residential mortgage backed securities	2,025	11%	2,007	10%
Commercial mortgage backed securities	882	5%	637	3%
Asset backed securities	2,106	11%	2,032	11%
Total fixed maturity available for sale securities	17,746	93%	17,435	93%
Equity securities (a)	620	3%	698	3%
Commercial mortgage loans	491	3%	136	1%
Other (primarily derivatives and policy loans)	237	1%	533	3%
Total investments	$19,094	100%	$18,802	100%
(a) Includes investment grade non-redeemable preferred stocks ($523 and $538, respectively) and Federal Home Loan Bank of Atlanta common stock ($35 and $38, respectively).
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

As of September 30, 2015 and 2014, our fixed maturity AFS securities portfolio was approximately $18 billion and $17 billion, respectively. The increase in B and below securities from September 30, 2014 to September 30, 2015 was primarily due to the additional investment in non-agency RMBS securities that carry a National Association of Insurance Commissioners ("NAIC") 1 designation. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio:

	September 30, 2015		September 30, 2014
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,633	9%	$1,754	10%
AA	1,930	11%	1,909	11%
A	4,141	23%	3,873	22%
BBB	7,242	41%	7,042	40%
BB (a)	720	4%	786	5%
B and below (b)	2,080	12%	2,071	12%
Total	$17,746	100%	$17,435	100%
(a) Includes $66 and $47 at September 30, 2015 and 2014, respectively, of non-agency RMBS that carry a NAIC 1 designation.
(b) Includes $1,788 and $1,677 at September 30, 2015 and 2014, respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of both September 30, 2015 and 2014, included in our fixed maturity AFS securities portfolio were the collateral assets of the funds withheld coinsurance agreement with FSRCI of $1 billion. The following table summarizes the credit quality, by NRSRO rating, of FSRCI fixed income portfolio:

	September 30, 2015		September 30, 2014
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$88	9%	$92	9%
AA	69	7%	93	9%
A	87	9%	95	9%
BBB	293	30%	304	30%
BB	168	17%	86	8%
B and below	273	28%	366	35%
Total	$978	100%	$1,036	100%
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
The tables below present our fixed maturity securities by NAIC designation as of September 30, 2015 and 2014:

	September 30, 2015
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,062	$10,323	58%
2	6,654	6,586	37%
3	603	567	3%
4	238	210	1%
5	65	60	1%
6	—	—	—%
Total	$17,622	$17,746	100%

	September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,409	$9,861	56%
2	6,312	6,579	38%
3	549	575	3%
4	320	319	2%
5	102	101	1%
6	—	—	—%
Total	$16,692	$17,435	100%

The tables below present the collateral assets of the funds withheld coinsurance agreement with FSRCI which were included in our fixed maturity securities as of September 30, 2015 and 2014:

	September 30, 2015
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$356	$352	36%
2	282	250	26%
3	170	158	16%
4	205	188	19%
5	34	30	3%
6	—	—	—%
Total	$1,047	$978	100%

	September 30, 2014
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$361	$378	36%
2	271	275	27%
3	48	48	5%
4	255	254	24%
5	81	81	8%
6	—	—	—%
Total	$1,016	$1,036	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our AFS securities, including the fair value and percent of total AFS securities fair value as of September 30, 2015 and 2014:

	September 30, 2015
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$1,979	11%
ABS collateralized loan obligation ("CLO")	1,811	10%
Municipal	1,796	10%
Whole loan collateralized mortgage obligation	1,431	8%
Life insurance	959	5%
CMBS	877	5%
Electric	858	5%
Property and casualty insurance	798	4%
Other financial institutions	694	4%
Pipelines	496	3%
Total	$11,699	65%

	September 30, 2014
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,240	12%
ABS CLO (a)	1,867	10%
Municipal	1,313	7%
Whole loan collateralized mortgage obligation (a)	1,208	7%
Life insurance	1,087	6%
Electric	959	5%
Property and casualty insurance	832	5%
CMBS	804	4%
Other financial institutions	726	4%
Pipelines	561	3%
Total	$11,597	63%
a) Certain prior year amounts have been reclassified to conform to the current year presentation.

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2015 and 2014, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2015		September 30, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$156	$158	$370	$373
Due after one year through five years	1,801	1,818	2,298	2,360
Due after five years through ten years	2,947	2,948	3,129	3,233
Due after ten years	6,895	6,993	5,778	6,213
Subtotal	$11,799	$11,917	$11,575	$12,179
Other securities which provide for periodic payments:
Asset-backed securities	$2,148	$2,106	$2,040	$2,032
Commercial-mortgage-backed securities	878	882	618	637
Structured hybrids	698	679	474	473
Residential mortgage-backed securities	2,099	2,162	1,985	2,114
Subtotal	$5,823	$5,829	$5,117	$5,256
Total fixed maturity available-for-sale securities	$17,622	$17,746	$16,692	$17,435
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
The fair value of our investments in subprime and Alt-A RMBS securities was $522 and $1,240 as of September 30, 2015, respectively, and $568 and $1,131 as of September 30, 2014, respectively.
During the third fiscal quarter 2015, we learned of a settlement that we are entitled to receive as a result of our ownership of certain residential mortgage-backed securities that were issued by Countrywide, which was later acquired by Bank of America. Please refer to "Note 4. Investments" to our audited Consolidated Financial Statements for additional details.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of September 30, 2015 and September 30, 2014:

	September 30, 2015	September 30, 2014
NAIC Designation:
1	99%	98%
2	1%	1%
3	—%	1%
4	—%	—%
5	—%	—%
6	—%	—%
Total	100%	100%

NRSRO:
AAA	2%	4%
AA	1%	1%
A	4%	5%
BBB	1%	2%
BB and below	92%	88%
Total	100%	100%

Vintage:
2007	25%	24%
2006	41%	35%
2005 and prior	34%	41%
Total	100%	100%
ABS Exposure
As of September 30, 2015, our ABS exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 86% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including credit card and automobile receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 14% of total ABS assets, or 2% of total invested assets. As of September 30, 2015, the CLO positions were trading at a net unrealized loss position of $43 and non-CLO positions were trading at a net unrealized gain position of $1.
The non-CLO exposure as of September 30, 2014 represented 8% of total ABS assets, or 1%, of total invested assets. As of September 30, 2014, the CLO positions were trading at a net unrealized loss position of $9 and non-CLO positions were trading at a net unrealized gain position of $1.

	September 30, 2015		September 30, 2014
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$1,811	86%	$1,867	92%
ABS auto	19	1%	18	1%
ABS home equity	7	—%	3	—%
ABS credit card	—	—%	—	—%
ABS other	269	13%	141	7%
ABS utility	—	—%	3	—%
Total ABS	$2,106	100%	$2,032	100%

Mortgage Loans on Real Estate
We rate all CMLs to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor them for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any CML to be impaired (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the CML is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a specific write-down recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.
Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of CMLs. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income (loss) to its debt service payments. A DSC ratio of less than 1.0 indicates that property’s operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above. We normalize our DSC ratios to a 25-year amortization period for purposes of our evaluation.

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A(a)
September 30, 2015
LTV Ratios:
Less than 50%	$115	$—	$11	$126	25%	$125	25%
50% to 60%	161	20	—	181	37%	180	37%
60% to 75%	185	—	—	185	38%	185	38%
Commercial mortgage loans	$461	$20	$11	$492	100%	$490	100%
September 30, 2014
LTV Ratios:
Less than 50%	$44	$—	$1	$45	33%	$45	33%
50% to 60%	20	—	—	20	15%	20	15%
60% to 75%	71	—	—	71	52%	71	52%
Commercial mortgage loans	$135	$—	$1	$136	100%	$136	100%
(a) N/A - Current DSC ratio not available.

As of September 30, 2015, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.12 times, and a weighted average LTV ratio of 56%.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of September 30, 2015 and 2014 were as follows:

	September 30, 2015
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government sponsored agencies	21	$31	$—	$31
United States municipalities, states and territories	60	427	(15)	412
Corporate securities:
Finance, insurance and real estate	129	1,136	(52)	1,084
Manufacturing, construction and mining	77	588	(105)	483
Utilities, energy and related sectors	151	997	(96)	901
Wholesale/retail trade	94	399	(26)	373
Services, media and other	126	904	(75)	829
Hybrid securities	46	672	(42)	630
Non-agency residential mortgage backed securities	135	712	(26)	686
Commercial mortgage backed securities	50	405	(10)	395
Asset backed securities	197	1,696	(47)	1,649
Total fixed maturity available for sale securities	1,086	7,967	(494)	7,473
Equity securities	22	147	(4)	143
Total	1,108	$8,114	$(498)	$7,616

	September 30, 2014
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	6	$120	$(1)	$119
United States Government sponsored agencies	19	26	—	26
United States municipalities, states and territories	41	272	(7)	265
Corporate securities:
Finance, insurance and real estate	89	676	(14)	662
Manufacturing, construction and mining	39	353	(14)	339
Utilities, energy and related sectors	55	386	(9)	377
Wholesale/retail trade	31	251	(4)	247
Services, media and other	42	327	(8)	319
Hybrid securities	41	563	(15)	548
Non-agency residential mortgage backed securities	83	462	(11)	451
Commercial mortgage backed securities	24	163	(2)	161
Asset backed securities	140	1,249	(20)	1,229
Total fixed maturity available for sale securities	610	4,848	(105)	4,743
Equity securities	25	240	(5)	235
Total	635	$5,088	$(110)	$4,978
The gross unrealized loss position on the available-for-sale fixed and equity portfolio as of September 30, 2015, was $498, an increase of $388 from $110 as of September 30, 2014. Corporate bonds represented 79% or $305 of this increase as spreads were wider in most corporate sectors, with high grade spreads increasing to 169bp from 145bp in the fourth fiscal quarter, and high yield spreads increasing to 630bp from 476bp in the same time period.  The manufacturing, construction and mining sector and the utilities and energy sector experienced the largest increase in unrealized losses, growing from $14 to $105 and $9 to $96, respectively. Weakness in commodity sensitive names was the largest component of the increase in the unrealized loss position, with holdings in the manufacturing, construction and mining segment comprising 21% of the gross unrealized loss, up from 13% in the prior period.

Our municipal bond portfolio exposure is a combination of general obligation bonds (fair value of $356 and an amortized cost of $338 as of September 30, 2015) and special revenue bonds (fair value of $1,252 and amortized cost of $1,182 as of September 30, 2015).
Across all municipal bonds, the largest issuer represented 7% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 97% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2015 and 2014, were as follows:

	September 30, 2015				September 30, 2014
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	35	$279	$200	$(79)	—	$—	$—	$—
Six months or more and less than twelve months	2	31	18	(13)	—	—	—	—
Twelve months or greater	—	—	—	—	2	1	—	(1)
Total investment grade	37	310	218	(92)	2	1	—	(1)

Below investment grade:
Less than six months	29	126	84	(42)	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	1	—	—	—
Twelve months or greater	1	—	—	—	4	—	—	—
Total below investment grade	30	126	84	(42)	5	—	—	—
Total	67	$436	$302	$(134)	7	$1	$—	$(1)
OTTI and Watch List
We have a policy and process in place to identify securities in our investment portfolio each quarter for which we should evaluate for OTTI.
At each balance sheet date, we identify invested assets which have characteristics that create uncertainty as to our future assessment of an OTTI (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, we review not only a change in current price relative to the asset's amortized cost, but also the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically, for corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. On a quarterly basis, we review structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential OTTI and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. At September 30, 2015 and 2014, our watch list included seventy and nine securities, respectively, in an unrealized loss position with an amortized cost of $436 and $1, unrealized losses of $134 and $1, and a fair value of $302 and $0, respectively. Our analysis of these securities, which included cash flow testing results, demonstrated the September 30, 2015 and 2014 carrying values were fully recoverable.
There were five and nine structured securities on the watch list to which we had potential credit exposure as of September 30, 2015 and 2014, respectively. Our analysis of these structured securities, which included cash flow testing results, demonstrated the September 30, 2015 and 2014 carrying values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of September 30, 2015 and 2014.

As of September 30, 2015 and September 30, 2014, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2015, refer to "Note 4. Investments", to our audited Consolidated Financial Statements.
Net Investment Income and Net Investment Gains
For discussion regarding our net investment income and net investment gains refer to "Note 4. Investments" to our audited Consolidated Financial Statements.
Concentrations of Financial Instruments
For detail regarding our concentration of financial instruments refer to "Note 3. Significant Risks and Uncertainties" to our audited Consolidated Financial Statements.
Derivatives
We are exposed to credit loss in the event of non-performance by our counterparties on call options. We attempt to reduce this credit risk by purchasing such options from large, well-established financial institutions.
We also hold cash and cash equivalents received from counterparties for call option collateral, as well as U.S. Government securities pledged as call option collateral, if our counterparty’s net exposures exceed pre-determined thresholds. See "Note 5. Derivative Financial Instruments" to our audited Consolidated Financial Statements for additional information regarding our derivatives and our exposure to credit loss on call options.
We are exposed to credit loss in the event of non-performance by our affiliated collateral manager, Salus, and certain borrowers on the foreign currency exposure of CAD loan participations. As disclosed in "Note 4. Investments" to our audited Consolidated Financial Statements, a subsidiary of our parent company HRG has provided us a guaranty on the swap agreements for two of the loan participations in the event that Salus is unable to fulfill their counterparty obligation to us.

Liquidity and Capital Resources
Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums, fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided cash of $35, $174 and $335 in 2015, 2014 and 2013, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL. As a holding company with no operations of its own, FGL derives its cash primarily from its insurance subsidiaries and FGLH, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through FGLH to FGL.

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
Discussion of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (dollars in millions):

	Fiscal Year			Increase / (Decrease)
Cash provided by (used in):	2015	2014	2013	2015 compared to 2014	2014 compared to 2013
Operating activities	$35	$174	$335	$(139)	$(161)
Investing activities	(1,024)	(1,659)	(90)	635	(1,569)
Financing activities	915	857	(96)	58	953
Net increase (decrease) in cash & cash equivalents	$(74)	$(628)	$149	$554	$(777)
Operating Activities
Cash provided by operating activities totaled $35 for Fiscal 2015 as compared to cash provided by operating activities of $174 for Fiscal 2014. The $139 decline was principally due to an increase in policy acquisition costs of $79 resulting from an increase in product sales period over period and $192 decrease in cash and short-term collateral from our derivative counterparties, offset by an $80 increase of investment income receipts period over period.
Cash provided by operating activities totaled $174 for Fiscal 2014 as compared to cash provided by operating activities of $335 for Fiscal 2013. The $161 decline was principally due to an increase in policy acquisition costs of $91 resulting from an increase in product sales period over period and income taxes paid of $30 due to the increase in taxable income of the FGLIC and FGL NY.
Investing Activities
Cash used in investing activities was $1,024 for Fiscal 2015, as compared to cash used in investing activities of $1,659 for Fiscal 2014. The $635 decrease in cash used in investing activities is principally due to a $604 decrease in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.

Cash used in investing activities was $1,659 for Fiscal 2014, as compared to cash provided of $90 for Fiscal 2013. The $1,569 decrease in cash provided by investing activities is principally due to a $1,605 increase in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.
Financing Activities
Cash provided by financing activities was $915 for Fiscal 2015 compared to cash provided by financing activities of $857 for Fiscal 2014. The $58 increase in cash provided by financing activities was primarily related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments. Additionally, dividends paid decreased $40 primarily due to dividends paid to our parent company, HRG, in Fiscal 2014. During Fiscal 2014, there were net cash proceeds of $176 from the issuance of common stock in connection with our IPO, which offset the overall period over period cash increase.
Cash provided by financing activities was $857 for Fiscal 2014 as compared to cash used by financing activities of $96 for Fiscal 2013. The $953 increase in cash provided by financing activities was primarily related to the receipt of $176 of net cash proceeds from the issuance of common stock in connection with our IPO, an increase in cash provided by $1,094 from the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments. The increase was also due to a $39 decrease in dividends paid to our parent company, HRG, and to our stockholders period over period. These increases are offset by the $300 proceeds received from issuance of debt in Fiscal 2013.

Sources of Cash Flow
Dividends from Insurance Subsidiaries, Statutory Capital and Risk-Based Capital

The Company’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2014, in accordance with applicable dividend restrictions, the Company’s subsidiaries could pay “ordinary” dividends of $121 to FGLH in 2015, less any dividends paid during the immediately preceding 12 month period. The Company did not declare or pay any dividends to FGLH during the 12 month period ended September 30, 2015. Therefore, FGL Insurance is able to declare an ordinary dividend up to $121 with respect to its 2014 statutory results, subject to management’s discretion.
FGLIC and FGL NY Insurance are subject to minimum RBC requirements established by the insurance departments of their applicable state of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and levels of premium activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC, as defined by the NAIC, to RBC requirements, as defined by the NAIC. FGLIC and FGL NY Insurance exceeded the minimum RBC requirements that would require regulatory or corrective action for all periods presented herein. RBC is an important factor in the determination of the financial strength ratings of FGLIC.
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

Statutory capital and surplus of FGLIC and our other insurance subsidiaries is as follows for the periods presented:

(dollars in millions)	As of September 30, 2015	As of September 30, 2014
Subsidiary Name:
Fidelity & Guaranty Life Insurance Company	$1,224	$1,134
Fidelity & Guaranty Life Insurance Company of New York	64	64
Raven Reinsurance Company	196	189
We monitor the ratio of our insurance subsidiaries’ TAC to company action level risk-based capital (“CAL”). A ratio in excess of either (i) 100% or (ii) 150% if there is a negative trend, indicates that the insurance subsidiary is not required to take any corrective actions to increase capital levels at the direction of the applicable state of domicile.
The ratio of TAC to CAL for FGLIC and FGL NY Insurance is set out below for the periods presented:

	As of September 30, 2015			As of September 30, 2014
(dollars in millions)	CAL	TAC	Ratio	CAL	TAC	Ratio
Fidelity & Guaranty Life Insurance Company	$337	$1,337	397%	$318	$1,253	394%
Fidelity & Guaranty Life Insurance Company of New York	10	68	709%	9	67	755%

Debt
In March 2013, FGLH issued $300 aggregate principal amount of 6.375% Senior Notes due April 1, 2021, at par value pursuant to the indenture, dated as of March 27, 2013, between FGLH, certain of its subsidiaries from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), and the first supplemental indenture dated as of March 27, 2013, between FGLH, certain of its subsidiaries from time to time parties thereto and the Trustee. The Senior Notes bear interest at a rate of 6.375% per annum. Interest on the Senior Notes is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing October 1, 2013. As of September 30, 2015, FGLH had outstanding approximately $300 aggregate principal amount of the Senior Notes.
As of August 26, 2014, FGLH, as borrower, and the Company as guarantor, entered into a three-year $150 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes.
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

Credit Ratings

Our indicative credit ratings published by the primary rating agencies are set forth below. Securities are rated at the time of issuance so actual ratings may differ from the indicative ratings. There may be other rating agencies that also provide credit ratings, which we do not disclose in our reports. Our current financial strength ratings of our principal insurance subsidiaries are described in “Part I - Item 1. Business - Ratings”.

The long-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are as follows:

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

A downgrade of our debt ratings could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described in “Part I - Item 1. Business - Ratings”. All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we can maintain these ratings. Each rating should be evaluated independently of any other rating.

Preferred Stock
Under our amended and restated certificate of incorporation, our board of directors has the authority, without further action by our shareholders, to issue up to 50,000 thousand shares of preferred stock in one or more series and to fix the designation, powers, preferences and the relative participating, optional or other special rights and the qualifications, limitations and restrictions of each series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series.
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
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of September 30, 2015 and 2014, we had $482 and $526 in non-putable funding agreements, respectively, included under contract owner account balances on our consolidated balance sheet. As of September 30, 2015 and 2014, we had assets with a market value of approximately $524 and $579, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our consolidated balance sheets.
Collateral-Derivative Contracts
Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of September 30, 2015 and 2014, $7 and $188 collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

Uses of Cash Flow
Contractual Obligations
The following table summarizes, as of September 30, 2015, our contractual obligations that were fixed and determinable and the payments due under those obligations in the following periods.

	Payment Due by Fiscal Period
(dollars in millions)	Total	2016	2017 and 2018	2019 and 2020	After 2020
Annuity and universal life products (a)	$28,429	$2,250	$4,894	$4,354	$16,931
Operating leases	10	2	4	4	1
Debt	300	—	—	—	300
Interest expense	115	19	38	38	20
Total	$28,854	$2,271	$4,936	$4,396	$17,252

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

In Fiscal 2015, four equal dividend payments of $4 were paid to shareholders outstanding during December 2014, March 2015, May 2015, and August 2015. Fiscal 2014 dividends consisted of a special dividend paid to HRG in December 2013 at the time of the Company's IPO, and three dividends paid to shareholders during March 2014, May 2014, and August 2014. We intend to continue to pay cash dividends on such shares so long as we have sufficient capital and/or future earnings to do so, while retaining most of our future earnings, if any, for use in our operations and the expansion of our business.

On September 2, 2014, the Company’s Board of Directors authorized the repurchase of up to 500 thousand shares of the Company’s outstanding shares of common stock over the next twelve months. As of September 30, 2015, the share repurchase program has been completed and a total of 512 thousand shares of common stock have been repurchased at cost for a total cost of $11, which are held in treasury, of which 500 thousand shares were pursuant to the repurchase program and 12 thousand shares were acquired to satisfy employee income tax withholding pursuant to the Company’s stock compensation plan.
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

The F&G Stock Purchase Agreement between FGL (previously, HFG) and OM Group (UK) Limited (“OMGUK”) included a Guarantee and Pledge Agreement, which created a security interest in the equity of FGLH and FGLH’s equity interest in FGL Insurance for the benefit of OMGUK in the event that FGL failed to perform certain obligations under the F&G Stock Purchase Agreement. In the third quarter of 2015, in connection with the settlement of the litigation amongst the Company, HRG and OMGUK, the Guarantee and Pledge Agreement was

terminated and the Company was released from its obligations thereunder. For additional information see "Note 12. Commitments and Contingencies" to our audited Consolidated Financial Statements.
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

We have other unfunded investment commitments as result of the timing of when investments are executed compared to the timing of when they are required to be funded. Please refer to "Note 12. Commitments and Contingencies" to our audited Consolidated Financial Statements for additional details on unfunded investment commitments.

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
We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

•	At-risk limits on sensitivities of regulatory capital to the capital markets provide the fundamental framework to manage capital markets risks including the risk of asset / liability mismatch;

•	Duration and convexity mismatch limits;

•	Credit risk concentration limits; and

•	Investment and derivative guidelines.

We manage our risk appetite based on two key risk metrics:

•
Regulatory Capital Sensitivities: the potential reduction, under a range of moderate to extreme capital markets stress scenarios, of the excess of available statutory capital above the minimum required under the NAIC regulatory RBC methodology; and

•
Earnings Sensitivities: the potential reduction in results of operations over a 30 year time horizon under the same moderate to extreme capital markets stress scenario. Maintaining a consistent level of earnings helps us to finance our operations, support our capital requirements and provide funds to pay dividends to stockholders.

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
As part of our asset liability management (“ALM”) program, we have made a significant effort to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. Our ALM strategy is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of our effort to manage interest rate risk has been to structure the investment portfolio with cash flow characteristics that are consistent with the cash flow characteristics of the insurance liabilities. We use actuarial models to simulate the cash flows expected from the existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. Duration measures the price sensitivity of a security to a small change in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, common stocks, and the collateral assets of the funds withheld coinsurance agreement with FSRCI as of September 30, 2015, is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$6,829	38%
5-9	5,963	34%
10-14	4,267	24%
15-20	715	4%
Total	$17,774	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The carrying value of our fixed maturity portfolio totaled $18 billion and $17 billion at September 30, 2015 and 2014, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In connection with the use of call options, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst five different approved counterparties to limit the concentration in one counterparty. Our policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with the equivalent of an S&P rating of A- or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See "Note 5. Derivative Financial Instruments" to our audited Consolidated Financial Statements for additional information regarding our exposure to credit loss.

Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

(dollars in millions)		September 30, 2015				September 30, 2014
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,233	$16	$—	$16	$2,240	$93	$53	$40
Deutsche Bank	A/A3/BBB+	2,482	26	—	26	2,810	108	72	36
Morgan Stanley	*/A1/A	4,086	35	7	28	2,295	85	63	22
Barclay's Bank	A/A2/A-	392	4	—	4	258	10	—	10
Total		$9,193	$81	$7	$74	$7,603	$296	$188	$108
(a) An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of September 30, 2015:

(dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reassurance	$1,493	A	Not Rated	Not Rated
Front Street Re	1,227	Not Rated	Not Rated	Not Rated
Security Life of Denver	144	A	A	A2
Scottish Re	142	Not Rated	Not Rated	Not Rated
London Life	107	A	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of September 30, 2015 that would require an allowance for uncollectible amounts.

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
See "Note 5. Derivatives Financial Instruments" to our audited Consolidated Financial Statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For Fiscal 2015, the annual index credits to policyholders on their anniversaries were $296. Proceeds received at expiration on options related to such credits were $248. This shortfall is funded by our net investment spread earnings.
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
If interest rates were to increase 100 basis points from levels at September 30, 2015, the estimated fair value of our fixed maturity securities would decrease by approximately $1,128 of which $52 relates to the FSRCI funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the FSRCI funds withheld assets and be reflected in the Company’s Consolidated Statement of Operations. The impact on shareholders’ equity of such decrease, net of income taxes and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $727 in AOCI and a decrease of $702 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at September 30, 2015, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $143.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $62, our call option investments to decrease by approximately $7 based on equity positions and our FIA embedded derivative liability to decrease by approximately $9 as of September 30, 2015. Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.
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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the CEO and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. These inherent limitations are an intrinsic part of the financial reporting process. Therefore, although the Company’s management is unable to eliminate this risk, it is possible to develop safeguards to reduce it. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company's management, under the supervision of and with the participation of the CEO and CFO, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2015 based on criteria for effective control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this assessment the Company's management concluded that its internal control over financial reporting was effective as of September 30, 2015 in accordance with the COSO criteria. The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, which is included herein.
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except as discussed in the following paragraph.
In August 2015, the Company insourced the valuation of derivatives used to hedge the equity market risk of the Company’s indexed annuity contracts. We implemented internal controls to support this new internal process and hired new personnel with relevant prior experience in derivatives trading and valuation.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information regarding Directors of the Company is incorporated by reference from the discussion under the headings “Proposal 1 - Election of Directors”, “Directors”, “Nominees for Election as Directors” and “Continuing Directors” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after September 30, 2015 (the “2016 Proxy Statement”).
Executive Officers
Information regarding Executive Officers of the Company is incorporated by reference from the discussion under the heading “Executive Officers” in the Company’s 2016 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2016 Proxy Statement.
Code of Ethics
Information regarding the Company’s Code of Conduct and Ethics is incorporated by reference from the discussion under the heading “Corporate Governance Guidelines and Code of Ethics and Business Conduct” in the Company’s 2016 Proxy Statement.
Director Nominations
Information regarding material changes, if any, to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors is incorporated by reference from the discussion under the heading “Proposal 1 - Election of Directors” in the Company’s 2016 Proxy Statement.
Audit Committee and Audit Committee Financial Expert
Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is incorporated by reference from the discussion under the headings “Information About Committees of Our Board, Audit Committee” and “Audit Committee Report” in the Company’s 2016 Proxy Statement.

Item 11. Executive Compensation
Information regarding executive compensation and other related disclosures required by this Item are incorporated by reference from the discussion under the headings “Compensation Discussion and Analysis”, “Compensation and Benefits”, “Compensation Committee Report”, “Executive Compensation”, “Director Compensation”, and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on the securities authorized for issuance under the Company’s compensation plans (including any individual compensation arrangements) is incorporated by reference from the discussion under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2016 Proxy Statement.
Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning transactions with related persons and the review, approval or ratification thereof is incorporated by reference from the discussion under the heading “Certain Relationships and Related Party Transactions” in the Company’s 2016 Proxy Statement.
Information concerning director independence is incorporated by reference from the discussion under the heading “Directors Independence” in the Company’s 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services
Information concerning the fees for professional services rendered by the Company’s registered public accounting firm and the pre-approval policies and procedures of the Company’s Audit Committee is incorporated by reference from the discussion under the heading “Principal Accountant Fees and Services” in the Company’s 2016 Proxy Statement.

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

4.5
Registration Rights Agreement, dated December 18, 2013, between Fidelity & Guaranty Life, and HRG Group, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q, filed on February 7, 2014 (file No. 001-36227)).

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

10.25
Omnibus Amendment to Equity Award Agreements by and among Fidelity & Guaranty Life, Fidelity & Guaranty Life Business Services, Inc. and Leland C. Launer Jr. dated as of March 31, 2015 (incorporated by reference to our Form 8-K, filed on April 2, 2015 (File No. 001-36227)).

10.26
Employment Agreement by and between Fidelity & Guaranty Life Business Services, Inc. and Christopher J. Littlefield, dated as of May 6, 2015 (incorporated by reference to our Form 8-K, filed on May 8, 2015 (File No. 001-36227)).

10.27	Fidelity & Guaranty Life 2015 Severance Plan, effective as of June 16, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 5, 2015 (File No. 001-36227)).
10.28
Form of Retention Letter from Fidelity & Guaranty Life to its executive officers, dated July 10, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 5, 2015 (File No. 001-36227)).

10.29
Form of Indemnification Agreement by and between Fidelity & Guaranty Life and its directors and executive officers, dated as of July 14, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 5, 2015 (File No. 001-36227)).

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

FIDELITY & GUARANTY LIFE (Registrant)

Date:	November 19, 2015	By:	/s/ Dennis R. Vigneau
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)
POWERS OF ATTORNEY
KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Christopher J. Littlefield and Dennis R. Vigneau, and each of them, acting individually, as his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher J. Littlefield
Christopher J. Littlefield	Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2015
/s/ Dennis R. Vigneau
Dennis R. Vigneau	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 19, 2015
/s/ Joseph S. Steinberg
Joseph S. Steinberg	Chairman	November 19, 2015
/s/ Omar M. Asali
Omar M. Asali	Director	November 19, 2015
/s/ William J. Bawden
William J. Bawden	Director	November 19, 2015
/s/ James M. Benson
James M. Benson	Director	November 19, 2015
/s/ Kevin J. Gregson
Kevin J. Gregson	Director	November 19, 2015
/s/ William P. Melchionni
William P. Melchionni	Director	November 19, 2015
/s/ John H. Tweedie
John H. Tweedie	Director	November 19, 2015
/s/ Thomas A. Williams
Thomas A. Williams	Director	November 19, 2015

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Fidelity & Guaranty Life:
We have audited Fidelity & Guaranty Life’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fidelity & Guaranty Life’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Fidelity & Guaranty Life maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity & Guaranty Life and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015, and our report dated November 19, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Baltimore, Maryland
November 19, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Fidelity & Guaranty Life:
We have audited the accompanying consolidated balance sheets of Fidelity & Guaranty Life and subsidiaries (the Company) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules I to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity & Guaranty Life and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity & Guaranty Life’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 19, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Baltimore, Maryland
November 19, 2015

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2015	September 30, 2014

ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: September 30, 2015 - $17,622; September 30, 2014 - $16,692)	$17,746	$17,435
Equity securities, available-for-sale, at fair value (amortized cost: September 30, 2015 - $597; September 30, 2014 - $679)	620	698
Derivative investments	82	296
Commercial mortgage loans	491	136
Other invested assets	155	237
Total investments	19,094	18,802
Related party loans	78	113
Cash and cash equivalents	502	576
Accrued investment income	191	182
Reinsurance recoverable	3,579	3,665
Intangibles, net	988	515
Deferred tax assets	228	137
Other assets	265	163
Total assets	$24,925	$24,153

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$17,770	$16,464
Future policy benefits	3,468	3,504
Funds withheld for reinsurance liabilities	1,267	1,331
Liability for policy and contract claims	55	58
Debt	300	300
Other liabilities	563	837
Total liabilities	23,423	22,494

Commitments and contingencies

Shareholders' equity:
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued at September 30, 2015)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 58,870,823 issued and outstanding at September 30, 2015; 58,442,721 shares issued and outstanding at September 30, 2014)	1	1
Additional paid-in capital	714	702
Retained earnings	710	607
Accumulated other comprehensive income	88	349
Treasury stock, at cost (512,391 shares at September 30, 2015; no shares at September 30, 2014)	(11)	—
Total shareholders' equity	1,502	1,659
Total liabilities and shareholders' equity	$24,925	$24,153

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Year ended September 30,
	2015	2014	2013

Revenues:
Premiums	$58	$56	$59
Net investment income	851	760	708
Net investment (losses) gains	(37)	307	518
Insurance and investment product fees and other	89	68	62
Total revenues	961	1,191	1,347
Benefits and expenses:
Benefits and other changes in policy reserves	578	788	533
Acquisition and operating expenses, net of deferrals	113	102	110
Amortization of intangibles	64	89	184
Total benefits and expenses	755	979	827
Operating income	206	212	520
Interest expense	(24)	(23)	(12)
Income before income taxes	182	189	508
Income tax expense	64	26	160
Net income	$118	$163	$348

Net income per common share - adjusted to reflect stock split:

Basic	$2.03	$2.91	$7.40
Diluted	$2.02	$2.90	$7.40
Weighted average common shares used in computing net income per common share:
Basic	58,117,884	55,969,912	47,000,000
Diluted	58,360,841	56,011,436	47,000,000

Cash dividend per common share	$0.26	$1.11	$1.99

Supplemental disclosures
Total other-than-temporary impairments	$(82)	$(1)	$(3)
Portion of other-than-temporary impairments included in other comprehensive income	—	—	—
Net other-than-temporary impairments	(82)	(1)	(3)
(Losses) gains on derivatives and embedded derivatives	(8)	206	175
Other investment gains	53	102	346
Total net investment gains	$(37)	$307	$518

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year ended September 30,
	2015	2014	2013

Net income	$118	$163	$348

Other comprehensive (loss) income
Unrealized investment (losses) gains:
Changes in unrealized investment (losses) gains before reclassification adjustment	(650)	622	(489)
Net reclassification adjustment for losses (gains) included in net investment gains	29	(101)	(333)
Changes in unrealized investment (losses) gains after reclassification adjustment	(621)	521	(822)
Adjustments to intangible assets	220	(157)	327
Changes in deferred income tax asset/liability	140	(128)	173
Net unrealized (losses) gains on investments	(261)	236	(322)
Non-credit related other-than-temporary impairment:
Changes in non-credit related other-than-temporary impairment	—	—	—
Adjustments to intangible assets	—	—	—
Changes in deferred income tax asset/liability	—	—	—
Net non-credit related other than-temporary impairment	—	—	—
Net change to derive comprehensive (loss) income for the period	(261)	236	(322)
Comprehensive (loss) income	$(143)	$399	$26

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital/Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance, September 30, 2012	$—	$—	$415	$441	$435	$—	$1,291
Capital contributions from HRG Group Inc.	—	—	112	—	—	—	112
Dividends	—	—	—	(94)	—	—	(94)
Distributions to HRG Group Inc. and subsidiaries	—	—	—	(196)	—	—	(196)
Net income	—	—	—	348	—	—	348
Unrealized investment losses, net	—	—	—	—	(322)	—	(322)
Balance, September 30, 2013	$—	$—	$527	$499	$113	$—	$1,139
Dividends	—	—	—	(55)	—	—	(55)
Stock split	—	1	(1)	—	—	—	—
Proceeds from issuance of common stock, net of transaction fees	—	—	173	—	—	—	173
Net income	—	—	—	163	—	—	163
Unrealized investment gains, net	—	—	—	—	236	—	236
Stock compensation	—	—	3	—	—	—	3
Balance, September 30, 2014	$—	$1	$702	$607	$349	$—	$1,659
Treasury shares purchased	—	—	—	—	—	(11)	(11)
Dividends	—	—	—	(15)	—	—	(15)
Net income	—	—	—	118	—	—	118
Unrealized investment losses, net	—	—	—	—	(261)	—	(261)
Common stock issued under employee plans	—	—	2	—	—	—	2
Stock compensation	—	—	10	—	—	—	10
Balance, September 30, 2015	$—	$1	$714	$710	$88	$(11)	$1,502

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended September 30,
	2015	2014	2013

Cash flows from operating activities:
Net income	$118	$163	$348
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	7	8	6
Amortization	(60)	(35)	22
Deferred income taxes	50	(25)	187
Interest credited/index credits to contractholder account balances	420	659	378
Net recognized losses (gains) on investments and derivatives	37	(307)	(518)
Charges assessed to contractholders for mortality and administration	(68)	(45)	(32)
Deferred policy acquisition costs, net of amortization	(253)	(149)	37
Changes in operating assets and liabilities:
Reinsurance recoverable	46	(16)	(1,401)
Future policy benefits	(36)	(53)	(58)
Funds withheld from reinsurers	(62)	(101)	1,518
Collateral (returned) posted	(128)	64	72
Other assets and other liabilities	(36)	11	(224)
Net cash provided by operating activities	35	174	335
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	4,947	5,084	8,989
Proceeds from derivatives instruments and other invested assets	439	518	300
Proceeds from commercial mortgage loans	139	17	18
Cost of available-for-sale investments	(5,746)	(6,775)	(9,030)
Costs of derivatives instruments and other invested assets	(296)	(367)	(297)
Costs of commercial mortgage loans	(535)	(133)	(31)
Related party loans	35	6	(35)
Capital expenditures	(7)	(9)	(4)
Net cash (used in) investing activities	(1,024)	(1,659)	(90)
Cash flows from financing activities:
Treasury stock	(11)	—	—
Proceeds from issuance of common stock, net of transaction fees	—	176	—
Common stock issued under employee plans	2	—	—
Capital contributions	—	—	112
Distributions to HRG Group Inc.	—	—	(47)
Proceeds from issuance of new debt	—	—	300
Debt issuance costs	—	(4)	(10)
Payment of offering costs	—	—	(3)
Dividends paid	(15)	(55)	(94)
Contractholder account deposits	2,503	2,365	1,362
Contractholder account withdrawals	(1,564)	(1,625)	(1,716)
Net cash provided by (used in) financing activities	915	857	(96)
Change in cash & cash equivalents	(74)	(628)	149
Cash & cash equivalents, beginning of period	576	1,204	1,055
Cash & cash equivalents, end of period	$502	$576	$1,204

Supplemental disclosures of cash flow information:
Interest paid	$10	$19	$—
Income taxes paid	$38	$34	$4
Distribution of non-cash assets to HRG Group Inc. and subsidiaries	$—	$—	$123
Non-cash adjustment to retained earnings	$—	$—	$(26)

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Nature of Business
Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC (“HFG”)) (“FGL” and, collectively with its subsidiaries, the “Company”) is a subsidiary of HRG Group Inc. (formerly, Harbinger Group Inc. (“HRG”)). HRG is a diversified holding company focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries. FGL and HRG’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbols “FGL” and “HRG,” respectively. In January of 2014, HRG transferred HRG’s ownership interest in FGL common shares to FS Holdco II, Ltd. ("FS Holdco") which is a direct wholly-owned subsidiary of HRG. HRG indirectly holds 47,000 thousand shares of FGL's outstanding common stock, representing an 81% interest at September 30, 2015.
Dollar amounts in the accompanying footnotes are presented in millions, unless otherwise noted.
On August 9, 2013, the Company distributed its ownership interests in its wholly-owned subsidiaries, HGI Real Estate, LLC. and FS Holdco to HRG and HRG's subsidiaries. Beginning on August 9, 2013 with the distribution of FS Holdco, the Company’s financial statements reflect the 10% reinsurance agreement, whereby FGL cedes 10% of its in-force annuity block not already reinsured on a funds withheld basis to Front Street Re (Cayman) Ltd. (“FSRCI”), a subsidiary of FS Holdco. On August 23, 2013 the Company also distributed and assigned to HRG all of its rights in the interests, liabilities and obligations under its litigation against OM Group (UK) Limited (“OMGUK”) related to claimed $50 purchase price adjustment in connection with HFG's acquisition of Fidelity & Guaranty Life Holdings, Inc. ("FGLH") on April 6, 2011.

On November 8, 2015, FGL entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among FGL, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a Delaware corporation and a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a Delaware corporation and a newly formed, wholly-owned subsidiary of AB Infinity (“Merger Sub”). Pursuant to the Merger Agreement, FGL will become an indirect wholly-owned subsidiary of Anbang.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of FGL common stock will be canceled and converted automatically into the right to receive $26.80 in cash, without interest, other than any shares of common stock owned by FGL as treasury stock or otherwise or owned by Anbang, AB Infinity or Merger Sub (which will be canceled and no payment will be made with respect thereto), shares of common stock granted pursuant to FGL’s employee equity award plan and those shares of common stock with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn.

At the effective time of the Merger, each, vested and unvested, FGL option to purchase shares of common stock restricted share of common stock and performance-based restricted stock will become fully vested and automatically converted into the right to receive a cash payment in an amount pursuant to the Merger Agreement.  In addition, at such time, each, vested and unvested, stock option and restricted stock unit relating to shares of Fidelity & Guaranty Life Holdings, Inc., a subsidiary of FGL (“FGLH”) will become fully vested and automatically converted into the right to receive a cash payment in an amount pursuant to the Merger Agreement, and each dividend equivalent held in respect of a share of FGLH stock (a “DER”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such DER.

The Merger is subject to closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division, New York Department of Financial Services, Vermont Department of Financial Regulation, China Insurance Regulatory Commission and the Committee on Foreign Investment in the United States. Upon termination of the Merger Agreement, under specified circumstances, FGL may be required to pay a termination fee to Anbang and its subsidiaries of $51.

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
Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. We currently distribute and service primarily fixed rate annuities, including FIAs. Therefore, we have only one reporting segment that our chief operating decision makers use to manage our business. Premiums and annuity deposits (net of coinsurance), which are not included as revenues (except for traditional premiums) in the accompanying Consolidated Statements of Operations, collected during the years ended September 30, 2015, 2014 and 2013, by product type were as follows:

	Year ended September 30,
Product Type	2015	2014	2013
Fixed indexed annuities	$2,185	$1,451	$983
Fixed rate annuities	211	708	38
Single premium immediate annuities	16	10	7
Life insurance (a)	163	143	119
Total	$2,575	$2,312	$1,147

(a)	Life insurance includes Universal Life (“UL”) and traditional life insurance products.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

(2) Significant Accounting Policies and Practices
Principles of Consolidation
The accompanying audited consolidated financial statements include the accounts of the Company and all other entities in which FGL has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.
We are involved in certain entities that are considered variable interest entities ("VIEs") as defined under U.S. GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control to evaluate if we are the primary beneficiary of the VIE. See "Note 4. Investments" to the Company’s Consolidated Financial Statements for additional information on the Company’s investments in unconsolidated VIEs.
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
Net Investment Income
Dividends and interest income, recorded in “Net investment income”, are recognized when earned. Income or losses upon call or prepayment of available-for-sale fixed maturity securities is recognized in net investment income. Amortization of premiums and accretion of discounts on investments in fixed maturity securities are reflected in “Net investment income” over the contractual terms of the investments in a manner that produces a constant effective yield.
For mortgage-backed and asset-backed securities, included in the fixed maturity available-for-sale (“AFS”) securities portfolios, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in “Net investment income’’.
Net Investment Gains (Losses)
Net investment gains (losses) include realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments ("OTTI") of AFS investments, and gains and losses on derivative investments. Realized gains and losses on the sale of investments are determined using the specific identification method.
Product Fees
Product fee revenue from IUL products and deferred annuities is comprised of policy and contract fees charged for the cost of insurance, and policy administration and rider fees. Fees are assessed on a monthly basis and recognized as revenue when assessed and earned. Product fee revenue also includes surrender charges which are collected and recognized as revenue when the policy is surrendered.

Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuity, FIA and IUL policies include index credits and interest credited to contractholder account balances and benefit claims incurred during the period in excess of contract account balances. Interest crediting rates associated with funds invested in the general account of our insurance subsidiaries during 2013 through 2015 ranged from 0.0% to 6.0% for deferred annuities and FIA's, combined, and 0.0% to 4.5% for IUL's. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the reserve for secondary guarantee benefit payments.
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
Interest Expense
Interest expense on our debt is recognized as due and any associated premiums, discounts, and costs are amortized (accreted) over the term of the related borrowing utilizing the straight line method. Interest expense also includes non-use fees on the revolving credit facility entered into in August 2014.
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
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2015 and 2014, there were no cash equivalents.
Investments
Investment Securities
The Company’s investments in debt and equity securities have been designated as AFS and are carried at fair value with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”), net of associated intangibles “shadow adjustments” (discussed in "Note 7. Intangibles" to the Company’s Consolidated Financial Statements) and deferred income taxes.
FS Holdco held trading equity securities during the year ended September 30, 2013, however there were no trading securities held at September 30, 2013. Trading securities were carried at fair value and changes in fair value were recorded in “Net investment gains (losses)” on the Consolidated Statements of Operations.
Available-for-Sale Securities Other-Than-Temporary Impairments
The Company regularly reviews AFS securities for declines in fair value that it determines to be other-than-temporary. For an equity security, if the Company does not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, it concludes that an OTTI has occurred and the cost of the equity security is written down to the current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. When assessing its ability and intent to hold an equity security to recovery, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, business prospects and the overall financial condition of the issuer.
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
If the Company intends to sell a debt security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, the Company will conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. If the Company does not intend to sell a debt security or it is more likely than not the Company will not be required to sell a debt security before recovery of its amortized cost basis and the present value of the cash flows expected to be collected is less than the amortized cost of the security (referred to as the credit loss), an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations, as this amount is deemed the credit loss portion of the OTTI. The remainder of the decline to fair value is recorded in AOCI as unrealized OTTI on available-for-sale securities, as this amount is considered a non-credit (i.e., recoverable) impairment.
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
When evaluating redeemable preferred stocks for OTTI the Company applies the accounting policy described above for debt securities.  Additionally, the SEC’s staff in the Office of the Chief Accountant issued a letter (SEC OTTI Release) to the Financial Accounting Standards Board (“FASB”) on October 14, 2008, providing clarifying guidance on how to assess impairments of perpetual preferred securities (“PPS”), including perpetual preferred stock.  After consultation with and concurrence of the FASB staff, the SEC staff has concluded that it will not object to an issuer treating a PPS similar to a debt security in an OTTI evaluation (including an anticipated recovery period), provided there has been no evidence of a deterioration in credit of the issuer.  Consequently, when such criteria is met we apply the OTTI guidance of debt securities to perpetual preferred stock.
When evaluating mortgage-backed securities and asset-backed securities, the Company considers a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or other-than-temporary. The most important factor is the performance of the underlying collateral in the security and the trends of that performance. The Company uses this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future. Other factors used in this analysis include type of underlying collateral (e.g., prime, Alternative A-paper (“Alt-A”), or subprime), geographic distribution of underlying loans and timing of liquidations by state. Once default rates and timing assumptions are determined, the Company then makes assumptions regarding the severity of a default if it were to occur. Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans. Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected, including expected defaults and prepayments. These cash flows on the collateral are then translated to cash flows on the Company’s tranche based on the cash flow waterfall of the entire capital security structure. If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for OTTI by comparing the present value of expected cash flows to amortized cost. To the extent that the security has already been impaired or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no impairment is required. The Company also considers the ability of monoline insurers to meet their contractual guarantees on wrapped mortgage-backed securities. Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, then an OTTI is recognized.
The Company includes on the face of the Consolidated Statements of Operations the total OTTI recognized in "Net investment gains (losses)", with an offset for the amount of non-credit impairments recognized in AOCI. The Company discloses the amount of OTTI recognized in AOCI and other disclosures related to OTTI in "Note 4. Investments" to the Company’s Consolidated Financial Statements and the Consolidated Statements of Comprehensive Income.
Mortgage Loans on Real Estate
The Company’s mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, less impairment write-downs and allowance for losses. If a mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or the loan is modified in a troubled debt restructuring), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted at the loan’s original purchase yield, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an allowance with the offset recorded in "Net investment gains (losses)" in the Consolidated Statements of Operations.
Mortgage loans are evaluated by the Company’s investment professionals, including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is continuously monitored on a loan-specific basis throughout the year. The Company’s review includes submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt.
Mortgages are rated for the purpose of quantifying the level of risk. Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. The Company defines delinquent mortgage loans consistent with industry practice as 30 days past due.
Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are deferred and amortized on an effective yield basis over the term of the loan.
We establish mortgage loan valuation allowances both on a loan specific basis for those loans considered impaired where a property specific or market specific risk has been identified that could likely result in a future loss, as well as for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified, but for which we expect to incur a loss. Accordingly, a valuation allowance is provided to absorb these estimated probable credit losses.
The determination of the amount of valuation allowances is based upon our periodic evaluation and assessment of inherent risks associated with our loan portfolios. Such evaluations and assessments are based upon several factors, including our experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. We evaluate and monitor loan-to-value ("LTV") ratios and debt service coverage ("DSC") ratios of our loans as indicators of potential risk of default in establishing our valuation allowance.
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
Limited Partnership Investment
Our investment in a limited partnership is included in Other invested assets on our Consolidated Balance Sheets. We account for our investments in the limited partnership using the equity method to determine the carrying value. Income from the limited partnership is included in Net investment income in the accompanying Consolidated Statements of Operations. Recognition of income is delayed due to the availability of the related financial statements, which are obtained from the partnership’s general partner generally on a three-month delay. Management also meets quarterly with general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income. In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the limited partnership are typically received during the third quarter of each fiscal year. Accordingly, our investment income from the limited partnership investment for any fiscal-year period may not include the complete impact of the change in the underlying net assets for the partnership for that fiscal-year period.
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
Income Taxes
FGL and certain of its non-life insurance subsidiaries are included in the consolidated U.S. Federal income tax return of HRG. The Company’s life insurance subsidiaries file a consolidated life insurance income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company assesses the recoverability of its deferred tax assets in each reporting period under the guidance outlined within Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. The guidance requires an assessment of both positive and negative evidence in determining the realizability of deferred tax assets. A valuation allowance is required to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized. In determining the net deferred tax asset and valuation allowance, management is required to make judgments and estimates related to projections of future profitability.  These judgments include the following: the timing and extent of the utilization of net operating loss carry-forwards, the reversals of temporary differences, and tax planning strategies.  Because of the change in facts and circumstances described in "Note 11. Income Taxes" to the Company’s Consolidated Financial Statements, during the year ended September 30, 2014 the Company determined that a portion of its existing deferred tax assets that had previously had a valuation allowance placed against them, were now more likely than not recoverable. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740.
The Company applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also provides information on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax expense (benefit)” in the Company’s Consolidated Statements of Operations. The Company had no unrecognized tax benefits related to uncertain tax positions as of September 30, 2015 and 2014.

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
Funding agreements were issued to the FHLB in 2012 and prior periods. The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreements totaled $482 and $526 at September 30, 2015 and 2014, respectively, and are included in “Contractholder funds” in the accompanying Consolidated Balance Sheets.
In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $524 and $573 at September 30, 2015 and 2014, respectively.
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
Recent Accounting Pronouncements
Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued amended guidance (ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects) which allows investors in Low Income Housing Tax Credit (“LIHTC”) programs that meet specified conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the specified conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including the tax credits and other tax benefits, as they are realized on the tax return. The guidance is required to be applied retrospectively, if investors elect the proportional amortization method. However, if investors have existing LIHTC investments accounted for under the effective-yield method at adoption, they may continue to apply that method for those existing investments. The Company early adopted this guidance effective October 1, 2014 for all new LIHTC investments made subsequent to that date.  Prior LIHTC investments will continue to be accounted for under the effective-yield method.  This adoption did not have a material effect on the Company’s consolidated financial position and results of operations.
Share-Based Payments When a Performance Target is achieved after the Requisite Service Period
In June 2014, the FASB issued new guidance on Stock Compensation (ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The new guidance requires performance targets that affect vesting and that could be achieved after the requisite service period to be treated as performance conditions. Such performance targets would not be included in the grant-date fair value calculation of the award, rather compensation cost should be recorded when it is probable the performance target will be reached and should represent the compensation cost attributable to period(s) for which the requisite service has already been rendered. This standard may be early adopted and the amendments may be applied either prospectively or retrospectively. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued amended consolidation guidance (ASU 2015-02, Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015. The amended guidance changes the consolidation analysis of reporting entities with VIE relationships by i) modifying the criteria used to evaluate whether limited partnerships and similar legal entities are VIEs or voting interest entities and revising the primary beneficiary determination of a VIE, ii) eliminating the specialized consolidation model and guidance for limited partnerships thereby removing the presumption that a general partner should consolidate a limited partnership, iii) reducing the criteria in the variable interest model contained in ASC Topic 810, Consolidation, that is used to evaluate whether the fees paid to a decision maker or service provider represents a variable interest, and iv) exempting reporting entities from consolidating money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940. This standard may be early adopted and the amendments in this Update may be applied with a modified retrospective approach or retrospective approach. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
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

(3) Significant Risks and Uncertainties
Use of Estimates and Assumptions
The preparation of the Company's Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.
The Company’s significant estimates which are susceptible to change in the near term relate to (1) recognition of deferred tax assets and related valuation allowances, (2) fair value of certain invested assets and derivatives including embedded derivatives (see "Note 4. Investments", "Note 5. Derivative Financial Instruments" and "Note 6. Fair Value of Financial Instruments" to the Company’s Consolidated Financial Statements), (3) OTTI of available-for-sale investments (see "Note 4. Investments" to the Company’s Consolidated Financial Statements), (4) amortization of intangibles (see "Note 7. Intangible Assets" to the Company’s Consolidated Financial Statements), (5) estimates of reserves for loss contingencies, including litigation and regulatory reserves (see "Note 12. Commitments and Contingencies" to the Company’s Consolidated Financial Statements), (6) reserves for future policy benefits and product guarantees and (7) recognition of stock compensation expense (see "Note 10. Stock Compensation" to the Company’s Consolidated Financial Statements).
The Company periodically, and at least annually, reviews the assumptions associated with reserves for policy benefits and products guarantees and amortization of intangibles. As part of the assumption review process that occurred in September 2015, changes were made to the surrender rates and earned rates to bring assumptions in line with current and expected future experience. As part of the assumption review process in September 2014, changes were made to the earned rates and the guaranteed option costs, and as part of the September 2013 review, changes were made to the surrender rates, earned rates and future index credits. The change in assumptions as of

September 30, 2015 resulted in a net increase in future expected margins and a corresponding decrease in “unlocking” and amortization expense and increase intangible assets of $55.  These assumptions are also used in the reserve calculation and resulted in an increase in reserves of $18 for the year ended September 30, 2015. The change in assumptions as of September 30, 2014 resulted in a net decrease in future expected margins and a corresponding increase in “unlocking” and amortization expense and decrease to intangible assets of $2. These assumptions are also used in the reserve calculation and resulted in a decrease in reserves of $4 in the year ended September 30, 2014. The change in assumptions as of September 30, 2013 resulted in a net increase in future expected margins and a corresponding decrease in “unlocking” and amortization expense and increase in intangible assets of $33. These assumptions are also used in the FIA embedded derivative reserve calculation and resulted in a decrease in benefits and other changes in policy reserves and a decrease in reserves of $45 during the year ended September 30, 2013, net of related intangible amortization.
Concentrations of Financial Instruments
As of September 30, 2015 and 2014, the Company’s most significant investment in one industry, excluding U.S. Government securities, was its investment securities in the banking industry with a total fair value of $1,979 or 10% and $2,240 or 12%, respectively, of the invested assets portfolio. The Company’s holdings in this industry include investments in 83 different issuers with the top ten investments accounting for 39% of the total holdings in this industry. As of September 30, 2015, the Company had investments in 1 issuer, Wells Fargo & Company, that exceeded 10% of shareholders' equity with a total fair value of $170 or 1% of the invested assets portfolio. As of September 30, 2014, the Company had investments in 2 issuers, Wells Fargo & Company, and J.P. Morgan Chase, that exceeded 10% of stockholders equity with a total fair value of $365 or 2% of the invested assets portfolio. Additionally, the Company’s largest concentration in any single issuer as of September 30, 2015 and 2014 was in Wells Fargo & Company which had a fair value of $170 or 1% and $185 or 1% of the invested assets portfolio, respectively.
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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) and FSRCI that could have a material impact on the Company’s financial position in the event that Wilton Re or FSRCI fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of September 30, 2015. As of September 30, 2015, the net amount recoverable from Wilton Re was $1,493 and the net amount recoverable from FSRCI was $1,227. The coinsurance agreement with FSRCI is on a funds withheld basis. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4) Investments
The Company’s debt and equity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI net of associated adjustments for VOBA, DAC and deferred income taxes. The Company’s consolidated investments at September 30, 2015 and 2014 are summarized as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for sale securities
Asset-backed securities	$2,148	$5	$(47)	$2,106	$2,106
Commercial mortgage-backed securities	878	14	(10)	882	882
Corporates	9,533	351	(354)	9,530	9,530
Equities	597	27	(4)	620	620
Hybrids	1,211	45	(42)	1,214	1,214
Municipals	1,520	103	(15)	1,608	1,608
Residential mortgage-backed securities	2,099	89	(26)	2,162	2,162
U.S. Government	233	11	—	244	244
Total available-for-sale securities	18,219	645	(498)	18,366	18,366
Derivative investments	218	13	(149)	82	82
Commercial mortgage loans	491	—	—	491	491
Other invested assets	164	—	(9)	155	155
Total investments	$19,092	$658	$(656)	$19,094	$19,094

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for-sale securities
Asset-backed securities	$2,040	$12	$(20)	$2,032	$2,032
Commercial mortgage-backed securities	618	21	(2)	637	637
Corporates	9,329	499	(49)	9,779	9,779
Equities	679	24	(5)	698	698
Hybrids	1,279	52	(15)	1,316	1,316
Municipals	1,150	117	(7)	1,260	1,260
Residential mortgage-backed securities	1,985	140	(11)	2,114	2,114
U.S. Government	291	7	(1)	297	297
Total available-for-sale securities	17,371	872	(110)	18,133	18,133
Derivatives investments	178	123	(5)	296	296
Commercial mortgage loans	136	—	—	136	136
Other invested assets	237	—	—	237	237
Total investments	$17,922	$995	$(115)	$18,802	$18,802
Included in AOCI were cumulative gross unrealized gains of $1 and gross unrealized losses of $2 related to the non-credit portion of OTTI on non-agency residential mortgage-backed securities ("RMBS") at September 30, 2015 and 2014. The non-agency RMBS unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired.
Securities held on deposit with various state regulatory authorities had a fair value of $16,012 and $15,009 at September 30, 2015 and 2014, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.

The Company held no non-income producing investments for a period greater than twelve months during the years ended September 30, 2015 and 2014.
In accordance with the Company's FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $524 and $573 at September 30, 2015 and 2014, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	September 30, 2015
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$156	$158
Due after one year through five years	1,801	1,818
Due after five years through ten years	2,947	2,948
Due after ten years	6,895	6,993
Subtotal	11,799	11,917
Other securities which provide for periodic payments:
Asset-backed securities	2,148	2,106
Commercial mortgage-backed securities	878	882
Structured hybrids	698	679
Residential mortgage-backed securities	2,099	2,162
Subtotal	5,823	5,829
Total fixed maturity available-for-sale securities	$17,622	$17,746
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
The Company analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an OTTI is recognized. FGL has concluded that the fair values of the securities presented in the table below were not OTTI as of September 30, 2015.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category, were as follows:

	September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$816	$(14)	$833	$(33)	$1,649	$(47)
Commercial mortgage-backed securities	262	(8)	133	(2)	395	(10)
Corporates	2,342	(201)	1,328	(153)	3,670	(354)
Equities	37	—	106	(4)	143	(4)
Hybrids	88	(4)	542	(38)	630	(42)
Municipals	220	(6)	192	(9)	412	(15)
Residential mortgage-backed securities	423	(10)	294	(16)	717	(26)
Total available-for-sale securities	$4,188	$(243)	$3,428	$(255)	$7,616	$(498)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						712
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						396
Total number of available-for-sale securities in an unrealized loss position						1,108

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$939	$(13)	$290	$(7)	$1,229	$(20)
Commercial mortgage-backed securities	160	(1)	1	(1)	161	(2)
Corporates	817	(16)	1,127	(33)	1,944	(49)
Equities	181	(2)	54	(3)	235	(5)
Hybrids	258	(2)	290	(13)	548	(15)
Municipals	—	—	265	(7)	265	(7)
Residential mortgage-backed securities	299	(6)	178	(5)	477	(11)
U.S. Government	37	—	82	(1)	119	(1)
Total available-for-sale securities	$2,691	$(40)	$2,287	$(70)	$4,978	$(110)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						324
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						311
Total number of available-for-sale securities in an unrealized loss position						635
At September 30, 2015 and 2014, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments.

At September 30, 2015 and 2014, securities with a fair value of $302 and $0, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 2% of the carrying value of all investments.
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity securities held by the Company for the years ended September 30, 2015 and 2014, for which a portion of the OTTI was recognized in AOCI:

	Year ended September 30,
	2015	2014
Beginning balance	$3	$3
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—
OTTI was not previously recognized	—	—
Ending balance	$3	$3
For the year ended September 30, 2015, the Company recognized OTTI losses in operations totaling $82, including credit impairments of $74, and change-of-intent impairments of $8, related to fixed maturity securities and other invested assets with an amortized cost of $488 and a fair value of $406 at September 30, 2015.
For the year ended September 30, 2014, the Company recognized OTTI losses in operations totaling $1, including credit impairments of $1 and change-of-intent impairments of $0 related to fixed maturity securities, and low income housing tax credit securities with an amortized cost of $2 and a fair value of $1 at September 30, 2014.
For the year ended September 30, 2013, the Company recognized OTTI losses in operations totaling $3, including credit impairments of $1, and change-of-intent impairments of $2, related to fixed maturity securities, non-agency residential mortgage-backed securities and low income housing tax credit securities with an amortized cost of $10 and a fair value of $7 at September 30, 2013.
Details underlying write-downs taken as a result of OTTI that were recognized in net income and included in net realized gains on securities were as follows:

	Year ended September 30,
	2015	2014	2013
OTTI recognized in net income:
Asset-backed securities	$36	$—	$—
Corporates	2	—	1
Hybrids	—	—	1
Residential mortgage-backed securities	8	—	—
Other invested assets	36	1	1
Total	$82	$1	$3
The portion of OTTI recognized in AOCI is disclosed in the Consolidated Statements of Comprehensive Income.
During the year ended September 30, 2015, the Company recognized impairment losses of $82; including $59 related to direct and indirect investments in Radioshack Corporation ("RSH") and $13 related to investments with Salus Capital Partners, LLC ("Salus"), an affiliate of FGL. Additionally, the Company incurred OTTI losses of $10 primarily related to change-of-intent.

In the second fiscal quarter ended March 31, 2015, the Company recognized credit-related impairment losses of $59, net of reinsurance, on available-for-sale debt securities, available-for-sale equity securities and other invested assets related to direct and indirect investments in RSH and other loans because the Company concluded the decline in the fair value of these investments was other than temporary. A summary of the RSH-related impairments by investment is as follows:

		Year ended,
		September 30, 2015
Type	Balance Sheet Classification	OTTI Losses
Collateralized loan obligations ("CLOs") (a)	Fixed maturities, available-for-sale	$25
Preferred equity (a)	Equity securities, available-for-sale	21
Participations	Other invested assets	35
OTTI, gross of reinsurance		$81
CLOs (a)	Fixed maturities, available-for-sale	(1)
Preferred equity (a)	Equity securities, available-for-sale	(21)
OTTI, net of reinsurance		$59
(a) Preferred equity and a portion of the CLOs are included in the FSRCI funds withheld portfolio, accordingly all income and losses on these assets are ceded to FSRCI.

The fair values of the impairments summarized above were determined using the following inputs as follows:

•	CLOs - The Company utilized a price from a third party valuation firm which considered the sufficiency of underlying loan collateral for the RSH loan and other loans.

•
Preferred equity - The Company utilized a price from a third party valuation firm which considered the updated fair value estimates of the Salus CLO and the Salus participation in RSH, both of which Salus owns investment interests in.

•	Participations - The Company considered the recovery of the underlying loan collateral for RSH based on the evidence obtained.
RSH filed for bankruptcy on February 5, 2015.  In late March 2015, the Court awarded a sale of assets at auction to another bidder, causing our collateral claim to become more junior to other claimants and resulting in our conclusion that the Company had realized an OTTI. As of September 30, 2015, substantially all of RSH assets in the estate have been converted to cash through liquidation and the fair value of the Company's RSH-related holdings reflects these cash balances, net of expenses. While substantially all assets represent cash, the wind-down process continues; therefore, some variability still exists in the fair value related to these costs. Please refer to "Note 6. Fair Value of Financial Instruments” to the Company’s Consolidated Financial Statements for more detail on the investments impacted by this impairment.
Additionally, during the year ended September 30, 2015, the Company recognized credit-related impairment losses of $13, net of reinsurance, on available-for-sale debt securities, available-for-sale equity securities and other invested assets related to CLOs, loan participations and a direct preferred equity investment with Salus.  A summary of the Salus-related impairments by investment is as follows:

		Year ended
		September 30, 2015
Type	Balance Sheet Classification	OTTI Losses
CLOs	Fixed maturities, available-for-sale	$13
Preferred equity (a)	Equity securities, available-for-sale	9
Participations	Other invested assets	2
OTTI, gross of reinsurance		$24
CLOs (a)	Fixed maturities, available-for-sale	(1)
Preferred equity (a)	Equity securities, available-for-sale	(9)
Participations (a)	Other invested assets	(1)
OTTI, net of reinsurance		$13
(a) Preferred equity and a portion of the CLOs and participations are included in the FSRCI funds withheld portfolio, accordingly all income and losses on these assets are ceded to FSRCI.
The CLO OTTI above related to a decline in valuation of the equity tranche of the Salus CLOs resulting from a decrease in the expected recovery of a loan in the underlying CLO portfolio. The preferred equity OTTI primarily related to business restructuring at Salus which eliminated the loan origination function lowering the expected future fee income to be earned by Salus.
Mortgage Loans on Real Estate
Commercial mortgage loans ("CMLs") represented approximately 3% and 1% of the Company’s total investments as of September 30, 2015 and September 30, 2014, respectively. The Company primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to reduce concentration risk. Subsequent to origination, the Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	September 30, 2015		September 30, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Funeral Home	$1	—%	$—	—%
Hotel	13	3%	—	—%
Industrial - General	38	8%	—	—%
Industrial - Warehouse	76	15%	48	35%
Multifamily	64	13%	38	28%
Office	137	28%	44	33%
Retail	163	33%	6	4%
Total commercial mortgage loans, gross of valuation allowance	$492		$136
Valuation allowance	(1)		—
Total commercial mortgage loans	$491	100%	$136	100%

U.S. Region:
East North Central	$121	25%	$28	21%
East South Central	12	2%	—	—%
Middle Atlantic	87	18%	11	8%
Mountain	42	9%	—	—%
New England	9	2%	—	—%
Pacific	113	23%	61	45%
South Atlantic	69	13%	—	—%
West North Central	14	3%	6	4%
West South Central	25	5%	30	22%
Total commercial mortgage loans, gross of valuation allowance	$492		$136
Valuation allowance	(1)		—
Total commercial mortgage loans	$491	100%	$136	100%
The Company had a CML portfolio with 100% of all CMLs having a LTV ratio of less than 75% at September 30, 2015 and September 30, 2014. As of September 30, 2015, all CMLs were current and had not experienced credit or other events which would require the recording of an OTTI loss.
LTV and DSC ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.00 indicates that a property’s operations do not generate sufficient income to cover debt payments.

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at September 30, 2015 and September 30, 2014:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A(a)
September 30, 2015
LTV Ratios:
Less than 50%	$115	$—	$11	$126	25%	$125	25%
50% to 60%	161	20	—	181	37%	180	37%
60% to 75%	185	—	—	185	38%	185	38%
Commercial mortgage loans	$461	$20	$11	$492	100%	$490	100%
September 30, 2014
LTV Ratios:
Less than 50%	$44	$—	$1	$45	33%	$45	33%
50% to 60%	20	—	—	20	15%	20	15%
60% to 75%	71	—	—	71	52%	71	52%
Commercial mortgage loans	$135	$—	$1	$136	100%	$136	100%
(a) N/A - Current DSC ratio not available.
We establish a general mortgage loan allowance based upon the underlying risk and quality of the mortgage loan portfolio using DSC ratio and LTV ratio. A higher LTV ratio will result in a higher allowance. A higher DSC ratio will result in a lower allowance. We believe that the DSC ratio is an indicator of default risk on loans. We believe that the LTV ratio is an indicator of the principal recovery risk for loans that do default.

	September 30, 2015	September 30, 2014
Gross balance commercial mortgage loans	$492	$136
Allowance for loan loss	(1)	—
Net balance commercial mortgage loans	$491	$136
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At September 30, 2015, we had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of our CMLs:

	September 30, 2015	September 30, 2014
Current to 30 days	$492	$136
Past due	—	—
Total carrying value	$492	$136
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. As of September 30, 2015, our CML portfolio had no impairments, modifications or troubled debt restructuring.
During the third quarter of 2015, we amended our Investment Management Agreement with CorAmerica, an affiliate of the Company, to include the origination and servicing of our Commercial Mortgage Loan portfolio. FGL's affiliation with CorAmerica is detailed in "Note 14. Related Party Transactions" to the Company's Consolidated Financial Statements. Consequently, servicing of the portfolio was transferred from the prior servicer, Principal Real Estate Investors ("Principal"), to CorAmerica during the period (discussed in "Note 6. Fair Value of Financial Instruments" to the Company's Consolidated Financial Statements).
Net Investment Income
The major sources of “Net investment income” on the accompanying Consolidated Statements of Operations were as follows:

	Year ended September 30,
	2015	2014	2013
Fixed maturity available-for-sale securities	$799	$723	$685
Equity available-for-sale securities	33	23	15
Related party loans	6	7	9
Commercial mortgage loans	11	3	1
Invested cash and short-term investments	2	—	1
Other investments	20	20	13
Gross investment income	871	776	724
Investment expense	(20)	(16)	(16)
Net investment income	$851	$760	$708

During third quarter 2015, we received notice that we are entitled to receive a settlement as a result of our ownership of certain RMBS that were issued by Countrywide, an entity which was later acquired by Bank of America. We have estimated our expected recovery from this settlement to be between $15 and $20, with a best estimate of $18. In compliance with our accounting policy described in "Note 2. Significant Accounting Policies and Practices" to the Company's Consolidated Financial Statements, we updated our cash flow projections for our best estimate of the recovery as of September 30, 2015 and will accrete it prospectively over the remaining life of the related securities through our effective yield and recognize the impact within "Net investment income". This change to our cash flow projections had an immaterial impact on our "Net investment income" during the year ended September 30, 2015. The weighted average remaining life on the affected securities is approximately 6 years.

Net Investment (Losses) Gains
Details underlying “Net investment (losses) gains” reported on the accompanying Consolidated Statements of Operations were as follows:

	Year ended September 30,
	2015	2014	2013
Net realized gains on fixed maturity available-for-sale securities	$11	$104	$332
Realized gains (losses) on equity securities	—	(1)	12
Net realized gains on securities	11	103	344
Realized gains on certain derivative instruments	108	209	145
Unrealized (losses) gains on certain derivative instruments	(215)	37	24
Change in fair value of reinsurance related embedded derivative	92	(42)	6
Change in fair value of other derivatives and embedded derivatives	7	2	—
Realized (losses) gains on derivatives and embedded derivatives	(8)	206	175
Realized (losses) on other invested assets	(40)	(2)	(1)
Net investment (losses) gains	$(37)	$307	$518
For the year ended September 30, 2015, principal repayments, tenders, and proceeds from the sale of fixed maturity available-for-sale securities totaled $4,777, gross gains on such sales totaled $83 and gross losses totaled $72, respectively.
For the year ended September 30, 2014, principal repayments, tenders, and proceeds from the sale of fixed maturity available-for-sale securities, totaled $5,033, gross gains on such sales totaled $109 and gross losses totaled $5 respectively.
For the year ended September 30, 2013, principal repayments, tenders, and proceeds from the sale of fixed maturity available-for-sale securities, totaled $8,920, gross gains on such sales totaled $351 and gross losses totaled $19, respectively.
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
FGL Insurance participates in loans to third parties originated by Salus. Salus is an affiliated, limited liability company indirectly owned by HRG that originates senior secured asset-based loans to unaffiliated third-party borrowers. FGL Insurance also participates in CLOs managed by Salus and owns preferred equity in Salus within the funds withheld portfolio of the FSRCI treaty. Because Salus is not consolidated, the Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of its investments in Salus which totaled $251 and $304 as of September 30, 2015 and 2014, respectively. FGL’s investments in Salus are detailed in “Note 14. Related Party Transactions” to the Company’s Consolidated Financial Statements.
FGL Insurance also participates in an investment managed by Fifth Street Management, LLC (“Fifth Street”).  Fifth Street Senior Loan Fund II (the “Fund”) invests in loans selected and/or originated by Fifth Street. Fifth Street is an unaffiliated, limited liability company that originates financing for the Fund’s investment activity through CLOs.  The Company’s maximum exposure to loss as a result of its investments in Fifth Street is limited to the carrying value of its investments in Fifth Street which totaled $57 and $30 as of September 30, 2015 and 2014, respectively.
During the third quarter fiscal quarter ended June 30, 2015, FGL invested in an unaffiliated limited partnership fund that will invest in consumer whole loans, asset-backed investments, high yield, private investments, bank portfolio liquidations, bridge financing and other investments. The initial funding occurred March 20, 2015 with the remaining commitment expected to fund over the course of the next 3 years.
FGL also executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured debt and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, FGL does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund through 2017.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	September 30, 2015	September 30, 2014
Assets:
Derivative investments:
Call options	$81	$296
Futures contracts	1	—
Other invested assets:
Other derivatives and embedded derivatives	21	13
Other assets:
Reinsurance related embedded derivative	168	76
	$271	$385

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,149	$1,908
Funds withheld for reinsurance liabilities
Call options payable to FSRCI	5	23
Other liabilities:
Futures contracts	—	1
	$2,154	$1,932

The change in fair value of derivative instruments included in the accompanying Consolidated Statements of Operations is as follows:

	Year ended September 30,
	2015	2014	2013
Revenues:
Net investment (losses) gains:
Call options	$(100)	$220	$152
Futures contracts	(7)	26	17
Other derivatives and embedded derivatives	7	2	—
Reinsurance related embedded derivative	92	(42)	6
	$(8)	$206	$175
Benefits and other changes in policy reserves:
FIA embedded derivatives	$241	$363	$(6)

Additional Disclosures
Other Derivatives and Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 which was based on the actual return of the fund. At September 30, 2015, the fair value of the fund link note and embedded derivative were $23 and $10, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".
FGL Insurance participates in loans to third parties originated by Salus, an affiliated VIE, indirectly owned by HRG that provides asset-based financing. As of September 30, 2015, four of the participating loans are denominated in Canadian ("CAD") currency which is different from FGL Insurance's functional currency. Two of the participating loans include a provision for reimbursement from the borrower to FGL Insurance for any net foreign exchange losses realized by FGL Insurance under the loan in which FGL Insurance has a participation interest. FGL Insurance's ability to recover the foreign exchange losses under these loan participations is such that the Company has established embedded derivatives equal to FGL Insurance's cumulative net foreign exchange loss on these loan participations. The value of the embedded derivatives is reflected in "Other invested assets" as of the balance sheet date with changes in fair value reflected in the Company's Consolidated Statements of Operations. The value of the embedded derivatives at each balance sheet date, which is equal to the cumulative net foreign exchange loss recognized on these loan participations at the balance sheet date, net of an allowance for counterparty credit risk, was $1 and $2 at September 30, 2015 and 2014, respectively. The Company had realized (losses) gains of $(1), $2 and $0 for the years ended September 30, 2015, 2014 and 2013, respectively, related to its foreign exchange embedded derivatives included in "Net investment gains".
The remaining two participating loans denominated in CAD currency also require reimbursement from the borrower in CAD currency but do not include a provision for reimbursement for any net foreign exchange losses from the borrower. Consequently, during the year ended September 30, 2015 Salus executed CAD swap agreements with FGL Insurance to convert the CAD cash flows into United States dollar ("USD") cash flows. Under these swap agreements, Salus will reimburse the Company for certain realized foreign exchange losses related to cash flows on these loan participations from origination date through maturity date. FGL Insurance's ability to recover the foreign exchange losses under these swap agreements is such that the Company has established derivatives equal to FGL Insurance's cumulative net foreign exchange losses on these loan participations. The value of these derivatives are reflected in “Other invested assets” with the changes in the fair value reflected in the Company’s Consolidated Statements of Operations. Additionally, a subsidiary of the parent company of Salus and the Company's parent, HRG, executed an agreement with the Company to guarantee, subject to the terms of the agreement, the fulfillment of the accumulated foreign exchange loss recoverable from Salus. The value of these derivatives at each balance sheet date is equal to the cumulative net realized foreign exchange loss recognized on these loan participations net of allowance for counterparty credit risk and was $10 at September 30, 2015. The Company had realized gains of $10 for the year ended September 30, 2015 related to its foreign exchange derivatives included in "Net investment gains".
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
FIA Contracts
The Company has FIA Contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under U.S. GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the Consolidated Statements of Operations.
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
Call option payable to FSRCI
Under the terms of the modified coinsurance arrangement with FSRCI, FGL Insurance is required to pay FSRCI a portion of the net cost of equity option purchases and the proceeds from expirations related to the equity options which hedge the index credit feature of the reinsured FIA contracts. Accordingly, the payable to FSRCI is reflected in "Funds withheld for reinsurance liabilities" as of the balance sheet date with changes in fair value reflected in the Company's Consolidated Statements of Operations.
 Credit Risk
The Company is exposed to credit loss in the event of non-performance by its counterparties on the call options and reflects assumptions regarding this non-performance risk in the fair value of the call options. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. The Company maintains a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2015				September 30, 2014
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,233	$16	$—	$16	$2,240	$93	$53	$40
Deutsche Bank	A/A3/BBB+	2,482	26	—	26	2,810	108	72	36
Morgan Stanley	*/A1/A	4,086	35	7	28	2,295	85	63	22
Barclay's Bank	A/A2/A-	392	4	—	4	258	10	—	10
		$9,193	$81	$7	$74	$7,603	$296	$188	$108
(a) An * represents credit ratings that were not available.

Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2015 and 2014, counterparties posted $7 and $188 of collateral of which $7 and $135 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Consolidated Balance Sheets. The remaining $0 and $53 of non-cash collateral was held by a third-party custodian and is not included in the Company's Consolidated Balance Sheets at September 30, 2015 and 2014, respectively. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $74 and $108 at September 30, 2015 and 2014, respectively.
The Company held 738 and 2,348 futures contracts at September 30, 2015 and 2014, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $3 and $11 at September 30, 2015 and 2014, respectively.

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

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, with the exception of investment contracts, related party loans, portions of other invested assets and debt which are disclosed later within this footnote, are summarized according to the hierarchy previously described, as follows:

	September 30, 2015
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$502	$—	$—	$502	$502
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,068	38	2,106	2,106
Commercial mortgage-backed securities	—	738	144	882	882
Corporates	—	8,566	964	9,530	9,530
Hybrids	—	1,214	—	1,214	1,214
Municipals	—	1,569	39	1,608	1,608
Residential mortgage-backed securities	—	2,162	—	2,162	2,162
U.S. Government	60	184	—	244	244
Equity securities available-for-sale	26	560	34	620	620
Derivative financial instruments	—	82	—	82	82
Reinsurance related embedded derivative, included in other assets	—	168	—	168	168
Other invested assets	—	11	129	140	140
Total financial assets at fair value	$588	$17,322	$1,348	$19,258	$19,258
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,149	$2,149	$2,149
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	5	—	5	5
Total financial liabilities at fair value	$—	$5	$2,149	$2,154	$2,154

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$576	$—	$—	$576	$576
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	1,958	74	2,032	2,032
Commercial mortgage-backed securities	—	554	83	637	637
Corporates	—	8,945	834	9,779	9,779
Hybrids	—	1,316	—	1,316	1,316
Municipals	—	1,223	37	1,260	1,260
Residential mortgage-backed securities	—	2,114	—	2,114	2,114
U.S. Government	116	181	—	297	297
Equity securities available-for-sale	59	599	40	698	698
Derivative financial instruments	—	296	—	296	296
Reinsurance related embedded derivative, included in other assets	—	76	—	76	76
Other invested assets	—	2	224	226	226
Total financial assets at fair value	$751	$17,264	$1,292	$19,307	$19,307
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$1,908	$1,908	$1,908
Derivative instruments: futures contracts	—	1	—	1	1
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	22	—	22	22
Total financial liabilities at fair value	$—	$23	$1,908	$1,931	$1,931
The carrying amounts of accrued investment income, and portions of other insurance liabilities, approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.
Valuation Methodologies
Fixed Maturity Securities & Equity Securities
The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company will then consistently apply the valuation methodology to measure the security’s fair value. The Company's fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The Company has an equity investment in a private business development company which is not traded on an exchange or valued by other sources such as analytics or brokers. The Company based the fair value of this investment on an estimated net asset value provided by the investee. Management did not make any adjustments to this valuation. The significant unobservable input used in the fair value measurement of equity securities available-for-sale for which the market-approach valuation technique is employed is yields for comparable securities. Increases (decreases) in the yields would result in lower or higher, respectively, fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. The fair value of the Company's investment in mutual funds is based on the net asset value published by the respective mutual fund and represents the value the Company would have received if it withdrew its investment on the balance sheet date. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices.

The Company did not adjust prices received from third parties as of September 30, 2015 and 2014. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Derivative Financial Instruments
The fair value of call option assets is based upon valuation pricing models, which represents what the Company would expect to receive or pay at the balance sheet date if it canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined using market-observable inputs, including interest rates, yield curve volatilities, and other factors. Fair values for call option assets were determined externally by an independent consulting firm for reporting periods prior to September 30, 2015 and were determined internally using similar valuation pricing models as of September 30, 2015.The fair values of the embedded derivatives in the Company’s FIA products are derived using market indices, pricing assumptions and historical data. The fair value of the reinsurance related embedded derivative in the funds withheld reinsurance agreement with FSRCI is estimated based upon the change in the fair value of the assets supporting the funds withheld from reinsurance liabilities. As the fair value of the assets is based on a quoted market price of similar assets (Level 2), the fair value of the embedded derivative is based on market-observable inputs and is classified as Level 2. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements) which represents what the Company would expect to receive or pay at the balance sheet date if it canceled the futures contract or entered into offsetting positions.
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at September 30, 2015 and 2014 was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
Investment Contracts
Investment contracts include deferred annuities, FIAs, IULs and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At September 30, 2015 and 2014, this resulted in higher and lower, respectively, fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Other Invested Assets
Fair value of our loan participation interest securities approximates the unpaid principal balance of the participation interest as of September 30, 2015. In making this assessment the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date and September 30, 2015, the primary market participant for these securities and the short-term maturity of these loans (less than 1 year).

Fair value of our loan participation interest in RSH is based upon a best estimate of the expected liquidation value of the underlying collateral. As of September 30, 2015, substantially all of RSH assets in the estate have been converted to cash through liquidation and the fair value of the Company’s RSH-related holdings reflects these cash balances, net of estimated expenses. While substantially all assets represent cash, the wind down process continues; therefore, some variability still exists in the fair value related to these costs.
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
Fair value of foreign exchange derivative and embedded derivatives is based on the quoted USD/CAD exchange rates.

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

Mortgage Loans on Real Estate
The fair value of mortgage loans on real estate is established using a discounted cash flow method based on credit rating, maturity and future income. This yield based approach was sourced from our third-party vendor. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, loan-to-value, quality of tenancy, borrower and payment record. The carrying value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of our mortgage loans on real estate are classified as Level 3 within the fair value hierarchy.
In September 2013, the Company initiated a commercial loan program utilizing a third party CML asset manager, Principal. Subsequently in October 2014, the Company transitioned this program to CorAmerica, a subsidiary of HRG, as an additional CML asset manager, and in April 2015 transferred the management and servicing responsibilities of all CMLs to CorAmerica. As part of this program, the Company has forty-nine funded and outstanding CMLs at September 30, 2015. None of these loans are past due or have material credit issues. The CML asset managers monitor the status of the payment obligations, the credit quality of the borrower, the condition of the property, and any other events that may impact the performance and principal repayment of the CMLs. Additionally, the Company periodically reviews the asset managers' valuation methodologies and investment processes to ensure the program is performing in line with the objectives of the program. A CML's current standing and payment obligations are material factors in evaluating CML's carrying value and related fair value. At September 30, 2015, all forty-nine CMLs are current with no payments past due and there are no credit or other events which would require impairment evaluation.

Policy Loans (included within Other Invested Assets)
Also included in other invested assets are policy loans. Fair values for policy loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar credit risk.  Loans with similar characteristics are aggregated for purposes of the calculations.
Limited Partnership Investment (included in Other Invested Assets)
Fair value of our limited partnership investment, a private equity fund, is based upon estimated net asset value information and is classified as Level 3. For further discussion about our limited partnership investment see “Note 4. Investments” to the Company's Consolidated Financial Statements.
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
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2015 and 2014 are as follows:

	Fair Value at			Range (Weighted average)
	September 30, 2015	Valuation Technique	Unobservable Input(s)	September 30, 2015
Assets
Asset-backed securities	$10	Broker-quoted	Offered quotes	100.37% - 107.84% (102.42%)
Asset-backed securities (Salus CLO equity tranche)	28	Third-Party Valuation	Offered quotes	41.80%
			Discount rate	15.00%
			Constant default rate	2.00%
			RSH recovery	30.00%
			Other loan recoveries	4.00% - 100.00%
Commercial mortgage-backed securities	144	Broker-quoted	Offered quotes	99.32% - 119.00% (110.95%)
Corporates	898	Broker-quoted	Offered quotes	56.75% - 113.83% (100.69%)
Corporates	66	Matrix Pricing	Quoted prices	104.58% - 142.43% (110.03%)
Municipals	39	Broker-quoted	Offered quotes	111.47%
Equity securities available-for-sale	25	Net Asset Value	Not applicable	100.00%
Equity securities available-for-sale	6	Matrix Pricing	Quoted prices	100.00%
Equity securities available-for-sale (Salus preferred equity)	3	Market-approach	Yield	11.00%
			RSH recovery	30.00%
			Discount rate	15.00%
			Salus CLO equity	41.80%
Other invested assets:
Available-for-sale embedded derivative	10	Black Scholes Model	Market value of AnchorPath fund	100.00%
Salus participations	104	Market Pricing	Offered quotes	100.00%
Salus participation - RSH Corporation	15	Liquidation value – 30% Recovery Estimate	Recovery estimate (wind-down costs)	30% - 34%
Total	$1,348
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,149	Discounted Cash Flow	Market value of option	0.00% - 33.83% (1.01%)
			SWAP rates	1.38% - 2.00% (1.69%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (10.13%)
			Non-performance spread	0.25% - 0.25% (0.25%)
Total liabilities at fair value	$2,149

	Fair Value at			Range (Weighted average)
	September 30, 2014	Valuation Technique	Unobservable Input(s)	September 30, 2014
Assets
Asset-backed securities	$74	Broker-quoted	Offered quotes	95.45% - 109.26% (99.26%)
Commercial mortgage-backed securities	83	Broker-quoted	Offered quotes	105.25% - 121.00% (118.29%)
Corporates	832	Broker-quoted	Offered quotes	61.67% - 119.75% (100.04%)
Corporates	2	Matrix Pricing	Quoted prices	142.30%
Municipals	37	Broker-quoted	Offered quotes	106.64%
Equity securities available-for-sale	6	Broker-quoted	Offered quotes	99.75%
Equity securities available-for-sale	34	Market-approach	Yield	8.31% - 9.81%
Other invested assets:
Available-for-sale embedded derivative	11	Black Scholes Model	Market value of AnchorPath fund	100.00%
Salus participations	213	Market Pricing	Offered quotes	100.00%
Total	$1,292
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$1,908	Discounted Cash Flow	Market value of option	0.00% - 49.82% (3.37%)
			SWAP rates	1.93% - 2.64% (2.29%)
			Mortality multiplier	80.00%
			Surrender rates	0.50% - 75.00% (7.00%)
			Non-performance spread	0.25%
Total liabilities at fair value	$1,908
Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended September 30, 2015 and 2014, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year ended September 30, 2015
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$74	$(37)	$3	$73	$(15)	$(31)	$(29)	$38
Commercial mortgage-backed securities	83	—	(2)	63	—	—	—	144
Corporates	834	4	10	202	(1)	(61)	(24)	964
Municipals	37	—	2	—	—	—	—	39
Equity securities available-for-sale	40	(30)	(1)	25	—	—	—	34
Other invested assets:
Available-for-sale embedded derivative	11	(1)	—	—	—	—	—	10
Salus participations	213	(39)	(5)	88	—	(138)	—	119
Total assets at Level 3 fair value	$1,292	$(103)	$7	$451	$(16)	$(230)	$(53)	$1,348
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,908	$241	$—	$—	$—	$—	$—	$2,149
Total liabilities at Level 3 fair value	$1,908	$241	$—	$—	$—	$—	$—	$2,149
(a) The net transfers out of Level 3 during the year ended September 30, 2015 were exclusively to Level 2.

	Year ended September 30, 2014
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$246	$—	$(1)	$36	$—	$—	$(207)	$74
Commercial mortgage-backed securities	6	—	—	83	—	—	(6)	83
Corporates	461	—	19	382	(12)	(2)	(14)	834
Municipals	—	—	2	35	—	—	—	37
Equity securities available-for-sale	—	—	1	39	—	—	—	40
Other invested assets:
Available-for-sale embedded derivative	—	—	—	11	—	—	—	11
Salus participations, included in other invested assets	157	—	(1)	187	—	(130)	—	213
Total assets at Level 3 fair value	$870	$—	$20	$773	$(12)	$(132)	$(227)	$1,292
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,545	$363	$—	$—	$—	$—	$—	$1,908
Total liabilities at Level 3 fair value	$1,545	$363	$—	$—	$—	$—	$—	$1,908

(a)	The net transfers out of Level 3 during the year ended September 30, 2014 were exclusively to Level 2.

	Year ended September 30, 2013
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Contingent Purchase Price (b)	$41	$—	$—	$—	$—	$—	$(41)	$—
Fixed maturity securities available-for-sale:
Asset-backed securities	16	—	2	247	(8)	—	(11)	246
Commercial mortgage-backed securities	5	—	—	1	—	—	—	6
Corporates	135	—	(13)	410	(10)	(27)	(34)	461
Hybrids	9	—	—	—	—	—	(9)	—
Equity securities available-for-sale	—	—	—	11	(11)	—	—	—
Salus preferred equity, included in related party loans (b)	32	—	—	30	—	—	(62)	—
Salus participations, included in other invested assets	—	—	—	157	—	—	—	157
Total assets at Level 3 fair value	$238	$—	$(11)	$856	$(29)	$(27)	$(157)	$870
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,551	$(6)	$—	$—	$—	$—	$—	$1,545
Total liabilities at Level 3 fair value	$1,551	$(6)	$—	$—	$—	$—	$—	$1,545

(a)	The net transfers out of Level 3 during the year ended September 30, 2013 were exclusively to Level 2.

(b)
As discussed further in "Note 1. Basis of Presentation and Nature of Operations" and "Note 14. Related Party Transactions" to the Company’s Consolidated Financial Statements the related party investments and contingent purchase price reduction receivable were distributed to HRG and subsidiaries during the year ended September 30, 2013. Consequently this distribution is reflected as a transfer out of Level 3

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the Consolidated Balance Sheet at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	September 30, 2015
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$490	$490	$491
Policy loans, included in other invested assets	—	—	9	9	11
Limited partnership investment, included in other invested assets	—	—	4	4	4
Related party loans	—	—	78	78	78
Total	$—	$—	$581	$581	$584

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$14,126	$14,126	$15,621
Debt	—	312	—	312	300
Total	$—	$312	$14,126	$14,438	$15,921

	September 30, 2014
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$136	$136	$136
Policy loans, included in other invested assets	—	—	11	11	11
Related party loans	—	—	113	113	113
Total	$—	$—	$260	$260	$260

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$13,109	$13,109	$14,556
Debt	—	317	—	317	300
Total	$—	$317	$13,109	$13,426	$14,856
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the year ended September 30, 2015. There were no transfers between Level 1 into Level 2 for the year ended September 30, 2014 reflecting the level of market activity in these instruments. We transferred $79 U.S. Government securities from Level 1 into Level 2 for the year ended September 30, 2013.
Primary market issuance and secondary market activity for certain asset-backed, hybrid and corporate securities during the fiscal years ended September 30, 2015, 2014 and 2013 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of September 30, 2015, 2014 and 2013. Accordingly, the Company’s assessment resulted in net transfers out of Level 3 of $53 related to asset-backed and corporate securities during the year ended September 30, 2015. During the year ended September 30, 2014, there were net transfers out of Level 3 of $227 related to asset-backed, commercial mortgage-backed and corporate securities. The Company’s assessment resulted in a net transfer out of Level 3 of $157 related to asset-backed, corporate and hybrid securities during the year ended September 30, 2013.

(7) Intangible Assets
Information regarding VOBA and DAC which includes deferred sales inducement, is as follows:

	VOBA	DAC	Total
Balance at September 30, 2014	$59	$456	$515
Deferrals	—	317	317
Less: Amortization related to:
Unlocking	19	4	23
Interest	12	22	34
Amortization	(68)	(53)	(121)
Add: Adjustment for unrealized investment losses	165	55	220
Balance at September 30, 2015	$187	$801	$988

Accumulated amortization	$391

	VOBA	DAC	Total
Balance at September 30, 2013	$192	$331	$523
Deferrals	—	238	238
Less: Amortization related to:
Unlocking	22	3	25
Interest	15	14	29
Amortization	(87)	(56)	(143)
Add: Adjustment for unrealized investment gains	(83)	(74)	(157)
Balance at September 30, 2014	$59	$456	$515

Accumulated amortization	$354

	VOBA	DAC	Total
Balance at September 30, 2012	$104	$169	$273
Deferrals	—	147	147
Less: Amortization related to:
Unlocking	36	7	43
Interest	22	10	32
Amortization	(195)	(64)	(259)
VOBA and DAC adjustment to retained earnings	(33)	(7)	(40)
Add: Adjustment for unrealized investment losses	258	69	327
Balance at September 30, 2013	$192	$331	$523

Accumulated amortization	$304
Amortization of VOBA and DAC is based on the amount of gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4% to 5%. The adjustment for unrealized net investment gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Consolidated Statements of Operations. As of September 30, 2015 and 2014, the VOBA balance included cumulative adjustments for net unrealized investment losses (gains) of $1 and $(164), respectively, and the DAC balances included cumulative adjustments for net unrealized investment (gains) of $(1) and $(56), respectively.
The above DAC balances include $59 and $33 of deferred sales inducements, net of shadow adjustments, as of September 30, 2015 and 2014, respectively.

The weighted average amortization period for VOBA is approximately 5.0 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2016	$31
2017	28
2018	24
2019	19
2020	15
Thereafter	70

(8) Debt
In March 2013, FGL's wholly owned subsidiary, FGLH, issued $300 aggregate principal amount of its 6.375% senior notes (“Notes Offering”) due April 1, 2021, at par value, which FGLH may elect to redeem after April 1, 2016. Interest payments are due semi-annually, April 1 and October 1, commencing October 1, 2013.
In connection with the Notes Offering, FGL capitalized $10 of debt issue costs. The fees are classified as “Other assets” in the accompanying Consolidated Balance Sheets and are being amortized over the redemption date using the straight-line method, which approximates the effective yield method over the remaining term of the debt.
On August 26, 2014, FGLH, a wholly owned subsidiary of FGL, as borrower, and the Company as guarantor, entered into a three-year $150 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC ("Credit Suisse"), acting as joint lead arrangers. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes. FGL capitalized $4 of the debt issue cost, which are classified as “Other assets” in the accompanying Consolidated Balance Sheets and are being amortized using the straight-line method over the remaining term of the debt. As of September 30, 2015, the Company has not drawn on the revolver. If the Company were to draw on the revolver, the interest rate would be equal to a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest determined by Royal Bank of Canada as its prime commercial lending rate for USD loans in the United States for such day as the "U.S. Prime Rate", and (c) the Eurodollar Rate for an interest period of one month beginning on such day (or if such day is not a business day, the business day immediately preceding such day) plus 1.00% per annum. As of September 30, 2015, the interest rate would be equal to 5.25% had the Company drawn on the revolver.
The Company's outstanding debt as of September 30, 2015 and 2014 is as follows:

	September 30, 2015	September 30, 2014
Debt	$300	$300
Revolving credit facility	—	—
The interest expense and amortization of debt issuance costs of the Company's debt for the years ended September 30, 2015, 2014 and 2013, respectively, were as follows:

	Year ended September 30,
	2015		2014		2013
	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
Debt	$19	$4	$19	$4	$10	$2
Revolving credit facility	—	1	—	—	—	—

(9) Equity
LLC Conversion
On August 26, 2013, the Company converted from a Delaware limited liability company into a Delaware corporation and changed the Company’s name from Harbinger F&G LLC to Fidelity & Guaranty Life (the "LLC Conversion"). In connection with the LLC Conversion, HRG, the holder of all of the Company’s outstanding common units prior to the LLC Conversion, exchanged all of the interests that it held in the Company for 10,000 shares of the common stock of Fidelity & Guaranty Life.
Stock Split
On November 26, 2013, the Company’s board of directors increased the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 100 thousand to 500,000 thousand and approved a stock split of the issued and outstanding shares of common stock at a ratio of 4,700-for-1, resulting in 47,000 thousand shares outstanding. Net income per common share and the weighted average common shares used in computing net income per share for the years ended September 30, 2015, 2014 and 2013, included in the Company’s Consolidated Statements of Operations, have been adjusted to give effect to the stock split. Likewise, the amount of shares authorized, issued, and outstanding disclosed in the Company’s Consolidated Balance Sheets have also been adjusted.
Initial Public Offering
In December 2013, the Company issued 9,750 thousand shares of common stock as well as 58 thousand unrestricted shares to its directors in connection with its initial public offering ("IPO") and began trading on the New York Stock Exchange under the ticker symbol "FGL." FGL also granted the underwriters an option to purchase an additional 1,463 thousand shares of common stock that was subsequently exercised.
On December 18, 2013, the Company received net proceeds from the IPO of $173. A portion of the proceeds were used to pay a special dividend of $43 to HRG.
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
Share Repurchases
On September 2, 2014, the Company’s Board of Directors authorized the repurchase of up to 500 thousand shares of the Company’s outstanding shares of common stock over the next twelve months. As of June 30, 2015, the share repurchase program was completed and a total of 512 thousand shares of common stock have been repurchased at cost for a total cost of $11, which are held in treasury, of which 500 thousand shares were pursuant to the repurchase program and 12 thousand shares were acquired to satisfy employee income tax withholding pursuant to the Company’s stock compensation plan. Subsequent to the Company's repurchase of shares, HRG indirectly held 47,000 thousand shares of FGL's outstanding common stock, representing an 81% interest at September 30, 2015.

Dividends
The Company declared the following cash dividends during the years ended September 30, 2015 and 2014:

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
March 3, 2014	March 31, 2014	March 17, 2014	58,271	$0.065	$4
May 6, 2014	June 2, 2014	May 19, 2014	58,271	$0.065	$4
August 5, 2014	September 1, 2014	August 18, 2014	58,271	$0.065	$4
November 18, 2014	December 15, 2014	December 1, 2014	58,279	$0.065	$4
February 10, 2015	March 9, 2015	February 23, 2015	57,975	$0.065	$4
May 1, 2015	June 1, 2015	May 18, 2015	57,932	$0.065	$4
July 31, 2015	August 31, 2015	August 17, 2015	57,976	$0.065	$4
On November 12, 2015, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend will be paid on December 14, 2015 to shareholders of record as of the close of business on November 30, 2015.
Restricted Net Assets of Subsidiaries
FGLH’s equity in restricted net assets of consolidated subsidiaries was approximately $1,343 as of September 30, 2015 representing 92% of FGLH’s consolidated stockholder’s equity as of September 30, 2015 and consisted of net assets of FGLH which were restricted as to transfer to FGL in the form of cash dividends, loans or advances under regulatory restrictions.

(10) Stock Compensation
On November 7, 2013, FGL’s Board of Directors adopted a long term stock-based incentive plan (the “FGL 2013 Stock Incentive Plan” or the “Omnibus Plan”) under which certain officers, employees, directors and consultants are eligible to receive equity based awards. The Omnibus Plan was approved by the stockholder on November 19, 2013, became effective on December 12, 2013 and expires in December 2023. FGL’s Compensation Committee approved the granting of awards under the Omnibus Plan to certain employees, officers and directors (other than the members of the Compensation Committee). In addition, FGL’s Board of Directors approved the granting of awards to members of FGL’s Compensation Committee (the “Compensation Committee Awards”). The Compensation Committee Awards were not made under the Omnibus Plan; however, these awards will be construed and administered as if subject to the terms of the Omnibus Plan. In February 2015, the Omnibus Plan was amended to permit the members of FGL’s Compensation Committee to receive awards thereunder. FGL’s Board of Directors and stockholder also approved the granting of unrestricted common shares to its directors in lieu of cash compensation at the election of each individual director (the “Unrestricted Share Awards”). The Omnibus Plan, Compensation Committee Awards and the Unrestricted Share Awards are collectively referred to as the “FGL Plans” and are accounted for as equity plans. As of the date the stock awards are approved and communicated to the recipient, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period, and is recognized as an increase to Additional paid-in capital in stockholders’ equity. At this time, FGL plans to issue new shares to satisfy stock option exercises, but may use treasury shares acquired under the repurchase program authorized on September 2, 2014.
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
The Company recognized total stock compensation expense related to the FGL Plans and FGLH Plans as follows:

	Year ended September 30,
	2015	2014	2013
FGL Plans
Stock options	$1	$—	$—
Restricted shares	6	1	—
Performance restricted stock units	3	1	—
Unrestricted shares	—	1	—
	10	3	—
FGLH Plans
Stock Incentive Plan - stock options	1	6	3
2011 DEP	—	1	1
Amended and Restated Stock Incentive Plan - stock options	5	5	1
Amended and Restated Stock Incentive Plan - restricted stock units	2	2	1
2012 DEP	1	—	—
	9	14	6
Total stock compensation expense	19	17	6
Related tax benefit	7	6	2
Net stock compensation expense	$12	$11	$4
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the Consolidated Statements of Operations.
Total compensation expense related to the FGL Plans and FGLH Plans not yet recognized as of September 30, 2015 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Plans
Stock options	$1	2
Restricted shares	4	2
Performance restricted stock units	6	1
Unrestricted shares	—	N/A
	11
FGLH Plans
Stock Incentive Plan	—	N/A
2011 DEP	—	N/A
Amended and Restated Stock Incentive Plan - stock options	—	0
Amended and Restated Stock Incentive Plan - restricted stock units	—	0
2012 DEP	—	1
	—
Total unrecognized stock compensation expense	$11	1
FGL Plans
FGL’s Compensation Committee is authorized to grant up to 2,838 thousand equity awards under the FGL Plans. At September 30, 2015, 1,336 thousand equity awards are available for future issuance under the FGL Plans.

FGL granted 206 thousand and 249 thousand stock options to certain officers, directors, other key employees and Compensation Committee members in 2015 and 2014, respectively. These stock options vest in equal installments over a period of three years and expire on the seventh anniversary of the grant date. The total fair value of the options granted in 2015 and 2014 was $1 and $1, respectively.
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
At September 30, 2015, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $1, $0 and $1, respectively. At September 30, 2015, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 4 years, 2 years and 4 years, respectively.
During the year ended September 30, 2015, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $1, $2, and $0, respectively. During the years ended September 30, 2014 and 2013 the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $0, $0, and $0, respectively.
A summary of FGL’s outstanding stock options as of September 30, 2015, and related activity during the period, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2014	242	$17.00
Granted	206	24.40
Exercised	(113)	17.00
Forfeited or expired	(18)	20.73
Stock options outstanding at September 30, 2015	317	21.60
Exercisable at September 30, 2015	111	22.04
Vested or projected to vest at September 30, 2015	310	21.58
The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model and based on the value of FGL's common stock:

	2015	2014
Weighted average fair value per options granted	$4.96	$3.76
Risk-free interest rate	1.41%-1.50%	1.40%-1.41%
Assumed dividend yield	1.18%-1.19%	1.30%-1.50%
Expected option term	4.5 years	4.5 years
Volatility	25%	25%
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

The dividend yield is based on the expected dividend rate during the expected life of the option. Expected volatility is based on the historical volatility of FGL’s stock price for awards granted or modified in 2015 and the implied volatility of exchange-traded securities for life insurance companies for awards granted in 2014. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of the options granted represents the weighted-average period of time from the grant date to the date of exercise, expiration or cancellation based upon a simplified method as the Company lacks sufficient historical data due to the recent implementation of the FGL Plans.

FGL granted 173 thousand and 171 thousand restricted shares to certain officers, directors, other key employees and Compensation Committee members in 2015 and 2014, respectively. These shares vest in equal installments over a period of three years. FGL granted 12 thousand restricted shares to an officer in 2015 that vest over the period of one year and granted 8 thousand restricted shares in 2014 to another officer that vest in equal installments over the period of two years. In 2015, FGL also granted 140 thousand restricted shares to certain directors which vest in three tranches; 20% on the first anniversary of the grant date; 50% on the second anniversary of the grant date; and 30% on the third anniversary of the grant date. The total fair value of the restricted shares granted in 2015 and 2014 was $7 and $3, respectively.
On March 18, 2015, the expected requisite service periods for the 140 thousand restricted shares granted to certain directors were completed resulting in expense acceleration under the terms of the original awards due to their resignation from the Company’s Board and all related committee positions of the two grantees.  The Company recognized additional compensation expense of $3 as a result of the related equity compensation expense acceleration.
The restricted shares are entitled to any cash dividends paid on FGL’s stock prior to vesting of the restricted shares. The cash dividends are held by FGL until the shares become vested and are paid to the recipient at that time or are forfeited if the restricted shares do not vest.
A summary of FGL’s nonvested restricted shares outstanding as of September 30, 2015, and related activity during the year then ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding at September 30, 2014	172	$18.18
Granted	325	23.66
Vested	(231)	21.60
Forfeited or expired	(20)	21.67
Nonvested restricted shares outstanding at September 30, 2015	246	21.92
FGL also granted 32 thousand and 541 thousand performance restricted stock units (“PRSUs”) to senior executive officers under the Omnibus Plan in 2015 and 2014, respectively. These units vest on September 30, 2016, contingent on the satisfaction of performance criteria and on the officer's continued employment unless otherwise noted in the agreement. PRSUs subject to vesting are adjusted based on FGL's financial yearly performance, which is evaluated on two non-GAAP measures: (1) pre-tax adjusted operating income, and (2) return on equity. Depending on the performance results for each year, the ultimate payout of PRSUs could range from zero to 200% of the target award for each year. One-half of the award is earned based on each year’s results for the awards granted in 2015. One-third of the award is earned based on each year's results for the awards granted in 2014. Based on the results achieved in 2015, a total of 14 thousand additional PRSUs were earned subject to the satisfaction of the service requirement noted above. Based on the results achieved for 2014, a total of 44 thousand additional PRSUs have been earned subject to the satisfaction of the service requirement noted above. The total fair value of the PRSUs granted in 2015 and 2014 assuming attainment of the target performance level in each year was $1 and $9, respectively. The total fair value of the additional PRSUs earned in 2015 and 2014 was $0 and $1, respectively.

A summary of nonvested PRSUs outstanding as of September 30, 2015, and related activity during the year then ended, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Weighted Average Grant Date Fair Value
Nonvested PRSUs outstanding at September 30, 2014	578	$17.37
Granted, including 22 additional units based on 2014 and 2015 financial performance	54	19.68
Vested	(45)	17.00
Forfeited	(72)	17.00
Nonvested PRSUs outstanding at September 30, 2015	515	17.69
Additionally, FGL granted unrestricted shares totaling 9 thousand and 58 thousand in 2015 and 2014, respectively to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $0 and $1, respectively.
FGLH Plans
Stock options issued under the FGLH Plans vest in three equal installments on each of the first three anniversaries of the grant date and expire on the seventh anniversary of the grant date. The FGLH plans were frozen in November 2013 and, therefore, no stock options were issued under these plans during the years ended September 30, 2015 and 2014. During the year ended September 30, 2013, FGLH issued 195 thousand stock options which had a weighted average grant date fair value per option of $3.85. The following assumptions were used in the determination of the grant date fair value using the Black-Scholes option pricing model and based on the value of FGLH's common stock:

2013
Risk-free interest rate	0.8%
Assumed dividend yield	6.0%
Expected option term	4.5 years
Volatility	27.0%
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
A summary of FGLH's outstanding stock options as of September 30, 2015 and related activity during the year then ended is as follows (share amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2014	225	$46.19
Granted	—	—
Exercised	(137)	46.89
Forfeited or expired	(1)	49.45
Stock options outstanding at September 30, 2015	87	45.04
Exercisable at September 30, 2015	61	43.11
Vested or projected to vest at September 30, 2015	86	45.01

At September 30, 2015, the liability for vested or expected to vest stock options was based on the fair values of the outstanding options. The following assumptions were used in the determination of these fair values using the Black-Scholes option pricing model and based on the value of FGLH's common stock:

	2015	2014
Weighted average stock option fair value	$74.99	$50.63
FGLH common stock fair value	$122.02	$98.28
FGL common stock value	$24.54	$21.35
Risk-free interest rate	0.48%-0.74%	0.65%-1.02%
Assumed dividend yield	1.16%	1.20%
Expected option term	1.50 - 2.25 years	2.00-2.75 years
Volatility	25.0%	25.0%

The primary input used in the determination of the fair value of FGLH's common stock is the value of the Company's common stock. The dividend yield is based on the expected dividend rate during the expected life of the option. Expected volatility is based on the historical volatility of FGL's stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at September 30, 2015. The expected life of the options granted represents the weighted-average period of time from the grant date to the date of exercise, expiration or cancellation based upon historical data.
At September 30, 2015, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $7, $5 and $7, respectively. At September 30, 2015, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 4 years, 4 years and 4 years, respectively. The intrinsic value of stock options exercised and the amount of cash paid upon exercise during the years ended September 30, 2015, 2014, and 2013 was $9, $6, and $1, respectively.

Restricted stock units issued under the FGLH Plans vest in three equal installments on each of the first three anniversaries of the grant date. During the years ended September 30, 2015, 2014, and 2013, FGLH issued 0 thousand, 0 thousand, and 53 thousand restricted stock units which had a weighted average grant date fair value per unit of $0, $0, and $49.58, respectively. A summary of FGLH's nonvested restricted stock units as of September 30, 2015 and related activity during the year then ended is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value (a)
Nonvested restricted shares outstanding at September 30, 2014	26	$49.55
Granted	—	—
Vested	(14)	49.55
Forfeited	(1)	49.45
Nonvested restricted stock units outstanding at September 30, 2015	11	49.57

(a)	Fair value is based on the value of FGLH’s common stock, not the value of the Company’s common stock.
The amount of cash paid upon vesting of restricted stock units during the years ended September 30, 2015, 2014, and 2013 was $2, $2, and $0, respectively.
FGLH also granted dividend equivalent awards that permit holders of FGLH’s stock option and restricted stock awards to receive a payment in cash in an amount equal to the ordinary dividends declared and paid or debt service payments to HRG by FGLH in each calendar year starting in the year in which the dividend equivalent is granted through the year immediately prior to the year in which the dividend equivalent award vests, divided by the total number of common shares outstanding. Dividend equivalent awards granted in November 2011 vested on March 31, 2014. Dividend equivalent awards granted in December 2012 vest on March 31, 2016. FGLH determined that it was probable the dividend equivalent awards will vest and is recognizing compensation expense ratably over the dividend equivalent vesting periods. The amount of cash paid upon vesting of dividend equivalent awards during the years ended September 30, 2015, 2014, and 2013 was $1, $3 and $0, respectively.

(11) Income Taxes
On August 26, 2013, FGL converted to a corporation from a limited liability company, and remained wholly owned by HRG until December 13, 2013. Prior to August 26, 2013, for income tax purposes, FGL and its non-life insurance subsidiaries (exclusive of FGLH’s non-life subsidiaries) (collectively “FGNL”) were disregarded entities and taxed as if they were part of HRG. As a result, income tax expense or benefit resulting from their operations was not recorded in the Company’s financial statements. If FGNL were a separate taxable entity, its income tax expense would be computed on a standalone basis in accordance with ASC Topic 740 and, on a pro forma basis, would have been $2 for the period ended August 26, 2013.
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
The net operating losses ("NOLs"), capital losses and tax credits of FGL’s subsidiaries were subject to limitation under IRC Section 382, as a result of the change of ownership that occurred when the companies were purchased in 2011. This caused the net value of attributes that could be utilized to be limited to $5 each year, subject to increases for realized built-in gains on certain assets on the date of the change of ownership. On September 27, 2013, the Company underwent a second change of control within the meaning of IRC Section 382(g), triggered by the sale of HRG shares by Harbinger Capital Partners. At the time of this ownership change, FGL’s tax attributes consisted of capital loss carry forwards totaling approximately $350, investment tax credits of approximately $54, and alternative minimum tax ("AMT") credits of approximately $6. The second 382 annual limitation is higher than the 2011 limitation and is not expected to have an impact on the utilization of tax attributes.
Income tax (expense) benefit was calculated based upon the following components of income before income taxes:

	Year ended September 30,
	2015	2014	2013
Pretax income (loss):
United States	$182	$189	$509
Outside the United States	—	—	(1)
Total pretax income	$182	$189	$508
The components of income tax (expense) benefit were as follows:

	Year ended September 30,
	2015	2014	2013
Current:
Federal	$(14)	$(51)	$27
State	—	—	—
Total current	$(14)	$(51)	$27

Deferred:
Federal	$(50)	$25	$(187)
State	—	—	—
Total deferred	$(50)	$25	$(187)

Income tax (expense)/benefit	$(64)	$(26)	$(160)

The difference between income taxes expected at the U.S. Federal statutory income tax rate of 35% and reported income tax (expense) benefit is summarized as follows:

	Year ended September 30,
	2015	2014	2013
Expected income tax (expense)/benefit at Federal statutory rate	$(64)	$(66)	$(178)
Tax effect of disregarded entities	—	—	2
Valuation allowance for deferred tax assets	(1)	40	19
Amortization of low income housing tax credits	(1)	—	—
Benefit on LIHTC under proportional amortization method	1	—	—
Other	1	—	(3)
Reported income tax (expense)/benefit	$(64)	$(26)	$(160)

Effective tax rate	35%	14%	31%
For the year ended September 30, 2015, the Company’s effective tax rate was 35%. The impact of valuation allowance expense was offset by the net impact of positive permanent adjustments.
For the year ended September 30, 2014, the Company’s effective tax rate of 14% was positively impacted by the partial release of valuation allowance attributed to the Company’s implementation of a tax planning strategy that allowed for the utilization of capital loss carry forwards that management originally concluded were more-likely-than-not unrealizable.
For the year ended September 30, 2013, the Company’s effective tax rate of 31%, was positively impacted by the partial release of valuation allowance attributed to the Company’s utilization of capital loss carry forwards that management previously concluded were more-likely-than-not unrealizable.
For the year ended September 30, 2015, the Company recorded net valuation allowance expense of $1 (comprised of a full year valuation allowance release of $4 related to the life insurance companies, offset by a net increase to valuation allowance of $5 related to FGL’s non-life companies). For the years ended September 30, 2014 and 2013, the Company recorded net valuation allowance releases of $40 (comprised of a full year valuation allowance release of $43 related to the life insurance companies, partially offset by a net increase to valuation allowance of $3 related to FGL’s non-life companies), and $19 (comprised of a full year valuation allowance release of $21 related to the life insurance companies, partially offset by a net increase to valuation allowance of $2 related to FGL’s non−life companies).
An excess tax benefit is the realized tax benefit related to the amount of deductible compensation cost reported on an employer’s tax return for equity instruments in excess of the compensation cost for those instruments recognized for financial reporting purposes. Excess tax benefits are required to be recorded as additional paid-in capital when realized. For the fiscal year ended September 30, 2015, the Company recognized less than $1 in excess tax benefits which have been recorded as an adjustment to APIC. The excess tax benefits are reflected in the Company’s total tax expense for the fiscal year ended September 30, 2015.

The following table is a summary of the components of deferred income tax assets and liabilities:

	Year ended September 30,
	2015	2014
Deferred tax assets:
Net operating loss, credit and capital loss carryforwards	$169	$184
Insurance reserves and claim related adjustments	424	454
Investments	24	—
Other	32	43
Valuation allowance	(120)	(119)
Total deferred tax assets	$529	$562

Deferred tax liabilities:
Value of business acquired	$(65)	$(21)
Investments	—	(310)
Deferred acquisition costs	(209)	(90)
Other	(27)	(4)
Total deferred tax liabilities	$(301)	$(425)

Net deferred tax assets and liabilities	$228	$137

At September 30, 2015, the Company’s valuation allowance of $120 consisted of a valuation allowance of $74 on life company capital loss carryforwards and a full valuation allowance of $46 on FGL’s non−life insurance net deferred taxes. At September 30, 2014, the Company’s valuation allowance of $119 consisted of a valuation allowance of $78 on life company capital loss carryforwards and a full valuation allowance of $41 on FGL’s non−life insurance net deferred taxes.
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
During the fiscal year ended September 30, 2014, market conditions changed sufficiently that the Company determined it was prudent and feasible to adopt a tax planning strategy that involved repositioning a portion of the investment portfolio to trigger $100 in net unrealized built-in gains (“NUBIG”). The sale of these assets resulted in an increase to the Company’s Section 382 limit (i.e. the “adjusted limit”), enabling the Company to utilize capital loss carry forwards that offset NUBIG-related gains. This strategy made it more likely than not that the amount of capital loss carryforwards needed to offset those gains would be utilized. Therefore, a partial release of the valuation allowance offsetting the deferred tax asset related to capital loss carry forwards was recorded at the March 31, 2014 reporting date. As of September 30, 2015, the entire $100 of NUBIG had been recognized locking in the full $35 in tax benefits. As of September 30, 2015, the Company has not adopted any new tax planning strategies towards the recognition of NUBIG. The Company currently has capital loss carry forwards of $211 that are set to expire December 31, 2015. A full valuation allowance has been set against those deferred tax assets.
Key considerations in the Company’s decision supporting adoption of the now completed tax planning strategy during the fiscal year ended September 30, 2014 included wider spreads in specific credit markets, increased range of executable reinvestment opportunities, and an enhanced focus on managing and increasing the Company’s Statutory Interest Maintenance Reserve (“IMR”) balance and capital position providing increased flexibility in volatile interest rate and credit spread markets.
At September 30, 2015 and 2014, FGL has NOL carryforwards of $92 and $93, respectively, which, if unused, will expire in years 2026 through 2035. FGL has capital loss carryforwards totaling $217 and $259 at

September 30, 2015 and 2014, respectively, which if unused, will expire in years 2015 through 2020. In addition, at both September 30, 2015 and 2014, FGL has low income housing tax credit carryforwards totaling $54 and $54, respectively, which, if unused, will expire in years 2017 through 2035, and alternative minimum tax credits of $6 and $6, respectively, that may be carried forward indefinitely.
FGL’s non-life subsidiaries file as part of HRG’s consolidated U.S. Federal income tax return. FGL’s insurance company subsidiaries file their own consolidated U.S. Federal life insurance tax return and are not eligible to join the consolidated HRG return until January 1, 2017. The income tax liabilities of the FGL members of the consolidated HRG return are calculated using the separate return method with any payable or receivable reflecting an amount they would have recorded had they filed their own return. As of September 30, 2015 and 2014, FGL and its subsidiaries have intercompany taxes payable due to HRG totaling $1 and $2, respectively for the use of consolidated tax attributes.
The U.S. Federal income tax returns of FGL for years prior to 2012 are no longer subject to examination by the taxing authorities. With limited exception, FGL is no longer subject to state and local income tax audits for years prior to 2011. FGL does not have any unrecognized tax benefits (“UTBs”) at September 30, 2015 and 2014. In the event the Company has UTBs, interest and penalties related to uncertain tax positions would be recorded as part of income tax expense in the financial statements. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.

(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of September 30, 2015 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

Asset Type	September 30, 2015
Other invested assets	$108
Commercial mortgage loans	27
Fixed maturity securities, available-for-sale	20
Other assets	16
Related party loans	5
Total	$176

Lease Commitments
The Company leases office space under non-cancelable operating leases that expire in May 2021. The Company also leased office furniture and office equipment under non-cancelable operating leases that expired in 2012. For the years ended September 30, 2015, 2014 and 2013, the Company’s total rent expense was $2, $2 and $2, respectively. As of September 30, 2015, the minimum rental commitments under the non-cancelable leases are as follows:

Fiscal Year	Amount
2016	$2
2017	2
2018	2
2019	2
2020	2
Thereafter	1
Total	$11
Contingencies
Regulatory and Litigation Matters
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2015, FGL has accrued $4 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $4.
The Company has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the "Death Master File") and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, in May 2012, the Company undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. During Fiscal 2012, the Company incurred an $11 benefit expense, net of reinsurance, to increase reserves to cover potential benefits payable resulting from this ongoing effort. Based on its analysis to date, and management’s estimate, the Company believes the remaining accrual will cover the reasonably estimated liability arising out of these developments. In addition, the Company has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states and in some cases has challenged the audits.  The Company established a contingency of $2 based on its estimates related to the external legal costs and administrative costs of challenging said audits and examinations of which $2 has been paid through September 30, 2015. Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter.
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
On July 18, 2011, a putative class action Complaint was filed in the United States District Court for the Central District of California, captioned Eddie L. Cressy v. OM Financial Life Insurance Company. The Plaintiff asked the Court to certify the action as a class action on behalf of both a nationwide and a California class defined as certain persons who were sold OM Financial Life Insurance equity-indexed universal life insurance policies.
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
On July 5, 2013, the Plaintiff filed a putative class action captioned Eddie L. Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. in the Superior Court of California, County of Los Angeles (the "Court"), Case No. BC-514340. The state court Complaint asserts, inter alia, that the Plaintiff and members of the putative class relied on Defendants’ advice in purchasing unsuitable equity-indexed insurance policies. The Plaintiff sought to certify a class defined as “all persons who reside or are located in the state of California who were sold OM Financial/FGL Insurance equity-indexed universal life insurance policies as an investment.”
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
On January 2, 2015, the Court entered the Final Judgment in Cressy, certifying the class for settlement purposes, and approving the class settlement. On August 10, 2015, the Company tendered $1 to the Settlement Administrator for a claim review fund. The Company will implement an interest enhancement for certain policies as part of the class settlement, which began on October 12, 2015.
At September 30, 2015, the Company estimated the total cost for the settlement, legal fees and other costs related to this class action would be $9 and established a liability for the unpaid portion of the estimate of $2. The Company has incurred and paid $4 related to legal fees and other costs and $3 related to settlement costs as of September 30, 2015. Based on the information currently available the Company does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued. The Company had been seeking indemnification from OMGUK under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”) between FGL (previously HFG) and OMGUK related to the settlement and the costs and fees in defending the Cressy litigation in both the federal and state courts. The settlement, legal fees and other costs related to this class action and the amount recovered from OMGUK are presented in the Consolidated Statements of Operations in “Benefits and other changes in policy reserves.” During the third quarter of 2015, the Company, HRG, and OMGUK reached a global settlement which resolved all prior outstanding claims, resulting in the Company receiving $4 in settlement of its outstanding recoverable related to the Cressy litigation.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri, captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. HRG Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Re (Cayman) Ltd. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") requests injunctive and declaratory relief, seeks unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims the plaintiff overpaid at least $0 for her annuity. The Company believes it has meritorious defenses and intends to vigorously defend the litigation. On April 13, 2015, the Company joined in the filing of a joint motion to dismiss the complaint that was filed by all of the defendants. The motion has been fully briefed and is pending before the Court. The parties are currently engaging in document discovery. As of September 30, 2015, the Company did not have sufficient information to determine whether the Company is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $1, which was accrued during the three months ended September 30, 2015.
In light of the inherent uncertainties involved in the matter aforementioned, there can be no assurance that the litigation discussed above, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations in future periods.
Guarantees
The F&G Stock Purchase Agreement between HFG and OMGUK included a Guarantee and Pledge Agreement, which created a security interest in the equity of FGLH and FGLH’s equity interest in FGL Insurance for the benefit of OMGUK in the event that FGL failed to perform certain obligations under the F&G Stock Purchase Agreement. In the third quarter of 2015, in connection with the settlement of the litigation amongst the Company,

HRG and OMGUK, the Guarantee and Pledge Agreement was terminated and the Company was released from its obligations thereunder.

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
The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the years ended September 30, 2015, 2014 and 2013 were as follows:

	Year ended September 30,
	2015		2014		2013
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$260	$833	$267	$1,103	$279	$777
Assumed	—	—	36	28	33	23
Ceded	(202)	(255)	(247)	(343)	(253)	(267)
Net	$58	$578	$56	$788	$59	$533
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the years ended September 30, 2015, 2014 and 2013, the Company did not write off any reinsurance balances. During the year ended September 30, 2015, the Company did not commute any ceded reinsurance. Effective June 17, 2013, the Company rescinded the portion of the coinsurance agreement dated April 1, 2011 between FGL Insurance and Wilton Re which covered certain disability income riders. Wilton Re paid FGL Insurance a rescission settlement of $6. FGL Insurance recognized a net gain on the rescission of $2.
Effective April 1, 2015, Security Life of Denver ("SLD") recaptured a traditional life block of business previously assumed by the Company and simultaneously ceded to Wilton Re.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Wilton Agreement
In September 2012, Wilton Re and FGL Insurance reached a final agreement on the initial settlements associated with the reinsurance transactions FGL Insurance entered into subsequent to the FGL Acquisition. The final settlement amounts did not result in any material adjustments to the amounts reflected in the financial statements. FGL Insurance recognized a net pre-tax gain of $18 on these reinsurance transactions which has been deferred and is being amortized over the remaining life of the underlying reinsured contracts. The unamortized portion of this deferred gain was $11 and $14 as of September 30, 2015 and 2014, respectively.
Commissioners Annuity Reserve Valuation Method Facility (“CARVM”)
Effective October 1, 2012, FGL Insurance recaptured the CARVM reinsurance agreement from OM Re and simultaneously ceded the business to Raven Reinsurance Company ("Raven Re"), its wholly-owned captive reinsurance company. The recapture of the OM Re CARVM reinsurance agreement satisfies the Company’s obligation under the F&G Stock Purchase Agreement to replace the letter of credit provided by OM no later than December 31, 2015. In connection with the new CARVM reinsurance agreement, FGL Insurance and Raven Re entered into an agreement with Nomura Bank International plc (“NBI”) to establish a $295 reserve financing facility in the form of a letter of credit issued by NBI and NBI charged an upfront structuring fee in the amount of $3. The reserve financing facility is set to be reduced by $6 each quarter subsequent to establishment. The structuring fee was paid by FGL Insurance and will be deferred and amortized over the expected life of the facility. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
As of September 30, 2015, there was $226 available under the letter of credit facility. The Nomura Facility will terminate on September 30, 2017, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGLH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2014, Raven Re’s statutory capital and surplus was $22 in excess of the minimum level required under the Reimbursement Agreement.

(14) Related Party Transactions
As discussed in "Note 1. Basis of Presentation and Nature of Operations" to the Company’s Consolidated Financial Statements, on August 9, 2013, the Company distributed its ownership interests in its wholly-owned subsidiaries, HGI Real Estate, LLC and FS Holdco, to HRG. HGI Real Estate LLC had no net assets as of the distribution date. The carrying value of FS Holdco’s net assets as of the distribution date was $129 and comprised of the following:

Total assets	$1,646
Total liabilities	1,517
Total net assets	$129
The Company accounted for the distribution of these businesses as a dividend. Of total net assets transferred, $47 is cash and cash equivalents and is reflected in the line item Distributions to HRG and subsidiaries in the Consolidated Statements of Cash Flows. The remainder of the net assets transferred to HRG of $82 are non-cash financing activities.
Additionally, on August 23, 2013, the Company also distributed and assigned to HRG all of its rights in the interests, liabilities and obligations under its litigation against OMGUK related to claimed $50 purchase price adjustment in connection with the FGLH Acquisition. This resulted in a $41 non-cash dividend to HRG related to the assignment of contingent purchase price reduction receivable.
FSRCI
Effective December 31, 2012, FGL Insurance entered into a reinsurance treaty with FSRCI, an indirect wholly-owned subsidiary of HRG, FGL’s parent, whereby FGL Insurance ceded 10% of its June 30, 2012 in-force annuity block business not already reinsured on a funds withheld basis. Effective September 17, 2014, FGL Insurance entered into a second reinsurance treaty with FSRCI whereby FGL Insurance ceded 30% of any new business of its multi-year guaranteed annuity block of business ("MYGA") issued effective September 17, 2014 and later on a funds withheld basis. Under the terms of the agreement, no initial ceding commission was paid as all of the underlying business is new business. The September 17, 2014 treaty was subsequently terminated as to new business effective April 30, 2015, but will remain in effect for policies ceded to FSRCI with an effective date between September 17, 2014 and April 30, 2015. Accordingly, policies issued with an effective date of May 1, 2015 and later will not be ceded to FSRCI.
At September 30, 2015 and 2014, the Company's reinsurance recoverable included $1,227 and $1,267, respectively, related to FSRCI and funds withheld for reinsurance liabilities included $1,258 and $1,293, respectively, related to FSRCI.

Below are the ceded operating results to FSRCI’s for the year ended September 30, 2015, September 30, 2014 and the period of August 9, 2013 to September 30, 2013:

Revenues:	Year ended September 30, 2015	Year ended September 30, 2014	August 9, 2013 to September 30, 2013
Premiums	$1	$1	$—
Net investment income	63	64	7
Net investment (losses) gains	(30)	25	(1)
Insurance and investment product fees	4	5	1
Total revenues	38	95	7

Benefits and expenses:
Benefits and other changes in policy reserves	(42)	(60)	(1)
Acquisition & operating expenses, net of deferrals	(4)	(6)	—
Total benefits and expenses	(46)	(66)	(1)

Operating (loss) income	$(8)	$29	$6
FGL Insurance invested in CLO securities issued by Fortress Credit Opportunities III CLO LP ("FCO III") and also invested in securities issued by Fortress Credit BSL Limited ("Fortress BSL"). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC, which acquired interests greater than 10% ownership in HRG as of September 30, 2014. During the year ended September 30, 2014, Leucadia National Corp's ("Leucadia") ownership interest in HRG's outstanding shares exceeded 10%. Jefferies Group Inc. ("Jefferies") is a wholly owned subsidiary of Leucadia. Additionally, during the year Frederick's of Hollywood became a wholly owned subsidiary of HRG.
During the September 2014 quarter, we sold our debt securities in our affiliates, Leucadia, Jefferies, and Frederick's of Hollywood, recognizing gains of $2, $6 and $0, respectively, for the year ended September 30, 2014.
FGL Insurance participates in loans to third parties originated by Salus, an affiliated, limited liability company indirectly owned by HRG. Salus is also considered a VIE as described in “Note 4. Investments” to the Company’s Consolidated Financial Statements. Salus originated senior secured asset-based loans to unaffiliated third-party borrowers. In addition to the participation in loans originated by Salus, FGL Insurance also agreed to provide Salus with financing in the form of a revolving loan and promissory note. In January 2014, FSRCI acquired preferred equity interests in Salus which have a 10% per annum return and a total par value of $30 which is included in the FSRCI funds withheld portfolio. Accordingly all income on this asset is ceded to FSRCI. The Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests. The carrying value of these investments in Salus as of September 30, 2015 and 2014 are disclosed in the tables below.
On February 27, 2015, FGL Insurance entered into a transaction with Salus whereby Salus transferred $14 of loan participations and $16 of CLO subordinated debt (i.e., equity tranche) to FGL Insurance in exchange for retirement of the $20 promissory note and $10 revolving loan owed by Salus to FGL Insurance resulting in the termination of these facilities. Additionally, FGL Insurance also entered into a transaction with the Salus CLO whereby FGL insurance transferred $29 of loan participations into the CLO in exchange for $27 of CLO subordinated notes (i.e., equity tranche) and a promissory note of $3 from Salus. Both transactions qualified as sales of financial assets accounted for at fair value and therefore did not result in any gain or loss. FGL Insurance also concluded that it is not the primary beneficiary of the Salus CLO before and after these two transactions as FGL Insurance lacks the power to direct the activities that significantly affect the economic performance of the CLO and, to a lesser extent, FGL Insurance continues to own less than a majority ownership of the CLO subordinated notes after the two transactions.
Please refer to "Note 4. Investments" to the Company’s Consolidated Financial Statements for details on the impairments of the Salus preferred equity interest recognized in the second and third fiscal quarters 2015.

Please refer to "Note 5. Derivative and Financial Instruments" to the Company’s Consolidated Financial Statements for disclosure of a new Canadian dollar foreign exchange swap agreement for two of our Salus loan participations that were executed during the second fiscal quarter 2015.
On August 26, 2015, FGL entered into an Engagement Letter with Credit Suisse pursuant to which Credit Suisse agreed (on a non-exclusive basis) to provide financial advisory services to FGL in connection with a transaction involving a merger or other similar transaction with respect to at least a majority of the capital stock of FGL. HRG, the holder of a majority of shares of outstanding common stock of FGL, is also a party to the Engagement Letter. Under the Engagement Letter, HRG is required to reimburse FGL for compensation paid by FGL to Credit Suisse under certain circumstances.  Specifically, if compensation to Credit Suisse becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG (and not other stockholders of FGL), HRG will reimburse FGL for the full amount of such compensation.  If compensation to Credit Suisse becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG and a disposition of not more than 50% of the shares of FGL held by stockholders of FGL other than HRG, HRG will reimburse FGL for its pro rata portion of such compensation (based on its relative number of shares compared to those held by stockholders of FGL other than HRG).
On October 7, 2015, FGL, a subsidiary of HRG, entered into an Engagement Letter with Jefferies pursuant to which Jefferies agreed (on a non-exclusive basis) to provide financial advisory services to FGL in connection with a transaction involving a merger or other similar transaction with respect to at least a majority of the capital stock of FGL. HRG is also a party to the Engagement Letter. Under the Engagement Letter, Jefferies is entitled to receive a fee which represents a percentage of the value of the transaction, plus reimbursement for all reasonable out-of-pocket expenses incurred by Jefferies in connection with their engagement. FGL has also agreed to indemnify Jefferies for certain liabilities in connection with their engagement. HRG is required to reimburse FGL for compensation paid by FGL to Jefferies under certain circumstances. Specifically, if compensation to Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG (and not other stockholders of FGL), HRG will reimburse FGL for the full amount of such compensation. If compensation to Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG and a disposition of not more than 50% of the shares of FGL held by stockholders of FGL other than HRG, HRG will reimburse FGL for its pro rata portion of such compensation (based on its relative number of shares compared to those held by stockholders of FGL other than HRG).
The Company’s consolidated related party investments as of September 30, 2015 and 2014, and related net investment income for the years ended September 30, 2015, 2014, and 2013 are summarized as follows:

		September 30, 2015
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed maturities, available for sale	$245	$—	$245
Fortress Investment Group CLOs	Fixed maturities, available for sale	181	2	183
Salus preferred equity (a)	Equity securities, available for sale	3	—	3
Salus participations (b)	Other invested assets	110	1	111
Energy & Infrastructure Capital ("EIC") participations	Other invested assets	9	—	9
Foreign exchange derivatives and embedded derivatives	Other invested assets	11	—	11
HGI energy loan (c)	Related party loans	70	1	71
Salus 2012 participations	Related party loans	4	—	4
Salus promissory note	Related party loans	3	—	3
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) Includes loan participations with 17 different borrowers with an average loan fair value of $6 as of September 30, 2015.
(c) $20 of the total HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		September 30, 2014
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed maturities, available for sale	$239	$1	$240
Fortress Investment Group CLOs	Fixed maturities, available for sale	195	2	197
Salus preferred equity (a)	Equity securities, available for sale	34	—	34
Salus participations	Other invested assets	213	2	215
Foreign Exchange embedded derivative	Other invested assets	2	—	2
HGI energy loan (b)	Related party loans	70	2	72
Salus 2012 participations	Related party loans	11	—	11
Salus promissory note	Related party loans	20	—	20
Salus revolver	Related party loans	10	—	10
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) $20 of the total HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		Year ended September 30,
		2015	2014	2013
Type	Investment Income Classification	Net investment income	Net investment income	Net investment income
Salus CLOs	Fixed maturities	$11	$13	$5
Fortress Investment Group CLOs	Fixed maturities	8	2	—
Leucadia National Corporation	Fixed maturities	—	1	—
Jefferies Group Inc.	Fixed maturities	—	1	—
Salus preferred equity	Equity securities	—	2	2
Salus participations	Other invested assets	15	19	7
HGI energy loan	Related party loans	5	6	4
Salus 2012 participations	Related party loans	—	1	4
Salus promissory note	Related party loans	1	1	1
Salus revolver	Related party loans	—	1	—
The Company had realized foreign exchange losses of $4 and $1 for the years ended September 30, 2015 and 2014, respectively, related to its CAD denominated loan participations originated by Salus. Additionally, the Company had foreign exchange derivative and embedded derivative gains of $9 and $2 for the years ended September 30, 2015 and 2014, respectively, included in other invested assets. See "Note 5. Derivative Financial Instruments" to the Company’s Consolidated Financial Statements for further details.
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
The Company had realized OTTI losses of $46 on available-for-sale fixed maturity securities and $36 on other invested assets for the year ended September 30, 2015, respectively. These realized OTTI losses included $35 in fixed maturities, available for sale and other invested assets, respectively due to direct and indirect investments in RSH included within the Salus CLOs and the Salus participations. See "Note 4. Investments" to the Company’s Consolidated Financial Statements for further details.
The Company has investment management agreements with Salus, CorAmerica Capital, LLC, and Energy & Infrastructure Capital, LLC, all wholly-owned subsidiaries of HGI Asset Management Holdings, LLC, which is also a wholly owned subsidiary of HRG. The Company pays management fees to these entities for the services provided under these agreements which are usual and customary for these types of services.
The F&G Stock Purchase Agreement included a Guarantee and Pledge Agreement, which created a security interest in the equity of FGLH and FGLH’s equity interest in FGL Insurance for the benefit of OMGUK in the event that FGL failed to perform certain obligations under the F&G Stock Purchase Agreement. In the third quarter of 2015, in connection with the settlement of the litigation amongst the Company, HRG and OMGUK, the Guarantee and Pledge Agreement was terminated, and the Company was released from its obligations thereunder.
(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Year ended September 30,
	2015	2014	2013
Net income attributable to common shares - basic	$118	$163	$348

Weighted-average common shares outstanding - basic	58,118	55,970	47,000
Dilutive effect of unvested restricted stock and unvested performance restricted stock	208	31	—
Dilutive effect of stock options	35	10	—
Weighted-average shares outstanding - diluted	58,361	56,011	47,000

Net income per common share:
Basic	$2.03	$2.91	$7.40
Diluted	$2.02	$2.90	$7.40
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
The calculation of diluted earnings per share for the years ended September 30, 2015 and 2014 excludes the incremental effect related to certain outstanding stock options and restricted shares due to their anti-dilutive effect.  The number of weighted average equivalent shares excluded in 2015 and 2014 are 17 thousand shares and less than one thousand shares, respectively.  Also, stock-based compensation awards under the FGLH Plans are settled in cash and, therefore, are excluded from the computation of diluted earnings per share.
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

The Company’s principal insurance subsidiaries’ statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of the Company’s wholly owned insurance subsidiaries were as follows:

	Subsidiary (state of domicile)(a)
	FGL Insurance (IA)(b)	FGL NY Insurance (NY)
Statutory Net Income:
Year ended December 31, 2014	$105	$2
Year ended December 31, 2013	118	1
Year ended December 31, 2012	102	1

Statutory Capital and Surplus:
December 31, 2014	1,212	61
December 31, 2013	1,108	62

(a)	FGL NY Insurance is a subsidiary of FGL Insurance, and the columns should not be added together.
(b) FGL Insurance Company re-domesticated to Iowa effective November 1, 2013. Prior to November 1, 2013, the Company was domiciled in the state of Maryland.
The amount of statutory capital and surplus necessary to satisfy the applicable regulatory requirements is not significant in relation to FGL Insurance’s and FGL NY Insurance’s respective statutory capital and surplus.
Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. The Company monitors the RBC of FGLH’s insurance subsidiaries. As of December 31, 2014 and 2013, each of FGLH’s insurance subsidiaries had exceeded the minimum RBC requirements.
The Company’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2014, in accordance with applicable dividend restrictions, the Company’s subsidiaries could pay “ordinary” dividends of $121 to FGLH in 2015, less any dividends paid during the immediately preceding 12 month period. The Company did not declare or pay any dividends to FGLH during the 12 month period ended September 30, 2015. Therefore, FGL Insurance is able to declare an ordinary dividend up to $121 with respect to its 2014 statutory results, subject to management’s discretion.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a decrease in statutory capital and surplus of $5 at December 31, 2014 and an increase of $12 at December 31, 2013. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $806 to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which had the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice has no impact on the Company’s Consolidated Financial Statements which are prepared in accordance with GAAP.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $245 and $270 at December 31, 2014 and 2013, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $17 and $20 at December 31, 2014 and 2013, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $75 and $109 as of December 31, 2014 and 2013, respectively and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with NBI’s consent. FGL Insurance’s statutory carrying value of Raven Re at December 31, 2014 and 2013 was $187 and $182, respectively

As of December 31, 2014, FGL NY Insurance does not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices.
On October 7, 2013 the New York State Department of Financial Services (“NYDFS”) announced an agreement with Philip A. Falcone, then the Chairman and Chief Executive Officer of HRG (FGL’s controlling shareholder), HRG, FGLH and FGL NY Insurance that Mr. Falcone will not exercise control, within the meaning of New York insurance law, over FGL NY Insurance or any other New York-licensed insurer for seven years (the “NYDFS Commitment”). Mr. Falcone resigned as Chairman and Chief Executive Officer of HRG effective December 1, 2014. Under the NYDFS Commitment agreement, FGLH agreed to maintain FGL NY Insurance’s RBC level at no less than 225% company action level RBC ratio, and established a trust account funded with $19 of cash or eligible securities to support that agreement.
In addition, in connection with its re-domestication to Iowa, FGL Insurance agreed to the conditions set by the Iowa Commissioner that neither Mr. Falcone nor any employees of Harbinger Capital Partners LLC (“HCP”) may serve as an officer or director of FGL Insurance or FGL (but FGL Insurance may request that the Iowa Insurance Division lift this restriction after five years). FGL has complied with these requirements.
(17) Other Liabilities
Other liabilities consisted of the following:

	Year ended September 30,
	2015	2014
Amounts payable for investment purchases	$125	$160
Retained asset account	213	212
Option collateral liabilities	7	135
Remittances and items not allocated	42	103
Amounts payable to reinsurers	17	52
Accrued expenses	43	42
Deferred reinsurance revenue	27	29
Other	89	104
Total	$563	$837
(18) Employee Benefit Plans
The Company sponsors a defined contribution plan in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, and the Company makes a discretionary matching contribution of up to 5% of eligible compensation. The Company has also established a nonqualified defined contribution plan for independent agents. The Company makes contributions to the plan based on both the Company’s and the agent’s performance. Contributions are discretionary and evaluated annually. Aggregate contributions charged to operations for the defined contribution plans, including discretionary amounts, were $2, $1 and $1, for the years ended September 30, 2015, 2014 and 2013, respectively.

(19) Quarterly Results (Unaudited)

Unaudited quarterly results of operations are summarized below.

	Quarter Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(Dollars in millions, except per share data)
Premiums	$15	$17	$15	$11
Net investment income	223	212	208	208
Net realized (losses) gains	(112)	74	(58)	59
Insurance and investment product fees and other	24	23	22	20
Total revenue	150	326	187	298
Total expenses	101	192	193	269
Net income (loss)	30	86	(12)	14
Net income (loss) per common share - basic	0.52	1.48	(0.21)	0.24
Net income (loss) per common share - diluted	0.51	1.48	(0.21)	0.24

	Quarter Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(Dollars in millions, except per share data)
Premiums	$14	$13	$15	$14
Net investment income	201	191	184	184
Net realized gains (losses)	40	145	(2)	124
Insurance and investment product fees and other	17	19	17	15
Total revenue	272	368	214	337
Total expenses	211	280	222	266
Net income (loss)	39	57	25	42
Net income (loss) per common share - basic	0.66	0.97	0.43	0.87
Net income (loss) per common share - diluted	0.66	0.97	0.42	0.87

Schedule I
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

Summary of Investments - Other than Investments in Related Parties
September 30, 2015
(in millions)

	Amortized Cost	Fair Value	Amount at which shown on the balance sheet
Fixed Maturities:
Bonds:
United States Government and government agencies and authorities	$367	$381	$381
States, municipalities and political subdivisions	1,520	1,608	1,608
Foreign governments	7	7	7
Public utilities	1,893	1,849	1,849
All other corporate bonds	13,672	13,733	13,733
Redeemable preferred stock	163	168	168
Total fixed maturities	17,622	17,746	17,746

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust, and insurance companies	58	58	58
Industrial, miscellaneous and all other	3	3	3
Nonredeemable preferred stock	536	559	559
Total equity securities	597	620	620

Derivative investments	218	82	82
Commercial mortgage loans	491	491	491
Other long-term investments	164	155	155
Total investments	$19,092	$19,094	$19,094

Schedule II
FIDELITY & GUARANTY LIFE (Parent Only)
CONDENSED BALANCE SHEETS
(in millions)

	September 30, 2015	September 30, 2014

ASSETS
Investments in consolidated subsidiaries	$1,464	$1,544
Fixed maturity securities, available for sale	7	—
Equity securities, available-for-sale, at fair value	17	49
Cash and cash equivalents	13	66
Other assets	1	—
Total assets	$1,502	$1,659
LIABILITIES AND SHAREHOLDERS' EQUITY
Total liabilities	—	—
Shareholders' equity
Preferred stock	—	—
Common stock	1	1
Additional paid in capital	714	702
Retained earnings	710	607
Accumulated other comprehensive income	88	349
Treasury Stock	(11)	—
Total shareholder's equity	1,502	1,659
Total liabilities and shareholder's equity	$1,502	$1,659

Schedule II
(continued)

FIDELITY & GUARANTY LIFE (Parent Only)
CONDENSED STATEMENT OF OPERATIONS
(in millions)

	Year ended September 30,
	2015	2014	2013

Revenues	$(9)	$2	$—
	(9)	2	—
Operating Expenses:
General and administrative expenses	6	6	5
Total operating expenses	6	6	5
Operating loss	(15)	(4)	(5)
Other income (expense):
Equity in net income of subsidiaries	133	167	344
Interest income from subsidiary	—	—	9
Income before income taxes	118	163	348
Income tax expense	—	—	—
Net income	$118	$163	$348

Schedule II
(continued)
FIDELITY & GUARANTY LIFE (Parent Only)
CONDENSED STATEMENT OF CASH FLOWS
(in millions)

	Year ended September 30,
	2015	2014	2013

Cash flows from operating activities
Net income	$118	$163	$348
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized capital and other gains on investments	9	(1)	—
Equity in net income of subsidiaries	(133)	(167)	(344)
Dividends received	—	—	74
Accrued interest from subsidiary	—	—	(9)
Stock based compensation	10	3	—
Other assets and other liabilities	2	(2)	(1)
Net cash (used in) provided by operating activities	6	(4)	68
Cash flows from investing activities:
Proceeds from available-for-sale investments, sold, matured or repaid:	30	125	—
Cost of available-for-sale investments:	(15)	(174)	—
Net repayment of notes from subsidiary	—	—	20
Capital contributions to subsidiaries	—	—	(106)
Net cash provided by (used in) investing activities	15	(49)	(86)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transactions fees	2	173	—
Cash capital contributions from parent	—	—	112
Dividends payments	(15)	(54)	(94)
Treasury stock	(11)	—	—
Distribution to FGLH and subsidiaries	(50)	—	—
Net cash (used in) provided by financing activities	(74)	119	18
Change in cash and cash equivalents	(53)	66	—
Cash and cash equivalents at beginning of period	66	—	—
Cash and cash equivalents at end of period	$13	$66	$—

Supplemental disclosures of cash flow information:
Conversion of notes payable to investment in subsidiary	$—	$—	$213
Distribution of non-cash net assets to HRG and subsidiaries	$—	$—	$170

Schedule III
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
Supplementary Insurance Information
(in millions)

	Year ended September 30,
	2015	2014	2013

Life Insurance (single segment):
Deferred acquisition cost	$801	$456	$331
Future policy benefits, losses, claims and loss expenses	3,468	3,504	3,557
Other policy claims and benefits payable	55	58	51
Premium revenue	58	56	59
Net investment income	851	760	708
Benefits, claims, losses and settlement expenses	(578)	(788)	(533)
Amortization of deferred acquisition costs	(27)	(39)	(47)
Other operating expenses	(113)	(102)	(110)

Schedule IV
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
Reinsurance
(In millions)

For the year ended September 30, 2015	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net

Life insurance in force	$2,933	$(2,010)	$—	$923	—%

Premiums and other considerations
Traditional life insurance premiums	$260	$(202)	$—	$58	—%
Annuity product charges	156	(69)	—	87	—%
Total premiums and other considerations	$416	$(271)	$—	$145	—%

For the year ended September 30, 2014	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net

Life insurance in force	$2,786	$(2,014)	$16	$788	2%

Premiums and other considerations
Traditional life insurance premiums	$267	$(247)	$36	$56	65%
Annuity product charges	139	(73)	—	66	—%
Total premiums and other considerations	$406	$(320)	$36	$122	30%

For the year ended September 30, 2013	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net

Life insurance in force	$2,597	$(1,965)	$17	$649	3%

Premiums and other considerations
Traditional life insurance premiums	$279	$(253)	$33	$59	56%
Annuity product charges	136	(77)	—	59	—%
Total premiums and other considerations	$415	$(330)	$33	$118	28%

See accompanying Report of Independent Registered Public Accounting Firm.