Form 10-K/A
period 2015-09-30
Fidelity & Guaranty Life
filed 2016-01-28
CIK 1585064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36227

FIDELITY & GUARANTY LIFE

(Exact name of registrant as specified in its charter)

Delaware	46-3489149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Ruan Center 601 Locust Street, 14th Floor Des Moines, IA	50309
(Address of principal executive offices)	(Zip Code)

(800) 445-6758

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ or No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐ or No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ or No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ or No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding as of January 19, 2016 was 58,963,474.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Fidelity & Guaranty Life for the fiscal year ended September 30, 2015 (“fiscal 2015”), filed with the Securities and Exchange Commission (the “SEC”) on November 18, 2015 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K.

As required by Rule 12b-15, in connection with this Form 10-K/A, the company’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

PART III

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

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Our certificate of incorporation provides for the division of our board into three classes of as nearly equal number of directors as possible. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

The term of each class of directors is three years, with the term for one class expiring each year in rotation. As a result, one class of directors is elected at each annual stockholders meeting for a term of three years, to hold office until their successors are elected and qualified or until their earlier death, removal or resignation.

The following table sets forth information about our directors. The respective age of each individual in the table below is as of January 28, 2016.

NAME	POSITION	CLASS	AGE
James M. Benson*	Director	I	69
Christopher J. Littlefield	Chief Executive Officer, President and Director	I	49
Kevin J. Gregson*	Director	I	56
Omar M. Asali	Director	II	45
William P. Melchionni*	Director	II	71
Joseph S. Steinberg	Chairman and Director	II	71
William J. Bawden*	Director	III	69
L. John H. Tweedie	Director	III	70
Thomas A. Williams	Director	III	56

*	Independent director.

Our nominating and corporate governance committee proposes nominees for election to our board and such nominees are reviewed and approved by the entirety of our board. Our nominating and corporate governance committee and our board recommend that each nominee for director be elected at our annual meeting. Under our certificate of incorporation, our board of directors consists of such number of directors as may be determined from time to time by resolution of our board. Any vacancies or newly created directorships may be filled only by the affirmative vote of a majority of our directors then in office, even if less than a quorum, or by a sole remaining director, and the elected person will serve the remainder of the term of the class to which he or she is appointed. Each director will hold office until his or her successor has been duly elected and qualified or until his or her earlier death, resignation or removal.

Our board of directors is led by our non-executive Chairman, Mr. Steinberg. Our board of directors has determined that Messrs. Bawden, Benson, Gregson and Melchionni are independent within the meaning of the federal securities laws and the New York Stock Exchange (“NYSE”) Rules.

Class I Directors – Terms Expiring 2018

James M. Benson has served as one of our directors since October 2014. Mr. Benson has over 40 years of industry experience and is a nationally-recognized expert in the fields of financial services and insurance. He has served as President and Chief Executive Officer of Benson Botsford, LLC, since 2006, and has been a director there since 2010. Since 2006, Mr. Benson has served on the board of Sapient Corp. Since 1995 he has served on the board of Hospital for Special Surgery. He serves on the board of Valmark Securities, Inc., and from 2010 until 2013 he was a board member of Aviva USA Corp. He was President and Chief Executive Officer of John Hancock Life Insurance Company, a division of Manulife Financial, from 2002 to 2006. Prior to joining Hancock in 2002, he was President of MetLife, Inc.’s Individual Business enterprise. During his tenure at MetLife, he was Chairman, President and Chief Executive Officer of New England Financial as well as Chairman, President and Chief Executive Officer of GenAmerica Financial Corporation. Before joining MetLife in 1997, he held the dual position of President and Chief Operating Officer of the Equitable Companies, Inc., and was Chief Executive Officer of its flagship life insurance operation, Equitable Life Assurance. Mr. Benson received his undergraduate degree from the University of Illinois and an M.B.A. from the University of Southern California. We believe Mr. Benson’s industry experience well qualifies him to serve on our board of directors.

Christopher J. Littlefield has served as one of our directors since April 1, 2015. Mr. Littlefield joined the company as our President in October 2014 and assumed the position of Chief Executive Officer in May 2015. Mr. Littlefield has extensive financial services and public company experience, having served as President and Chief Executive Officer from February 2009 to October 2013 and Chief Operating Officer from February 2008 to September 2009 of Aviva USA Corporation, a provider of indexed universal life and indexed annuity products. He served as Executive Vice-President-General Counsel and Secretary from January 2006 to February 2008 of AmerUs Group Co., a provider of individual life insurance and annuity products, which was acquired by Aviva plc in November 2006. He also served as Senior Vice-President and General Manager-Food Products from November 2004 to January 2006 and Senior Vice-President-General Counsel and Secretary from January 1998 to January 2006 of The Dial Corporation. Mr. Littlefield received a B.S. in Business Administration, cum laude, from University of Arizona and a J.D. with high distinction from the University of Iowa.

Kevin J. Gregson has served as director of our company since 2011 and is a member of the audit, compensation and affiliate transactions committees. Mr. Gregson currently serves as the Lead Account Director for the Insurance Industry for Towers Watson. Prior to his role at Towers Watson, Mr. Gregson was a managing director at Alvarez and Marsal Business Consulting, a financial advisory services company, focused primarily on the financial services industry. With over 30 years of experience, he specializes in developing and implementing business solutions for global organizations. Prior to joining Alvarez and Marsal, Mr. Gregson served as founder and president of Bridge Pointe, LLC, a Bermuda-based insurance and reinsurance company and advisory services firm that provides innovative insurance solutions for insurers and corporate sponsors. Previously, he was a co-founder and principal of The Gregson Group, a business advisory firm helping companies align business strategies with organizational and human capital strategies. Before that, he served as a managing partner and Life Science industry group leader with Ernst & Young. Mr. Gregson earned a bachelor’s degree from the University of Delaware and has attended the Executive Finance Program at the University of Michigan. We believe that Mr. Gregson’s insurance and human resources experience well qualifies him to serve on our board of directors.

Class II Directors — Terms Expiring 2016

Omar M. Asali has served as director of our company since 2011 and as the chairman of our nominating and corporate governance committee and our compensation committee since March 2015. Since March 2015, Mr. Asali has served as the Chief Executive Officer and President of HRG Group, Inc., our majority stockholder (“HRG”). Mr. Asali has been a senior officer and a director of HRG since June 2011. Mr. Asali is also the Vice Chairman of the board of Spectrum Brands, a director of Front Street Re (Cayman) Ltd. (“FSRCI”), Zap.Com and Compass Production GP, LLC., each of which is a subsidiary of HRG, and a member of the investment committee of HRG’s asset managers. Mr. Asali is responsible for overseeing the day-to-day activities of HRG, including mergers and acquisition activity and overall business strategy for HRG and HRG’s underlying subsidiaries. Mr. Asali has been directly involved in all of HRG’s acquisitions across all sectors, and he is actively involved in HRG’s management and investment activities. Prior to joining HRG, Mr. Asali was a Managing Director and Head of Global Strategy of Harbinger Capital. Prior to joining Harbinger Capital in 2009, Mr. Asali was the co-head of Goldman Sachs Hedge Fund Strategies (“Goldman Sachs HFS”) where he helped manage approximately $25 billion of capital allocated to external managers. Mr. Asali also served as co-chair of the Investment Committee at Goldman Sachs HFS. Before joining Goldman Sachs HFS in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division, providing M&A and strategic advisory services to clients in the High Technology Group. Mr. Asali previously worked at Capital Guidance, a boutique private equity firm. Mr. Asali began his career working for a public accounting firm. Mr. Asali received an M.B.A. from Columbia Business School and a B.S. in Accounting from Virginia Tech. We believe that Mr. Asali’s extensive managerial, finance and investing experience qualifies him to serve on our board of directors.

William P. Melchionni has served as one of our directors since 2012. Mr. Melchionni currently works as an independent consultant for a number of financial services companies. For 17 years, he served in a number of senior roles for Credit Suisse, an investment bank, in the investment advisory business. Prior to Credit Suisse, Mr. Melchionni worked for Salomon Brothers for 12 years as a director. He played professional basketball with the Philadelphia 76ers and New York Nets. He received a Bachelor of Science in Economics from Villanova University. We believe that Mr. Melchionni’s asset management experience well qualifies him to serve on our board of directors.

Joseph S. Steinberg has served as one of our directors since February 2015 and was appointed as Chairman of our board in March 2015. Since December 2014, Mr. Steinberg has served as the Chairman of the Board of Directors of the company’s majority shareholder, HRG. Mr. Steinberg is Chairman of the board of directors of Leucadia National Corporation (“Leucadia”), which is a significant stockholder of HRG. He has served as a director of Leucadia since December 1978 and as President from January 1979 until March 1, 2013, when he became the Chairman of the Leucadia board of directors. Mr. Steinberg has served as Chairman of the board of directors of HomeFed Corporation since 1999 and as a HomeFed director since 1998. Mr. Steinberg also serves on the board of directors of Crimson Wine Group, Ltd. Mr. Steinberg has served as a director of Jefferies Group, LLC since April 2008. Mr. Steinberg previously served as a director of Mueller Industries, Inc. from September 2011 to September 2012. We believe Mr. Steinberg’s managerial and investing experience in a broad range of businesses well qualify him to serve on our board of directors.

Class III Directors — Terms Expiring 2017

William J. Bawden has served as one of our directors and chairman of our audit committee since 2013. Mr. Bawden previously served as a member of the board of directors of Aviva USA Corporation, a life and annuity insurance company, where he also chaired the audit committee and was a member of the risk committee. He is a retired partner of PricewaterhouseCoopers LLP (“PwC”), in which role he served the insurance industry for many years. While at PwC, Mr. Bawden led the PwC Canadian insurance practice from 1995 to 2007, was chairman of the world insurance partner leadership team from 1987 to 1993, and was co-chairman of the firm’s U.S. insurance practice from 1987 to 1992. He also has been a member of several AICPA and Canadian standards setting committees that focused on insurance accounting and reporting. Mr. Bawden has a B.S. and M.B.A. from Indiana University. We believe that Mr. Bawden’s extensive accounting and insurance qualifications and experience well qualify him to serve as a member of our board of directors.

L. John H. Tweedie has served as one of our directors since 2011. Mr. Tweedie serves as CEO and is responsible for setting and executing the strategy of FSRCI. Over a period of 35 years, Mr. Tweedie has managed businesses that provide individual life and annuities, property & casualty in both domestic and international markets. Most recently, he served as President and CEO of Northstar Re, a start-up, from 2002 to 2009. Prior to his retirement in 2001, Mr. Tweedie served as a Senior Executive Vice President for Metropolitan Life (then the majority owner of Reinsurance Group of America, Incorporated), in charge of corporate actuarial, corporate controllers and international operations. His tenure at Metropolitan Life included positions as Chief Actuary, President and CEO of Canadian Operations and Executive Officer for International Operations. In addition, Mr. Tweedie oversaw RGA operations and served on the RGA board of directors until his retirement. Mr. Tweedie rejoined the Canadian RGA board of directors in 2010. Mr. Tweedie received his Bachelor of Commerce degree from the University of Manitoba in 1966 and became a fellow of the Canadian Institute of Actuaries and the Society of Actuaries in 1971. We believe that Mr. Tweedie’s extensive actuarial, financial and executive experience well qualifies him to serve on our board of directors.

Thomas A. Williams has served as one of our directors since 2013. From March 2012 to January 2016, Mr. Williams served as the Executive Vice President and Chief Financial Officer of HRG and the Executive Vice President and Chief Financial Officer of Zap.Com, a subsidiary of HRG. Mr. Williams was also a director of FSRCI, from August 2012 to January 2016. Prior to joining HRG, Mr. Williams was President, Chief Executive Officer and a director of RDA Holding Co. and its subsidiary Reader’s Digest Association, Inc. (together, “RDA”) from April 2011 until September 2011. Previously, Mr. Williams was RDA’s Chief Financial Officer from February 2009 until April 2011 where his primary focus was on developing business restructuring plans for the company. RDA later filed for bankruptcy protection in February 2013. Prior to joining RDA, Mr. Williams served as Executive Vice President and Chief Financial Officer for Affinion Group Holdings, Inc., a portfolio company of Apollo Management, L.P., from January 2007 until February 2009 where his primary focus was on growing enterprise value, finance, accounting, treasury, tax, investor relations and Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley) compliance. Previously, Mr. Williams spent more than 21 years with AT&T, Inc., where he held a progression of senior financial and officer positions including Chief Financial Officer, AT&T Networks; Chief Financial Officer, AT&T Global Network Technology Services; Chief Financial Officer, AT&T Laboratories; and AT&T Chief Process Officer. Mr. Williams started at AT&T with Bell Laboratories in June 1985. Prior to his tenure at AT&T, Mr. Williams was International Controller of McLean Industries Inc. from 1984 to 1985, Industry Analyst of Interpool Ltd. from 1982 to 1984 and Commodity Trading Associate with Bache Halsey Stuart Shields, Inc. from 1981 to 1982. Mr. Williams received a B.A. in Economics from the University of South Florida. We believe that Mr. Williams’ accounting and financial experience well qualifies him to serve on our board of directors.

Executive Officers

The following sets forth certain information with respect to our executive officers, as of January 28, 2016. All officers of our company serve at the discretion of our board.

Name	Age	Position
Christopher J. Littlefield	49	President, Chief Executive Officer and Director
Rajesh Krishnan	44	Executive Vice President and Chief Investment Officer
Eric L. Marhoun	53	Executive Vice President, General Counsel and Secretary
Dennis R. Vigneau	49	Executive Vice President and Chief Financial Officer
Rosanne Boehm	57	Senior Vice President, Human Resources
Christopher S. Fleming	48	Senior Vice President, Operations and Technology
John P. O’Shaughnessy	59	Senior Vice President and Chief Actuary
John A. Phelps, II	56	Senior Vice President and Chief Distribution Officer
Paul Tyler	50	Senior Vice President, Strategy
Wendy J.B. Young	51	Senior Vice President and Chief Risk Officer

Christopher J. Littlefield – For Mr. Littlefield’s biographical information please refer to the above description located under “Directors – Class I Directors – Terms Expiring 2018.”

Rajesh Krishnan is our Executive Vice President and Chief Investment Officer and is responsible for all aspects of our investment portfolio. Mr. Krishnan joined our company in 2009, as Senior Vice President and Chief Investment Officer, and led the restructuring of the company’s fixed income portfolio. Following our acquisition of FGLH, Mr. Krishnan led the development of in-house asset management capabilities including the establishment of the company’s Baltimore-based trading desk, and was promoted to Executive Vice President in August 2012. Prior to joining Old Mutual US Life, Mr. Krishnan spent 14 years with Wellington Management Company, an investment management company, in Boston, Massachusetts, where he was most recently a Fixed Income Portfolio Manager and Associate Partner focusing on managing bond portfolios for a wide range of insurance clients. Mr. Krishnan is a Chartered Financial Analyst and a member of the Boston Security Analysts Society. He holds a Bachelor of Arts degree from Harvard College.

Eric L. Marhoun joined our company in 2007 as Senior Vice President and General Counsel. Mr. Marhoun was promoted to Executive Vice President in November 2013. In his current position, Mr. Marhoun oversees Legal and Compliance matters for the U.S. life and annuity businesses of HRG. Mr. Marhoun has 29 years of legal experience in U.S. and non-U.S. insurance markets. Mr. Marhoun was previously Senior Vice President and General Counsel to Old Mutual US Life and managed the Legal and Compliance departments for the U.S. and Bermuda life and annuity businesses of Old Mutual plc of the United Kingdom from 2007 to 2011. Prior to joining Old Mutual US Life, Mr. Marhoun was Vice President, Lead Group Counsel and Secretary of American Express Financial Advisors, Inc., a financial services company, from 1995 to 2006 where he oversaw the legal operations of the insurance division of American Express. He was also Of Counsel with Lord, Bissell & Brook in 2006 and an Associate with the firm at the beginning of his career. Mr. Marhoun received his J.D., cum laude, from DePaul University College of Law and is admitted to practice law in the states of Illinois, Minnesota, Wisconsin and Georgia as well as various federal courts.

Dennis R. Vigneau joined our company as Senior Vice President in January 2014 and began serving as our Chief Financial Officer in February 2014. During fiscal 2015, Mr. Vigneau was promoted to Executive Vice President. Mr. Vigneau brings us extensive public company experience, having served as Senior Vice President and Chief Financial Officer from November 2010 to March 2013 at Kemper Corporation, a multi-line insurance holding company offering life, health, auto, and homeowners insurance, Senior Vice President and Chief Financial Officer or Deputy Chief Financial Officer from August 2008 to May 2010 at American Life Insurance Company, an insurance company subsidiary during such time of American International Group operating primarily in the foreign life insurance market, and Senior Vice President and Chief Financial Officer, Retirement and Protection division of Genworth Financial, a life and health insurance company, from January 2007 to July 2008. Mr. Vigneau received his Bachelor of Science degree in Accounting from New Hampshire College, summa cum laude.

Rosanne Boehm joined our company as Assistant Vice President, Organization Development in 2008 and was promoted to Vice President, Human Resources in April 2011. She was promoted to Senior Vice President, Human Resources in August 2012. She is responsible for all of the company’s human resources and talent management strategies and initiatives. Ms. Boehm has more than 25 years of domestic and international human resources experience in the financial services, manufacturing and government services industries. Prior to joining our company, Ms. Boehm held human resources leadership positions with companies including Honeywell Technology Solutions, Northrop Grumman and PACE Incorporated and has experience with both large and small, union and non-union as well as multi-location organizations. Ms. Boehm holds a Bachelor of Science degree in Business Administration/Human Resources from Columbia Union College as well as a Graduate Certification in Organization Development from Johns Hopkins University. She holds an active accreditation as Senior Professional in Human Resources (SPHR) from the Human Resources Certification Institute and a Fellow—Life Management Institute (Level 1) from LOMA. Ms. Boehm is a member of the Society of Human Resources Management and the Organization Development Network, and holds a number of professional certifications in the use of various human resources assessment tools and instruments.

Christopher S. Fleming joined our company in November 2011 as Senior Vice President, Operations and Technology. Prior to joining our company, he was Head of Corporate Six Sigma & Strategic Cost Management at ING North American Insurance Corporation, a $1.7 billion operating expenses and 7,000 employee retirement, investment and insurance company. Prior to his tenure at ING, Mr. Fleming served as Chief Operating Officer for ING Central Europe Insurance—a region that generated double-digit top-line growth and served eight million clients. Mr. Fleming also previously held leadership roles at General Electric and American General holding Senior

Vice President and Vice President roles, respectively. Mr. Fleming earned his Bachelor of Science degree in Business Administration, majoring in Finance and Economics from The Ohio State University. Additionally, he is a Six Sigma Master Black Belt.

John P. O’Shaughnessy joined our company in January 2008 as Vice President, Special Projects. Mr. O’Shaughnessy assumed responsibility for our asset/liability model development and product review. In April 2009, Mr. O’Shaughnessy was promoted to Vice President and Chief Insurance Risk Officer. In this expanded role, Mr. O’Shaughnessy oversaw our company’s entire actuarial function including reinsurance relationships and product development. Two years later in April 2011, Mr. O’Shaughnessy was named Chief Actuary and Chief Risk Officer—reporting directly to the CEO. In addition to the aforementioned responsibilities, Mr. O’Shaughnessy has risk oversight for all actuarial functions. Prior to joining our company in 2009, Mr. O’Shaughnessy served as Vice President and Actuary, Product Development at Great American Financial from 2004 to 2009. While at Great American Financial, he designed and developed a complete suite of annuity products as the company re-entered the fixed indexed annuity marketplace. This included providing risk adjusted evolution of existing and proposed products and working with several producer groups to develop proprietary products for niche markets. Prior to his position at Great American Financial, Mr. O’Shaughnessy held positions at Lincoln Financial from 2002 to 2004, Travelers in 2001, Sage from 2000 to 2001 and Nationwide Financial from 1989 to 2000. Mr. O’Shaughnessy is a Member of the American Academy of Actuaries as well as a Fellow of the Society of Actuaries. He earned his Bachelor of Science from Columbus State University and his Master of Arts (Mathematics) from the University of Louisville.

John A. Phelps, II is our Senior Vice President and Chief Distribution Officer. In 2000, Mr. Phelps joined FGLIC as National Life Sales Director and in 2002 was promoted to Vice President, Brokerage Life Sales. In 2003, Mr. Phelps was promoted to Vice President, Life Distribution. In 2006, Mr. Phelps was promoted to the position of Senior Vice President, Sales & Marketing, overseeing all life & annuity product development and distribution channels. In 2009, Mr. Phelps was named Chief Distribution Officer and continues to function in this role today. During his 32-year career in the industry, Mr. Phelps has served as a personal producer and general agent and has held executive sales and marketing positions with home office insurance companies as well as having served on the ACLI Life Insurance Committee, the LIMRA Distribution Leaders Round Table Committee and LIMRA Brokerage Committee. Mr. Phelps obtained his Masters of Science Management degree from The American College and holds a Bachelor of Science degree in Economics from Manchester College.

Paul Tyler joined our company in May 2012 as Senior Vice President, Strategy & Corporate Development. Mr. Tyler is responsible for corporate strategy, brand development, marketing communication, social media and mobile applications. From 2011 to 2012, Mr. Tyler was CEO and President of 1837 Media Inc., a digital media company. Prior to that, Mr. Tyler worked at MetLife, an insurance company, in a variety of roles for 14 years. He held strategic leadership roles in operations, technology, sales, compliance and was Chief of Staff to the President of MetLife’s retail business. Prior to that, Mr. Tyler worked in management consulting as a project manager for Monitor Group, specializing in the financial services and telecommunications industries. He earned his A.B. from Princeton University and his J.D. from Cornell Law School.

Wendy J.B. Young joined the company in 2000 as Actuary and currently serves as Chief Risk Officer. During her tenure with the company, she was promoted to Senior Vice President and has assumed ever increasing responsibilities, including leading the Financial Planning & Analysis area. Ms. Young has been instrumental in many of the major financial projects over the past several years, including our issuance of senior notes. In February 2014, Ms. Young moved into her current position where she is responsible for risk management across the organization which includes ERM, internal controls, and internal audit. Ms. Young has over 28 years of experience as an actuary in the insurance industry. Prior to joining the company, Ms. Young served for 10 years at the Acacia Group, a life and annuity company holding various actuarial roles, ending as 2nd Vice President and Associate Actuary responsible for statutory reporting and projections for regulatory filings. Ms. Young began her career in Ernst & Young’s insurance practice performing auditing and consulting functions. Ms. Young has extensive experience across all aspects of the life actuarial practice area, particularly in financial reporting, capital planning, analysis and M&A. This experience prepared her to be an integral part of the finance leadership team at our company. She holds a Bachelor of Science in Insurance with a concentration in Actuarial Science from The Pennsylvania State University. Ms. Young is a Member of the American Academy of Actuaries as well as a Fellow in the Society of Actuaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and any persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such reporting persons are also required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that the reporting persons have complied with all applicable filing requirements during the fiscal 2015, except that, on December 3, 2014, Wendy Young amended her Form 4, to report 100 shares acquired indirectly on December 18, 2013, which were inadvertently excluded from the initial filing.

CORPORATE GOVERNANCE

Controlled Company

As of January 19, 2016, HRG owned approximately 80.4% of our common stock, representing a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Accordingly, we rely on exemptions from certain corporate governance requirements. Specifically, as a controlled company, we are not required to have (1) a majority of independent directors, (2) a nominating and corporate governance committee composed entirely of independent directors or (3) a compensation committee composed entirely of independent directors.

Director Independence

Our board has determined that Messrs. Bawden, Benson, Gregson and Melchionni are independent directors under NYSE Rules. Under NYSE Rules, no director qualifies as independent unless our board affirmatively determines that the director has no material relationship with our company. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, our board has determined that each of the independent directors named above has no material relationship with our company, nor has any such person entered into any material transactions or arrangements with our company or its subsidiaries, either directly or as a partner, stockholder or officer of an organization that has a relationship with our company, and is therefore independent under NYSE Rules.

Corporate Governance Guidelines and Code of Ethics and Business Conduct

Our board has adopted Corporate Governance Guidelines to assist in the exercise of its responsibilities. These guidelines reflect our board’s commitment to monitor the effectiveness of policy and decision making both at our board and management level, with a view to enhancing stockholder value over the long term. The Corporate Governance Guidelines address, among other things, our board and board committee composition and responsibilities, director qualifications standards and selection of the Chairman of the Board and our Chief Executive Officer.

Our board has adopted a Code of Business Conduct and Ethics that applies to directors and all of our employees, including our senior executive and financial officers, which include our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Code of Business Conduct and Ethics is available on our website. We will promptly disclose any future amendments to this code on our website as well as any waivers from this code for executive officers and directors. Copies of this code also are available in print from our corporate secretary upon request. Inquiries should be directed to the Investor Relations Department at Fidelity & Guaranty Life, Two Ruan Center, 601 Locust Street, 14th Floor, Des Moines, IA 50309.

Board and Committee Meetings

The board held a total of 17 meetings during fiscal 2015. Other standing committees of our board consist of an audit committee, a compensation committee and a nominating and corporate governance committee. The audit, compensation and nominating and corporate governance committees held ten, four and one meetings, respectively, during fiscal 2015. The board and the directors recognize the importance of director attendance at board and committee meetings. Attendance at board and committee meetings was at least 75% for each director. The company does not have a formal policy regarding the attendance of directors at annual meetings of stockholders, but we strongly encourage all of our directors to attend.

Meetings of Independent Directors

We generally hold executive sessions at each board and committee meeting. The Chairman of the Board presides over executive sessions of the entire board and the chairman of each committee presides over the executive session of that committee.

Board Structure and Risk Oversight

Mr. Steinberg serves as the Chairman of the Board and Mr. Littlefield serves as our Chief Executive Officer. The board has no policy with respect to the separation of the offices of Chairman and Chief Executive Officer. The board believes it is important to retain the flexibility to allocate the responsibilities of the offices of the Chairman and Chief Executive Officer in any way that is in the best interests of our company at a given point in time. Our board believes that we benefit from this structure and, based upon extensive experience of each such individual, Mr. Steinberg’s continuation as our Chairman and Mr. Littlefield’s continuation as our Chief Executive Officer is in the best interests of our stockholders.

Our management is responsible for understanding and managing the risks that we face in our business, and our board is responsible for overseeing management’s overall approach to risk management. Our board also is assisted by our nominating and corporate governance committee with, among other things, its oversight of risk. Our board receives reports on the operations of our businesses from members of management and members of management of our subsidiaries as appropriate and discusses related risks. Our board also fulfills its oversight role through the operations of our nominating and corporate governance committee, audit committee and compensation committee. As appropriate, these committees of our board provide periodic reports to our board on their activities. Our audit committee is responsible for oversight of corporate finance and financial reporting related risks, including those related to our accounting, auditing and financial reporting practices. Our compensation committee is responsible for the oversight of our compensation policies and practices, including conducting annual risk assessments of our compensation policies and practices. Our nominating and corporate governance committee is responsible for assisting our board with the oversight of risks and reviewing and making recommendations to our board regarding our overall corporate governance, including board and committee composition, board nominees, size and structure and director independence, our corporate governance profile and ratings, and our political participation and contributions.

Governance Documents Availability

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics, audit committee charter, compensation committee charter and nominating and corporate governance committee charter on our website under the heading “Corporate Governance” at www.fglife.com. We intend to disclose any amendments to, and, if applicable, any waivers of, these governance documents on that section of our website. These governance documents are also available in print without charge to any stockholder of record that makes a written request to our company. Inquiries should be directed to the Investor Relations Department at Fidelity & Guaranty Life, Two Ruan Center, 601 Locust Street, 14th Floor, Des Moines, IA 50309.

INFORMATION ABOUT COMMITTEES OF OUR BOARD

Our board maintains an audit committee, a compensation committee, a nominating and corporate governance committee and an affiliate transaction committee. The composition and responsibilities of each committee are described below.

Audit Committee

Our audit committee is responsible for, among other things, assisting our board of directors in overseeing and reviewing our accounting and financial reporting and other internal control processes, the audits of our financial statements, the qualifications and independence of our independent registered public accounting firm, the effectiveness of our internal control over financial reporting, and the performance of our internal audit function and independent registered public accounting firm. Our audit committee reviews and assesses the qualitative aspects of our financial reporting, our processes to manage business and financial risks, and our compliance with significant applicable legal and regulatory requirements. Our audit committee is directly responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The members of our audit committee are Messrs. Bawden, Gregson and Melchionni. All members of the audit committee are independent within the meaning of the federal securities laws and the meaning of the NYSE Rules. Each member of the audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE, and our board has determined that Mr. Bawden is an “audit committee financial expert,” as that term is defined by the applicable rules of the SEC. Our board of directors has approved a written charter under which the audit committee operates. A copy of the charter is available without charge on our website.

Compensation Committee

The compensation committee is responsible for, among other things, reviewing and approving the compensation and benefits of our CEO, other executive officers and directors, authorizing and ratifying stock option grants and other incentive arrangements, and authorizing employment and related agreements. The members of our compensation committee are Messrs. Asali, Gregson, Melchionni and Steinberg. Our board of directors has approved a written charter under which the compensation committee operates. A copy of the charter is available without charge on our website.

The compensation committee has the authority to delegate any of its responsibilities to sub-committees as the compensation committee may deem appropriate, provided that the sub-committees are composed entirely of directors satisfying the independence standards then applicable to the compensation committee generally. The compensation committee has delegated to a sub-committee its responsibility with respect to (i) the approval of acquisitions and dispositions of company securities by officers and directors of the company for purposes of Section 16(b) of the Exchange Act and (ii) the grant or award of certain “qualified performance-based compensation” within the meaning of Section 162(m) to certain officers of the company under the Fidelity & Guaranty Life 2013 Stock Incentive Plan, as amended (the “Omnibus Plan”) and the Fidelity & Guaranty Life Section 162(m) Employee Incentive Plan (the “162(m) Plan”). The members of the sub-committee are Messrs. Gregson and Melchionni.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other things, identifying and recommending candidates to the board of directors for election to our board of directors, reviewing the composition of the board of directors and its committees, developing and recommending to the board of directors the criteria for evaluating director candidates, overseeing board of directors evaluations, and recommending director compensation to our compensation committee.

Our nominating and corporate governance committee may use a variety of means to identify nominees. The committee has the authority to hire consultants and search firms for the purpose of identifying candidates. The board seeks members from diverse professional backgrounds who combine a broad spectrum of experience and expertise with a reputation for integrity. Individuals will be considered for nomination to the board based on their business and professional experience, judgment, diversity, age, skills and background. Pursuant to our Corporate Governance Guidelines adopted in December 2013, individuals over the age of 72 will generally not stand for election or re-election to the board.

The committee will consider candidates recommended by stockholders in the same manner that it considers candidates identified through other sources. The name of any recommended candidate for director, together with a brief biographical sketch, a document indicating the candidate’s willingness to serve if elected, and evidence of the nominating stockholder’s ownership of company stock must be sent in care of the corporate secretary to the following address: Two Ruan Center, 601 Locust Street, 14th Floor, Des Moines, IA 50309. A stockholder who wishes to nominate a candidate must follow the procedures described in Section 1.12 of our bylaws, which is entitled “Notice of Stockholder Proposals and Nominations.”

The members of our nominating and corporate governance committee are Messrs. Asali and Tweedie. Our board has approved a written charter under which the nominating and corporate governance committee operates. A copy of the charter is available without change on our website.

Affiliate Transaction Committee

The affiliate transaction committee has the responsibility for the review and approval of transactions with related persons as set forth in the rules and regulations of the SEC as well as “affiliate transactions” that require approval pursuant to the covenants set forth in the indenture governing the our company’s senior notes. The members of our affiliate transaction committee are Messrs. Gregson and Melchionni.

AUDIT COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act.

Our audit committee operates under, and has the responsibility and authority set forth in, the written charter adopted by our board of directors, which can be viewed on our website, www.fglife.com under “Corporate Governance.”

Our audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee charter adopted by our board incorporates requirements mandated by Sarbanes-Oxley Act of 2002 and NYSE Rules. As described above, all members of our audit committee are independent as defined by SEC rules and NYSE Rules. At least one member of our audit committee is an “audit committee financial expert” as defined by SEC rules.

Management is responsible for our internal controls and the financial reporting process. Our independent registered public accounting firm, KPMG, is responsible for performing an independent audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and for auditing the company’s internal control over financial reporting and issuing their reports thereon. Our audit committee’s responsibility is to monitor and oversee these processes.

In this context, our audit committee has reviewed and discussed with management and KPMG the audited financial statements for fiscal 2015, management’s assessment of the effectiveness of the company’s internal control over financial reporting and KPMG’s audit of our company’s internal control over financial reporting. Our audit committee has discussed with KPMG the matters that are required to be discussed by PCAOB Auditing Standard No. 16 (Communications with Audit Committees). In addition, KPMG has provided our audit committee with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding our independent accountant’s communications with our audit committee concerning independence and our audit committee has discussed with KPMG their firm’s independence. Our audit committee has concluded that KPMG’s provision of audit and non-audit services to our company and its affiliates is compatible with KPMG’s independence.

In reliance on the reviews and discussions referred to above, our audit committee recommended to our board that the audited consolidated financial statements for the fiscal 2015 be included in our Annual Report on Form 10-K filed with the SEC for that year. The audit committee also appointed KPMG as our independent registered public accounting firm for fiscal 2016.

AUDIT COMMITTEE
/s/ William J. Bawden
/s/ Kevin J. Gregson
/s/ William P. Melchionni

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis provides an overview and analysis of our executive compensation program, including a discussion of our compensation philosophy. The discussion below is intended to help provide an understanding of the detailed information in the compensation tables and related narrative disclosure below. We discuss the material elements of our compensation program and the material factors considered by the compensation committee in making compensation decisions. Our analysis focuses on the compensation of the following individuals, who are our named executive officers (“NEOs”), as defined by SEC regulations:

Officer	Position
Christopher J. Littlefield	President, Chief Executive Officer and Director
Leland C. Launer, Jr.(1)	Former Chief Executive Officer
Rajesh Krishnan	Executive Vice President and Chief Investment Officer
Eric L. Marhoun	Executive Vice President, General Counsel and Secretary
Dennis R. Vigneau	Executive Vice President and Chief Financial Officer
John P. O’Shaughnessy	Senior Vice President and Chief Actuary

(1)	Mr. Launer resigned as our Chief Executive Officer effective April 30, 2015.

Philosophy and Objectives

Our compensation programs are based on the following objectives:

•	Attract and retain highly qualified executives and employees;

•	Align our incentives with stockholder interests;

•	Drive performance and results; and

•	Support our culture.

To meet these objectives, our compensation programs include:

•	Base salary;

•	Short-term cash incentives;

•	Long-term equity incentives;

•	Opportunities for career development; and

•	Competitive benefits.

Market and industry practices are taken into account when developing compensation programs. Third-party market industry surveys and compensation data from other public companies are utilized when reviewing compensation. We consider our peer group to be companies in our industry that are similar in size to us, that have business models similar to ours and that compete with us for customers, labor and capital.

Our goal is to align total compensation to the competitive market within our peer group while being mindful of internal equity. Salaries are reviewed annually in a process correlated to our performance management program and a competitive base salary market review. Incentives are the primary motivators to achieve business goals and strong business or individual performance can result in above-market incentives.

Process

Our Compensation Committee. Our compensation committee is responsible for reviewing and approving the compensation and benefits strategy for our employees, including our NEOs, authorizing and ratifying equity grants and other incentive arrangements, and authorizing employment and related agreements. The compensation committee has the full authority of the board of directors to make compensation decisions relating to our NEOs.

Role of Executive Officers. Although our compensation committee has the authority to make final decisions with respect to executive compensation, our Senior Vice President, Human Resources in partnership with our Chief Executive Officer, drive the design and implementation of all executive compensation programs. The goal is to ensure that the design of our compensation programs supports our overall strategy. Except for his own compensation, the Chief Executive Officer has final management-level review of any compensation program or individual element of compensation for our NEOs before they are reviewed by the compensation committee. The Chief Executive Officer and our other NEOs do not participate in discussions regarding their own compensation.

Review and Assessment of Compensation Policies. Prior to establishing our executive compensation program for fiscal 2015, the compensation committee and our management reviewed our executive compensation policies and practices. The compensation committee also conducts on-going assessments of our compensation structure. The committee retained Fred W. Cook & Co. (“Cook”) to serve as our executive compensation consultant and to assist and advise the compensation committee in connection with executive compensation policies and practices. Cook reviewed the structure and mechanics of the various components of our executive compensation programs and practices. In order to obtain a complete view of the competitive market for talent, Cook considered data from publicly available peer company proxy statements, and, as a secondary view of the market, considered data from published survey sources, which includes industry peers from privately held and publicly traded organizations. In particular, Cook analyzed two key elements: pay magnitude and pay practices. Pay magnitude relates to overall base pay delivery, base salaries, annual and long-term incentive targets and payouts. Pay practices is the assessment of the design attributes of other organizations’ incentive plans that provide perspectives on performance measurement, the mix of long-term incentive vehicles, vesting and stockholding requirements.

Cook ultimately produced a report indicating that the current compensation structure is sound and well-balanced, and demonstrated alignment between company performance and executive compensation.

Comparison Group. To benchmark the competitiveness of our executive compensation programs, the compensation committee established a comparison group of peer companies (the “Comparison Group”), with the assistance and advice of the company’s management. The Comparison Group is used as a reference to address key areas of executive compensation, including pay magnitude, pay practices and the design of incentive plans. We analyze the performance and compensation data of the Comparison Group to ensure that our executive pay is appropriately aligned with results and consistent with the performance of our peers.

In establishing the Comparison Group, we selected peers that operate in markets in which we compete for customers, labor and capital. For fiscal 2015, the Comparison Group used by the compensation committee consisted of the following companies:

•	American Equity Investment Life

•	American Financial Group

•	Assurant, Inc.

•	American National Insurance

•	CNO Financial Group Inc.

•	FBL Financial Group Inc.

•	National Western Life

•	Phoenix Companies Inc.

•	Protective Life Corp.

•	Stancorp Financial Group Inc.

•	Symetra Financial Corp.

•	Torchmark Corp.

Elements of Our Executive Compensation Program

For fiscal 2015, the compensation program for our NEOs consisted of the following key elements:

•	Base salary;

•	Short-term incentive compensation;

•	Long-term incentive compensation; and

•	Benefits and perquisites.

Each of these elements is considered critical to our executive compensation program. Set forth below is a discussion of each element of compensation, the rationale for each element, and how each element fits into our overall compensation philosophy.

Base Salary. We provide a base salary to our NEOs to compensate them for their services rendered on a day-to-day basis during the year. Base salaries are set to attract and retain executives with qualities necessary to ensure our short-term and long-term financial success. We strive to set base salary levels that are competitive to the salaries of executives in similar positions with similar responsibilities at companies in the Comparison Group. We target our base salaries to be competitive with our market relative to the Comparison Group. The determination of a NEO’s base salary is based on market compensation rates and individual factors, including personal performance and contribution, experience in the role, scope of responsibility and overall impact on the business. The base salaries of our NEOs are reviewed annually and adjusted when necessary to reflect market conditions as well as individual roles and performance.

The table below shows increases to base salaries for fiscal 2015.

Name	Fiscal 2015 Base Salary		Percentage Increase from Fiscal 2014
Christopher J. Littlefield	$800,000	(1)	N/A
Leland C. Launer, Jr.	$700,000	(2)	0%
Rajesh Krishnan	$350,000		0%
Eric L. Marhoun	$350,000		0%
Dennis R. Vigneau	$440,000		10%
John P. O’Shaughnessy	$325,000		0%

(1)	Mr. Littlefield’s base salary at the time of his initial appointment as the company’s President on October 6, 2014 was $500,000. In connection with his appointment to the positions of the company’s President, Chief Executive Officer and Director, his base salary increased to $800,000 pursuant to his amended employment agreement with the company dated May 6, 2015.
(2)	Mr. Launer resigned from the company as Chief Executive Officer, effective April 30, 2015.

Short-Term Incentives. In order to promote our “pay for performance” culture, we pay annual cash incentives to our NEOs for achieving performance targets that support our corporate goals. The Chief Executive Officer and our executive team develop an annual business plan that includes objectives for the next year to drive short- and long-term business performance. The compensation committee reviews these objectives and establishes performance targets. Performance against plan objectives are reviewed and approved by the compensation committee to establish the bonus pool for each performance period. Short-term incentive payouts require that minimum targets be satisfied and allow for recognition of individual performance and contribution toward those goals.

Effective January 1, 2014, our Employee Incentive Compensation Plan (the “EICP”), an annual cash-based bonus plan, was amended and restated, and will continue to be used for awards not intended to qualify as “performance-based compensation” under Section 162(m). Also effective January 1, 2014, the company established the 162(m) Plan for cash awards intended to qualify as performance-based compensation. The 162(m) Plan was created to attract and retain the best available executive officers to be responsible for the management, growth, and success of the company’s business and to provide an incentive for such individuals to exert their best efforts on behalf of the company and its stockholders

EICP

For fiscal 2015, the EICP included a corporate performance component and an individual performance component, each weighted at 50%. The corporate performance component of the EICP included the following metrics:

2015 Objectives	Weighting
Achieve the Financial Plan	60%
Corporate Initiatives, consisting of:	40%
Enterprise Risk Management
Merger & Acquisition Activity
Growth Strategy
Third Party Administration
Employee Engagement
Weighting Total	100%

The compensation committee approved the percentage of base salary paid for performance at the target levels depicted below. If a minimum performance measure is satisfied, depending on actual performance, bonus payments under the EICP could range from 50% to 150% of target. As a result of the corporate performance against our goals for fiscal 2015, the bonus pool for determining individual executive incentive awards was 123% of target. The awards were paid in December 2015.

Name	2015 Target Bonus (% of Base Salary Earnings)	Actual Bonus Earned (% of Base Salary Earnings)
Christopher J. Littlefield(1)	N/A
Leland C. Launer, Jr.(2)	N/A
Rajesh Krishnan(1)	N/A
Eric L. Marhoun(1)	N/A
Dennis R. Vigneau	50%	70%
John P. O’Shaughnessy(1)	N/A

(1)	Messrs. Littlefield, Krishnan, Marhoun and O’Shaughnessy are participants in our 162(m) Plan.
(2)	Mr. Launer was ineligible for a 2015 EICP or 162(m) Plan payment.

162(m) Plan

The compensation committee, in its sole discretion, has the authority to select the officers (including officers who are directors) that participate in the 162(m) Plan, to establish the performance goals, and to determine the amounts of incentive compensation bonus payable to any participant. Awards will be paid to a participant as a result of the satisfaction of performance goals in each performance period, which may consist of one or more fiscal years designated by the compensation committee in which a performance goal must be satisfied in order for the award or a portion thereof to be payable. Prior to each performance period, the compensation committee will establish a performance goal or goals for each participant and the payout formula for purposes of determining the award payable to such participant upon the attainment of the performance goal. At the time the performance goals are approved by the compensation committee, their outcome must be substantially uncertain. Neither the performance goals nor the payout formula may be changed following their establishment, except that the compensation committee has the authority to adjust such goals and formulas during a performance period for such reasons as it deems equitable to the extent permitted while still satisfying the requirements for qualified performance based compensation under Section 162(m).

The performance goals for fiscal 2015 approved by the compensation committee included the following measures:

•	Sales

•	New Business Internal Rate of Return

•	After-Tax Adjusted Operating Income

•	Statutory Net Income

For fiscal 2015, the target percentages of base salary to be paid for performance are as depicted in the table below.

Name	2015 Target Bonus (% of Base Salary Earnings)	Actual Bonus Earned (% of Base Salary Earnings)
Christopher J. Littlefield	150%(1)	136%
Leland C. Launer, Jr.	150%	0%
Rajesh Krishnan	75%	60%
Eric L. Marhoun	75%	57%
Dennis R. Vigneau(2)	N/A	N/A
John P. O’Shaughnessy	60%	54%

(1)	Mr. Littlefield’s target bonus was based on an assumed base salary of $625,000, which prorated the seven months of fiscal 2015 during which his base salary was $500,000 and the five months of fiscal 2015 during which his base salary was $800,000.
(2)	Mr. Vigneau, our Chief Financial Officer, is not a Covered Employee for Section 162(m) purposes and therefore instead participates instead in our EICP.

The compensation committee approved the performance of the 162(m) Plan metrics at 105%. Incentive payments under the 162(m) Plan were made in December 2015.

Long-Term Incentives. We believe that equity-based awards link compensation levels with performance results and ensure sustained alignment with stockholder interests. Additionally, we believe equity awards provide an important retention tool for our NEOs, because the awards are subject to multi-year vesting. In furtherance of these objectives, we grant equity-based awards, including stock options, restricted stock and performance restricted stock units (“Performance RSUs”) to our NEOs and other employees.

The target long-term incentive awards are based on a percentage of base salary as well as the number of options or shares offered to be granted. This target is based on the executive’s position and level in the organization. For our NEOs, the targets are as follows:

Position Title	Long- Term Incentive Award (% of Base Salary)
Chief Executive Officer	100%
Executive Vice President	50%
Senior Vice President	40%

Options and Restricted Shares

For fiscal 2015, our compensation committee approved the grant of options and restricted shares to our NEOs under the Omnibus Plan, as set forth in the table below. The amounts approved for grants were calculated as a percentage of base salary, which was determined based on the NEO’s position. In addition, our former CEO received supplementary equity awards for services in his role as director of our company.

Name and Position	Percentage of Base Salary	Total Dollar Value of Equity Grant	Options Granted (#)	Restricted Shares Granted (#)
Christopher J. Littlefield(1)	195%	$1,216,334	32,907	49,152
Leland C. Launer, Jr.(2)	100%	$699,998	68,628	14,073
Rajesh Krishnan	50%	$175,027	5,148	5,982
Eric L. Marhoun	50%	$175,027	5,148	5,982
Dennis R. Vigneau	40%	$160,020	4,707	5,469
John P. O’Shaughnessy	40%	$130,005	3,825	4,443

(1)	In addition to receiving the regular annual equity grant on December 1, 2014, Mr. Littlefield also received a grant of equity upon his assumption of the position of President on October 6, 2014 and an additional grant of equity in connection with his appointment as CEO on May 11, 2015. The percentage of base salary is calculated assuming a base salary of $625,000, which prorates the seven months of fiscal 2015 during which Mr. Littlefield’s base salary was $500,000 and the five months of fiscal 2015 during which his base salary was $800,000.
(2)	Reported amounts exclude director grants made to Mr. Launer. See “Director Compensation” below.

Performance RSUs

In fiscal 2015, in connection with Mr. Littlefield’s appointment as our President, our compensation committee approved a grant of 32,036 Performance RSUs under the Omnibus Plan to Mr. Littlefield. We did not grant Performance RSUs to any other employee in fiscal 2015. We believe the grant of Performance RSUs will further incentivize Mr. Littlefield to increase stockholder value and will align the compensation of Mr. Littlefield with the long-term growth and profitability of our company. In addition, the Performance RSUs have retentive value, because Mr. Littlefield will be required to remain employed by us in order to realize the value of the awards at the end of the two-year performance period. The agreement governing the Performance RSUs contains a two-year performance period and performance metrics, which include a minimum threshold target, and stretch goals and maximum earnings for two key metrics, annual operating income and return on equity (“ROE”) for the October 1, 2014 through September 30, 2016 performance period. The payout percentage for reaching these achievement levels are as follows:

Achievement Level Against Target	Payout Percentage
Minimum	50%
Target	100%
Stretch	175%
Maximum	200%

The performance measures are evaluated by the independent sub-committee of our compensation committee. The sub-committee determines the extent to which the performance measures have been met following the end of the performance period, and the number of Performance RSUs earned and vested. Performance RSUs will not be deemed to have been earned until the sub-committee has completed its determination and certification that the performance measures have been attained.

For fiscal 2015, the independent sub-committee approved the following achievement against target:

Annual Operating Income	Percentage Achieved: 118%
Return on Equity (ROE)	Percentage Achieved: 100%
Total Combined 2015	Percentage Achieved: 109%

For each of the two years in the performance period, the number of Performance RSUs as of the grant date will be multiplied by 50%, multiplied by the applicable percentage based on attained annual operating income and ROE, and will be credited to Mr. Littlefield’s account. At the end of the two-year performance period, the number of Performance RSUs in Mr. Littlefield’s account will be adjusted so that the total number of Performance RSUs is determined as the sum of the following:

Fiscal Year	Percentage of Credited – Performance RSUs based on Annual Operating Income	Percentage of Credited – Performance RSUs based on ROE	Percentage of Credited – Performance RSUs Each Year
2015	50%	50%	50%
2016	50%	50%	50%

The Performance RSUs will vest on September 30, 2016, provided that Mr. Littlefield remains in our continuous employment from the grant date through such date. On an involuntary termination of employment by us without cause prior to September 30, 2016, Mr. Littlefield will become vested in his Performance RSUs through the fiscal year prior to the fiscal year in which the termination of employment occurred and will forfeit the remaining Performance RSUs. If Mr. Littlefield terminates employment with us for any other reason prior to September 30, 2016, he will forfeit all of the Performance RSUs.

Mr. Launer resigned his position with the company as CEO effective April 30, 2015. In accordance with the Omnibus Amendment to Equity Awards Agreement (the “Omnibus Amendment”) that we entered with Mr. Launer on April 30, 2015, Mr. Launer forfeited 63,276 of Performance RSUs granted in fiscal 2014; the remaining 44,949 Performance RSUs became vested and will be paid out at the time the other payments are made, which is anticipated to be October 2016.

Benefits and Perquisites. Our NEOs are eligible to participate in our tax-qualified 401(k) defined contribution plan and our health and welfare plans on the same basis as our other salaried employees. Our NEOs also participate in a limited number of perquisite programs.

401(k) Plan. Under the 401(k) Plan, our company will match 100% of a participant’s contributions up to five percent of compensation, subject to the limits specified in the Internal Revenue Code (the “Code”). For years prior to calendar year 2013, the employer match vests ratably over three years of employment. Effective January 1, 2013, the employer match vests immediately. The 401(k) plan also allows for annual discretionary profit sharing contributions, which historically have been 2% of earnings, subject to limits under the Code. Any profit sharing contributions are immediately vested.

Nonqualified Deferred Compensation Arrangements. We permit our NEOs to defer on an elective basis a specified portion of their base salaries and performance-based bonus compensation, if any. See the narrative description following the table entitled “Nonqualified Deferred Compensation” below for more information surrounding the terms of the nonqualified deferred compensation plan.

Health and Welfare Benefits. We also offer a package of insurance benefits to all salaried employees, including our NEOs, including health, vision and dental insurance, basic life insurance, accidental death and dismemberment insurance and short- and long-term disability insurance.

Limited Executive Perquisites. All of our NEOs are eligible to participate in the Executive Life Insurance Plan. Under this plan, the beneficiary of a participant who dies while employed by us is entitled to a lump sum payment equal to three times his annual base salary at the time of hire. Our NEOs are also offered executive physicals at our cost once biannually. The value of these executive perquisites is reflected in the “All Other Compensation” column of the Summary Compensation Table below.

We maintain no defined benefit pension plans or retiree medical plans.

Employment Agreements

We believe that having employment agreements with our NEOs is beneficial to us because it provides retentive value, subjects the executives to key restrictive covenants, and generally provides us with a competitive advantage in the recruiting process over a company that does not offer employment agreements. In October 2014, we entered into an employment agreement with Mr. Littlefield, and, in connection with Mr. Littlefield’s assumption of the role of Chief Executive Officer, we amended and restated his employment agreement in May 2015. In November 2013, we entered into amended and restated employment agreements with Messrs. Krishnan and O’Shaughnessy, and new employment agreements with Mr. Marhoun and Ms. Young. In January 2014, we entered into an employment agreement with Mr. Vigneau. These employment agreements include the specific terms set forth in greater detail below in “—Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table.”

Stock Ownership Guidelines

During fiscal 2014, the compensation committee approved stock ownership guidelines that require certain of our executive officers to acquire and retain a minimum number of shares of our common stock. The purpose of the guidelines is to align the interests of the executive officers with the interests of our stockholders and to promote our commitment to sound corporate governance. Under the guidelines, executive officers have three years to accumulate the minimum holding amount, which is a multiple of base salary, as follows:

Participant	Multiple of Base Salary
Chief Executive Officer	4x
President	2x
Executive Vice President	2x
Chief Actuary	1x
Chief Distribution Officer	1x
Chief Financial Officer	1x
Chief Risk Officer	1x

Participants are required to maintain the minimum holding amount so long as they serve in an executive position covered by the guidelines. Shares of common stock that count toward the minimum holding amount include:

•	shares owned outright by the participant or his or her immediate family members residing in the same household,

•	shares of restricted stock, whether vested or not,

•	shares earned as part of a Performance RSU under a plan that pays out in shares,

•	shares acquired upon option exercises, and

•	other shares granted under the Omnibus Plan or similar equity award plan.

The compensation committee may, in its discretion, amend, waive or suspend the guidelines to take into account changes in our common stock, our compensation philosophy, or other factors it deems relevant.

Impact of Tax Considerations

With respect to taxes, Section 162(m) imposes a $1 million limit on the deduction that a company may claim in any tax year with respect to compensation paid to any Covered Employee, unless certain conditions are satisfied. Certain types of performance-based compensation are generally exempted from the $1 million limit. Performance-based compensation can include income from stock options, performance-based restricted stock, and certain formula-driven compensation that meets the requirements of Section 162(m). One of the factors that we may consider in structuring the compensation for our NEOs is the deductibility of such compensation under Section 162(m), to the extent applicable. However, this is not the driving or most influential factor. Our compensation committee may approve non-deductible compensation arrangements after taking into account several factors, including our ability to utilize deductions based on projected taxable income, and specifically reserves the right to do so.

Relationship of Compensation Policies and Practices to Risk Management

The company believes that its compensation policies and practices are designed to promote a strong risk management culture. We have reviewed the company’s compensation programs, policies and practices for employees and have determined that those programs, policies and practices do not encourage excessive risk taking and are not reasonably likely to have a material adverse effect on the company.

Subsequent Event

On November 9, 2015, the company announced that it had entered into an Agreement and Plan of Merger, (the “Merger Agreement”) by and among the company, Anbang Insurance Group Co., Ltd. (“Anbang”), a joint-stock insurance company established in the People’s Republic of China, AB Infinity Holding, Inc., a Delaware corporation and a wholly-owned subsidiary of Anbang (“Parent”), and AB Merger Sub, Inc., a Delaware corporation and a newly formed, wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the company (the “Merger”), with the company continuing as the surviving entity, which will become a direct, wholly-owned subsidiary of Parent and an indirect, wholly-owned subsidiary of Anbang.

The Merger Agreement provides that at the effective time of the Merger, each (i) option, (ii) restricted share and (iii) Performance RSU, in each case whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (1) the number of shares subject to the award (for Performance RSUs, determined at the target performance level) multiplied by (2) the merger consideration (less the exercise price per share in the case of options). In addition, the Merger Agreement provides that at the effective time of the Merger, each FGLH stock option and restricted stock unit, whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (A) the number of shares of FGLH stock subject to the award multiplied by (B) $152.44 (less the exercise price in the case of such FGLH options), and each dividend equivalent held in respect of a share of FGLH stock, whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such dividend equivalent right.

Summary Compensation Table

Name	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)(4)(5)	Option Awards ($)(3)(5)	Non-Equity Incentive Plan Compensation ($)(6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(7)	Total ($)
Christopher J. Littlefield
President, Chief Executive Officer and Director	2015	612,692	—	1,744,460	146,873	850,000	—	22,624	3,376,649
Leland C. Launer. Jr.(8)	2015	414,615	300,000	3,846,652	714,302	—	—	763,538	6,039,107
Former Chief Executive Officer and Director	2014	700,000	—	2,189,838	350,005	1,003,342	—	29,924	4,273,109
	2013	700,000	—	350,007	350,005	739,375	—	1,288,641	3,428,023
Rajesh Krishnan	2015	350,000	—	148,772	26,255	210,000	—	26,354	761,381
Executive Vice President and Chief Investment Officer	2014	350,000	—	1,375,317	46,669	250,442	—	19,859	2,042,287
	2013	350,000	32,500	167,833	29,626	181,250	—	175,983	937,242
Eric L. Marhoun(9)	2015	350,000	—	148,772	26,255	200,000	—	56,410	781,437
Executive Vice President, General Counsel and Secretary	2014	347,308	—	1,375,317	26,255	171,924	—	50,626	1,971,430
Dennis R. Vigneau(10)	2015	429,539	—	136,014	24,006	300,000	—	21,592	911,150
Executive Vice President and Chief Financial Officer	2014	269,231	200,000	1,424,963	—	107,692	—	15,851	2,017,737
John O’Shaughnessy	2015	325,000	—	110,497	19,508	175,000	—	28,261	658,266
Senior Vice President and Chief Actuary	2014	325,000	—	1,337,067	19,503	187,668	—	6,045	1,875,283
	2013	325,000	32,500	138,163	24,374	132,000	—	137,620	789,657

(1)	The amount reported for Mr. Littlefield for fiscal 2015 reflects the portion of the fiscal year from October 6, 2014 through April 30, 2015, during which he served as President and had a base salary of $500,000 as well as the portion of the fiscal year from May 1, 2015 through September 30, 2015, following his assumption of the positions of Chief Executive Officer and President, during which his base salary was $800,000.
(2)	The amount reported for Mr. Launer for fiscal 2015 reflects a bonus granted pursuant to the Omnibus Amendment. The amount reported for Mr. Vigneau for fiscal 2014 represents a hiring bonus paid pursuant to his employment agreement dated January 27, 2014.
(3)	Represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Clarification (“FASB ASC”) Topic 718. Information on the assumptions used to calculate the value of awards is set forth in Note 10 to the consolidated financial statements in our Original 10-K, which are incorporated by reference herein.
(4)	The amounts reported in this column represent the sum of the aggregate grant date fair value of restricted stock and Performance RSUs. For fiscal 2015, only Mr. Littlefield received Performance RSUs. In connection with the outstanding Performance RSUs, if the highest achievement level against target is attained, the amount reported for Mr. Littlefield for fiscal 2015 would increase by $675,000, and the amounts reported for fiscal 2014 for Messrs. Krishnan, Marhoun, O’Shaughnessy and Vigneau would increase by $1,226,550. For more detail about the potential payouts of the Performance RSUs, see the discussion within the “Compensation Discussion and Analysis” under the heading “Performance RSUs.”
(5)	The amounts reported for fiscal 2013 in this column represent the aggregate grant date fair value of awards granted under FGLH legacy plans, which have been converted to cash-settled awards. The amount reported for Mr. Launer for fiscal 2015 includes the accelerated vesting of restricted stock, options and Performance RSUs pursuant to the Omnibus Amendment.
(6)	The amounts reported for fiscal 2015 in this column reflect the amounts paid out under the 162(m) Plan for all of our NEOs except for Mr. Vigneau and the amount paid out for Mr. Vigneau under the EICP.

(7)	All other compensation for fiscal 2015 was as follows:

Name	401(k) Match ($)	Life Insurance Premium ($)	Long-Term Disability Insurance Premium ($)	Temporary Housing ($)	Dividend Equivalents Acceleration ($)	Other ($)	Total ($)
Christopher J. Littlefield	18,903	—	909	—	—	2,812	22,624
Leland C. Launer, Jr.	18,450	10,879	545	—	697,667	35,997	763,538
Rajesh Krishnan	18,450	814	945	—	—	6,145	26,354
Eric L. Marhoun	18,450	1,017	945	32,227	—	3,772	56,410
Dennis R. Vigneau	18,450	2,197	945	—	—	—	21,592
John P. O’Shaughnessy	18,450	—	945	—	—	8,866	28,261

(8)	The amount reported for Mr. Launer excludes director fees, which are separately disclosed under “Director Compensation.”
(9)	Mr. Marhoun was not a NEO prior to fiscal 2014.
(10)	Mr. Vigneau commenced his employment with the company on January 27, 2014.

Grants of Plan-Based Awards

The following table sets forth information concerning estimated possible payouts under non-equity and equity incentive plan awards for fiscal 2015 performance and equity incentive plan awards granted in fiscal 2015 to our NEOs. The terms and conditions applicable to these awards are described above in “Compensation Discussion and Analysis.”

Name	Grant Date	Estimated Future Payouts under Non-Equity Incentive Plan Awards			Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Christopher J. Littlefield	10/6/2014(1)	—	—	—	—	—	—	11,865	—	—	249,996
	10/6/2014(2)	—	—	—	16,018	32,036	64,072	—	—	—	674,999
	12/1/2014(3)	—	—	—	—	—	—	10,254	—	—	255,017
	12/1/2014(4)	—	—	—	—	—	—	—	8,823	5.10	44,997
	12/18/2014(5)	375,000	750,000	1,125,000	—	—	—	—	—	—	—
	5/11/2015(6)	—	—	—	—	—	—	27,033	—	—	564,449
	5/11/2015(7)	—	—	—	—	—	—	—	24,084	4.23	101,875
Leland C. Launer, Jr.	12/1/2014(3)	—	—	—	—	—	—	14,073	—	—	349,996
	12/1/2014(4)	—	—	—	—	—	—	—	68,628	5.10	350,003
	12/18/2014(5)	525,000	1,050,000	1,575,000	—	—	—	—	—	—	—
Rajesh Krishnan	12/1/2014(3)	—	—	—	—	—	—	5,982	—	—	148,772
	12/1/2014(4)	—	—	—	—	—	—	—	5,148	5.10	26,255
	12/18/2014(5)	131,250	262,500	393,750	—	—	—	—	—	—	—
Eric L. Marhoun	12/1/2014(3)	—	—	—	—	—	—	5,982	—	—	148,772
	12/1/2014(4)	—	—	—	—	—	—	—	5,148	5.10	26,255
	12/18/2014(5)	131,250	262,500	393,750	—	—	—	—	—	—	—
Dennis R. Vigneau	12/1/2014(3)	—	—	—	—	—	—	5,469	—	—	136,014
	12/1/2014(4)	—	—	—	—	—	—	—	4,707	5.10	24,006
	12/18/2014(5)	100,000	200,000	300,000	—	—	—	—	—	—	—
John P. O’Shaughnessy	12/1/2014(3)	—	—	—	—	—	—	4,443	—	—	110,497
	12/1/2014(4)	—	—	—	—	—	—	—	3,825	5.10	19,508
	12/18/2014(5)	97,500	195,000	292,500	—	—	—	—	—	—	—

(1)	Represents restricted stock granted to Mr. Littlefield as a signing bonus, in connection with his appointment as the company’s President, which vested on October 6, 2015.
(2)	Represents a grant of Performance RSUs to Mr. Littlefield, which vest on September 30, 2016, provided that Mr. Littlefield remains in continuous employment with the company.
(3)	Represents restricted stock awards granted under our Omnibus Plan, which vest in three equal annual installments on December 1, 2015, 2016 and 2017.
(4)	Represents non-qualified stock options granted under our Omnibus Plan, which vest in three equal annual installments on December 1, 2015, 2016 and 2017.

(5)	Represents possible fiscal 2015 payments under our 162(m) Plan or EICP.
(6)	Represents a grant of restricted stock under our Omnibus Plan to Mr. Littlefield, which vest in equal installments on February 1, 2016, 2017 and 2018.
(7)	Represents a grant of non-qualified stock options under our Omnibus Plan to Mr. Littlefield, which vest in equal installments on February 1, 2016, 2017 and 2018.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements with Named Executive Officers

Employment Agreement with Christopher J. Littlefield

On October 6, 2014, we entered into an employment agreement with Mr. Littlefield pursuant to which Mr. Littlefield was appointed as our President, which agreement will be referred to herein as the “employment agreement.” In connection with his appointment as our Chief Executive Officer, on May 6, 2015, his employment agreement was amended and restated, which agreement will be referred to herein as the “amended employment agreement.”

The employment agreement did not have a fixed term and provided for compensation and benefits in the company’s sole discretion. Pursuant to the employment agreement Mr. Littlefield received an annual base salary of $500,000, a signing bonus of $250,000 in the form of restricted stock, which vested upon completion of one year of employment, and a number of Performance RSUs equal to $675,000 divided by the closing price of the company’s stock on October 6, 2014, or 32,036 Performance RSUs. The Performance RSUs will vest on September 30, 2016, provided that Mr. Littlefield remains in continuous employment by the company. The employment agreement provided that Mr. Littlefield will also participate in the company’s Omnibus Plan, the EICP, and the 162(m) Plan.

The amended employment agreement provides for a term ending on September 30, 2016, and will automatically renew each year for an additional one-year period unless either party provides prior written notice of non-renewal. Pursuant to the amended employment agreement, Mr. Littlefield’s annual base salary was increased from $500,000 to $800,000. For fiscal 2015, Mr. Littlefield was eligible for a target bonus opportunity of $625,000, and each year thereafter will be eligible for a target bonus opportunity of 100% of his base salary, although actual bonus levels may be more or less than the target based on company and individual performance. On May 11, 2015, pursuant to the terms of the amended employment agreement, Mr. Littlefield received equity grants of 27,033 shares of restricted stock and 24,084 stock options, each of which will vest in equal annual installments on the first three anniversaries of February 1, 2015. Pursuant to the terms of the amended employment agreement, on December 1, 2015, the company granted to Mr. Littlefield restricted stock with a grant date fair market value of $680,000 and stock options with a grant date fair market value of $120,000. In annual grant cycles following December 1, 2015, Mr. Littlefield will be eligible for an equity award target grant opportunity equal to 100% of his base salary, although actual grant levels may be more or less than the target based on company and individual performance. The December 1, 2015 grant will vest in equal installments over the first three anniversaries of the date of grant.

Under the amended employment agreement, we may terminate Mr. Littlefield’s employment at any time for “cause” and with two weeks’ written notice without “cause.” Mr. Littlefield may terminate his employment with 60 days written notice. Upon a termination by the company for “cause” or by Mr. Littlefield without “good reason,” Mr. Littlefield will be entitled to salary, accrued vacation time and any earned and unpaid bonuses through the termination date (the “Accrued Obligations”). Upon a termination by the company other than for “cause” or by Mr. Littlefield with “good reason” other than six months prior to or 18 months following a “change in control” (as defined in the Omnibus Plan), Mr. Littlefield will be entitled to receive: (i) the Accrued Obligations; (ii) a pro-rated portion of his target annual cash bonus for the year of termination, based on the number of days elapsed in the performance period prior to the date of termination and payable in a lump sum by January 31 of the year following the year of termination; and (iii) continued base salary and target bonus for twelve months.

Mr. Littlefield’s amended employment agreement provides that if, within six months prior to or 18 months following a change in control, he is terminated for “cause” or resigns with “good reason,” then he will be eligible to receive: (i) the Accrued Obligations; (ii) a pro-rated portion of his target annual cash bonus for the year of termination, based on the number of days elapsed in the performance period prior to the date of termination and payable in a lump sum by January 31 of the year following the year of termination; and (iii) an amount equal to the sum of two times his annual base salary and two times his target annual cash bonus, payable over 12 months following the date of termination.

Mr. Littlefield’s amended employment agreement further provides that if payments made to him, whether under his employment agreement or otherwise, would be subject to the excise tax imposed on “parachute payments” in accordance with Section 280G of the Code, then those payments will be reduced to the extent necessary such that no portion of the payments is subject to the excise tax, but only if the net amount of such payments, as so reduced, is greater than or equal to the net amount of such payments without such reduction.

Mr. Littlefield’s amended employment agreement generally defines “good reason” as (i) a material diminution in title, responsibilities or authorities; (ii) an assignment of duties that are materially inconsistent with his duties as the President and Chief Executive Officer of the company; (iii) any change in the reporting structure such that he no longer reports to the company’s Board; (iv) a relocation of his principal office or principal place of employment to a location that is outside the Des Moines, Iowa area; (v) a breach by the company of any material terms of the employment agreement; (vi) the company’s non-renewal of the employment agreement; or (vii) the failure of the company to obtain the assumption (in writing or by operation of law) of its obligations under the employment agreement by any successor to all or substantially all of its business or assets upon consummation of any merger, consolidation, sale, liquidation, dissolution or similar transaction.

Mr. Littlefield’s amended employment agreement generally defines “cause” as (i) his conviction of, indictment for, or entering a plea of nolo contendere to, any felony or any other act involving fraud, theft, misappropriation, dishonesty, or embezzlement; (ii) his commission of intentional and willful acts of misconduct that materially impair the goodwill or business of the company or causing material damage to its or their property, goodwill, or business; (iii) his willful refusal to, or willful failure to, perform in any material respect the duties under the employment agreement; or (iv) his being barred or prohibited from serving in the insurance industry or serving as an officer of the company.

Following any termination of employment, Mr. Littlefield will be subject to a 12-month non-solicitation covenant related to clients and independent marketing organizations of the company; a 12-month non-competition covenant; and an 18-month non-solicitation of employees covenant.

Mr. Launer’s Employment Agreement and Resignation Agreement

Mr. Launer resigned as our Chief Executive Officer on April 30, 2015. Prior to his resignation, his employment with us was governed by an employment agreement dated as of March 21, 2013. The employment agreement had an initial term commencing on May 1, 2013 and ending on April 30, 2014, provided that the agreement would automatically renew each year for an additional one-year period unless either party provides prior written notice of non-renewal. The employment agreement provided for an annual base salary of $700,000. During the initial term of the employment agreement, Mr. Launer was eligible for an annual target bonus opportunity in an amount equal to 100% of his base salary, depending on company and individual performance during the performance period. Except upon certain qualified terminations (as described below), Mr. Launer needed to be actively employed by the employer on the date the bonus is scheduled to be paid in order to receive the annual bonus.

Mr. Launer’s employment agreement also provided for future equity grants. For each additional term in which Mr. Launer was employed as of the first day of each additional term (May 1 of each year starting in 2014), Mr. Launer would be granted by the following December 31 stock options, restricted stock or both with a grant date fair market value of $700,000. Each equity grant would vest and become exercisable in equal annual installments on the first three anniversaries of the grant date.

Mr. Launer’s employment agreement also provided that if payments made to him, whether under his employment agreement or otherwise, would be subject to the excise tax imposed on “parachute payments” in accordance with Section 280G of the Code, then those payments would be reduced to the extent necessary such that no portion of the payments is subject to the excise tax, but only if the net amount of such payments, as so reduced, is greater than or equal to the net amount of such payments without such reduction.

Mr. Launer is subject to a non-competition covenant and a non-solicitation covenant for the six and 12 months after his resignation date of April 30, 2015 for the non-competition covenant and the non-solicitation covenant, respectively.

In light of Mr. Littlefield joining the company as President on October 6, 2014, Mr. Launer executed an amendment to his amended and restated employment agreement to change his title from President and Chief Executive Officer to Chief Executive Officer. In addition, this amendment provided for future equity grants from FGL in lieu of FGLH grants which would satisfy the original requirement for FGLH grants for each additional term in which Mr. Launer was employed by the employer as of the first day of each additional term with a grant date fair market value of $700,000. Each equity grant would vest and become exercisable in equal annual installments on the first three anniversaries of the grant date.

In connection with Mr. Launer’s resignation, and in recognition of Mr. Launer’s contributions to the company, we entered into the Omnibus Amendment with Mr. Launer pursuant to which Mr. Launer received a $300,000 one-time bonus payment, and the vesting for certain equity grants was accelerated to vest as of March 31, 2015. The grants that were accelerated pursuant to the Omnibus Amendment include the following: (i) 2,359 FGLH restricted stock units, (ii) 30,303 FGLH stock options, (iii) 32,861 shares of FGL restricted stock, (iv) 143,813 FGL stock options, (v) 44,949 Performance RSUs and (vi) 97,987 dividend equivalent units.

Employment Agreements with Messrs. Krishnan, O’Shaughnessy, Marhoun and Vigneau

In November 2013, we entered into an amended and restated employment agreement with each of Messrs. Krishnan and O’Shaughnessy. In addition, in November 2013, we entered into a new employment agreement with Mr. Marhoun. In January 2014, we entered into a new employment agreement with Mr. Vigneau. Entry into the amended and restated and new employment agreements was approved by our compensation committee in November 2013. Mr. Vigneau’s employment agreement was approved by our compensation committee in January 2014. The amended and restated employment agreements with each of Messrs. Krishnan and O’Shaughnessy and the new employment agreements with Messrs. Vigneau and Marhoun are referred to herein together as the “employment agreements.”

The employment agreements do not have a fixed term and provide for compensation and benefits at our sole discretion. Under the employment agreements, we may terminate the executive’s employment for “cause” at any time. Either we or the executive may terminate the executive’s employment (other than in cases of cause, death or disability) by giving the other party three months’ written notice. In the event that either party provides notice, for the duration of the three-month notice period, the executive will continue to receive the base salary that he received immediately prior to the notice and will continue to be eligible for benefits. Except as provided below, the executive will not be eligible for any bonus (either in full or pro rata) otherwise payable after the date on which notice is given, nor be eligible for any benefits after the termination date. Upon a termination of employment, the executive will have the right to elect continuation coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) at his expense.

Under any termination, the executive will be entitled to salary, accrued and unused vacation time and accrued benefits through the termination date. Upon a termination by us other than for “cause,” provided the executive signs and delivers, and does not revoke, a general release in a form acceptable to us, the executive will be entitled to receive the following severance benefits in a lump sum following the expiration of any revocation period in the release agreement: (i) severance payment equal to two weeks of base salary for every year of employment (counting service to the predecessor entity and its affiliates), subject to a minimum payment of, for Messrs. Vigneau, Krishnan, Marhoun and O’Shaughnessy, 26 weeks’ and a maximum payment of 52 weeks’ base salary; and (ii) if the executive properly elects COBRA coverage, we will make payments to the insurance provider equal to the amount due for the executive’s COBRA coverage payments for a period of time equal to the number of weeks of severance payments (or, if sooner, until the executive is eligible to receive health benefits under another medical plan).

Upon a termination for disability, the executive will receive a pro rata bonus for the period when the executive was performing his or her regular duties on a full-time basis. Upon the executive’s death, the executive’s estate shall be eligible to receive the executive’s bonus, if any, for the period up through the executive’s death (and in the event the executive’s death is prior to the end of a compensation year, the bonus will be prorated).

The employment agreements generally define “cause” as (i) the executive’s breach of his obligations under the employment agreement; (ii) the executive’s failure to perform duties assigned to him in a manner satisfactory to the company; (iii) the executive’s engagement in acts of dishonesty or moral turpitude, or any unlawful conduct; or (iv) the executive’s engagement in conduct that is likely to affect adversely the company’s business and/or reputation.

Under the employment agreements, during the executive’s employment and for 18 months following any termination of employment, the executive is subject to a non-solicitation covenant related to clients and employees. In addition, during employment and for six months following any termination of employment, each executive is subject to a non-competition restrictive covenant under the employment agreements.

Named Executive Officer Retention Agreements

On July 10, 2015, we entered into retention award agreements with Messrs. Krishnan, Marhoun, Vigneau and O’Shaughnessy. Mr. Littlefield is not a party to a retention award agreement. The retention award agreements provide that each of Messrs. Krishnan, Marhoun, Vigneau and O’Shaughnessy will receive an amount equal to his annual base salary in effect as of date of the agreement on the earlier to occur of (i) the first anniversary of the completion of a change in control transaction, assuming continued employment with the surviving entity or its subsidiaries through such date, or (ii) the date upon which such NEO is terminated without “cause” or resigns following the elimination of his or her position and is not offered “comparable employment” within 12 months following a change in control, as determined under the Fidelity & Guaranty Life 2015 Severance Plan (the “Severance Plan”). For a description of the Severance Plan, see “Potential Payments on Termination or Change in Control—2015 Severance Plan.”

Outstanding Equity Awards at Fiscal Year-End

In connection with our initial public offering completed in December 2013, we adopted the Omnibus Plan and began sponsorship of various other benefit plans and compensation arrangements for our executive officers. Prior to November 2013, our wholly owned subsidiary, FGLH, sponsored the employee benefit plans and compensation arrangements for our executives under the direction of FGLH’s board of directors and compensation committee.

The following table sets forth the outstanding company equity awards held by our NEOs at the end of fiscal 2015.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher J. Littlefield	—	8,823	(1)	24.87	12/1/2021	11,865	(2)	291,167	32,036	(3)	786,163
	—	24,084	(4)	20.88	5/11/2022	10,254	(5)	251,633	—		—
	—	—		—	—	27,033	(4)	663,390	—		—
Leland C. Launer, Jr.	70,833	—		24.87	12/31/2015	—		—	—		—
Rajesh Krishnan	4,714	9,428	(6)	17.00	12/12/2020	5,834	(7)	143,166	72,150	(8)	1,770,561
	—	5,148	(1)	24.87	12/1/2021	5,982	(5)	146,798	—		—
Eric L. Marhoun	2,652	5,304	(6)	17.00	12/12/2020	5,834	(7)	143,166	72,150	(8)	1,770,561
	—	5,148	(1)	24.87	12/1/2021	5,982	(5)	146,798	—		—
Dennis R. Vigneau	—	4,707	(1)	24.87	12/1/2021	5,469	(5)	134,209	72,150	(8)	1,770,561
John P. O’Shaughnessy	1,970	3,940	(6)	17.00	12/12/2020	4,334	(7)	106,356	72,150	(8)	1,770,561
	—	3,825	(1)	24.87	12/1/2021	4,443	(5)	109,031	—		—

(1)	Represents non-qualified stock options granted under our Omnibus Plan, which vest in three equal annual installments on December 1, 2015, 2016 and 2017.
(2)	Represents restricted stock granted to Mr. Littlefield on October 6, 2014 as a signing bonus, in connection with his appointment as the company’s President, which vested on October 6, 2015.
(3)	Represents Performance RSUs granted to Mr. Littlefield, which vest only if performance criteria are met with respect to the fiscal years ending 2015 and 2016.
(4)	Represents a grant of non-qualified stock options and restricted stock under our Omnibus Plan to Mr. Littlefield, which vest in equal installments on February 1, 2016, 2017 and 2018.
(5)	Represents restricted stock awards granted under our Omnibus Plan, which vest in three equal annual installments on December 1, 2015, 2016 and 2017.
(6)	Represents non-qualified stock options granted under our Omnibus Plan, which vest in three equal annual installments on December 12, 2014, 2015 and 2016.
(7)	Represents restricted stock awards granted under our Omnibus Plan, which vest in three equal annual installments on December 12, 2014, 2015 and 2016.
(8)	Represents Performance RSUs, which vest only if performance criteria are met with respect to the fiscal years ending 2014, 2015 and 2016.

The following table sets forth the outstanding FGLH legacy plan awards held by our NEOs at the end of fiscal 2015. Such awards now all settle in cash.

FGLH Option Awards							FGLH Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher J. Littlefield	—		—		—	—	—		—	—	—
Leland C. Launer, Jr.	—		—		—	—	—		—	—	—
Rajesh Krishnan	—		2,565	(1)	49.45	12/31/2019	1,132	(3)	138,127	—	—
Eric L. Marhoun	5,000	(2)	—		38.14	11/2/2018	788	(3)	96,152	—	—
	3,214	(1)	1,786	(1)	49.45	12/31/2019	—		—	—	—
Dennis R. Vigneau	—		—		—	—	—		—	—	—
John P. O’Shaughnessy	—		2,110	(1)	49.45	12/31/2019	931	(3)	113,601	—	—

(1)	Represents options in respect of shares of Class B common stock of FGLH granted on January 29, 2013, which vest in three equal annual installments on December 31, 2013, 2014 and 2015.
(2)	Represents options in respect of shares of Class A common stock of FGLH granted on November 2, 2011, which vest in three equal annual installments on November 2, 2012, 2013 and 2014.
(3)	Represents restricted shares of Class B common stock of FGLH granted on January 29, 2013 and which vest ratably on December 31, 2014 and December 31, 2015.

Option Exercises and Stock Vested

The option exercise and award vesting events that occurred in fiscal 2015 are shown in the tables below:

FGL Option Awards			FGL Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Leland C. Launer, Jr.	109,470	935,001	40,974	896,720
Rajesh Krishnan	—	—	1,880	71,933
Eric L. Marhoun	—	—	1,880	71,933
Dennis R. Vigneau	—	—	—	—
John P. O’Shaughnessy	—	—	1,396	53,438

The value realized on exercise or vesting of awards issued under the FGLH legacy plans, which now all settle in cash, appears below.

FGLH Option Awards			FGLH Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Leland C. Launer, Jr.	—	6,333,904	—	243,449
Rajesh Krishnan	—	628,085	—	129,047
Eric L. Marhoun	—	291,937	—	89,911
Dennis R. Vigneau	—	—	—	—
John P. O’Shaughnessy	—	338,942	—	106,341

Pension Benefits

We do not provide any defined benefit plans to our NEOs.

Nonqualified Deferred Compensation

The following table provides information concerning the nonqualified deferred compensation of each of the participating NEOs in the Executive Nonqualified Deferred Compensation Plan of Fidelity & Guaranty Life Holdings, Inc. (the “Deferred Compensation Plan”) as of September 30, 2015.

Name	Aggregate Balance at Beginning of Last Fiscal Year ($)	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Christopher J. Littlefield	—	—	—	—	—	—
Leland C. Launer, Jr.	—	—	—	—	—	—
Rajesh Krishnan	195,052	20,192	—	(3,061)	—	212,183
Eric L. Marhoun	141,096	8,077	—	(2,425)	—	146,747
Dennis R. Vigneau	—	—	—	—	—	—
John P. O’Shaughnessy	110,360	6,500	—	992	—	117,853

(1)	Amounts reported in this column are included in the Summary Compensation Table in the “Salary” and “Non-Equity Incentive Plan Compensation” columns for fiscal 2015.
(2)	Contributions have not been made by the company after fiscal 2013.
(3)	Amounts reported in this column are not reported as compensation in the Summary Compensation Table.

The Deferred Compensation Plan permits our participating NEOs and certain other employees to elect to defer up to 50% of their base salary and up to 100% of any performance-based non-equity incentive plan compensation. Any deferral elections are made under the Deferred Compensation Plan pursuant to a participation agreement with the NEO. We have eliminated the annual discretionary grant to each active participating NEO effective January 2013. Past employer contributions vest 20% for each year of service and are fully vested after five years of service. Deferred amounts and employer contributions are contributed to individual accounts in the FGLH Executive Deferred Compensation Plan Trust. The participants self-direct the notional investment of deferred contribution accounts in investment funds from a selection made available by our retirement committee.

The vested balance of the deferred compensation accounts will be distributed to each participating NEO upon his or her death, disability or separation from service (including retirement). Participants may elect upon initial enrollment to have accounts distributed upon a change in control event, although none of our NEOs have so elected. In-service hardship and education account withdrawals are permitted under the plan with respect to participant deferrals and employer credits.

Potential Payments upon Termination or Change in Control

Effect of Termination or Change in Control under the Employment Agreements

For a description of the potential payments upon a termination pursuant to the employment agreements with our NEOs, see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements with Named Executive Officers.”

Effect of Termination or Change in Control on Company Options

Termination of Employment. Under the grant agreements, upon termination of employment for any reason other than for “cause” (as defined in the grant agreements), non-vested options are forfeited, and vested options remain exercisable for up to 30 days. Upon termination of employment for cause, all unexercised options, whether vested or nonvested, are forfeited.

Change in Control. Upon a proposed “change in control” (as defined in the Omnibus Plan), the plan provides that the compensation committee shall take such action as it deems appropriate and equitable to effectuate the purposes of the plan and to protect participants, which action may include, without limitation, any one or more of the following to the extent permitted by Section 409A of the Code: (i) acceleration of vesting; (ii) acceleration or change of the exercise and/or expiration dates of any award to require that settlement be made, if at all, prior to the change in control; (iii) cancellation of any award upon payment to the holder in cash of the fair market value of the stock subject to such award as of the date of (and, to the extent applicable, as established for purposes of) the change in control, less the aggregate exercise price, if any, of the award; and (iv) in any case where equity securities of another entity are proposed to be delivered in exchange for or with respect to stock of the company, arrangements to have such other entity replace the awards granted under the Omnibus Plan with awards with respect to such other securities, with appropriate adjustments in the number of shares subject to, and the exercise prices under, the award.

The grant agreements provide that no cancellation, acceleration, vesting, lapse of restrictions or other payments shall occur in connection with a change in control if the compensation committee determines that the options will be honored or assumed, or materially similar (or more favorable) new awards will be granted, in connection with the change in control. If the compensation committee determines that the options will not be honored or assumed, and materially similar (or more favorable) awards will not be granted, in connection with the change in control, then the outstanding nonvested options shall vest, and all outstanding options shall remain exercisable for 30 days following the change in control, unless the compensation committee decides to cash out the options (based on the current spread) or take other actions permitted by the plan (as described above). If an amount payable would result in imposition of the excise tax under Section 4999 of the Code, then the payment shall be reduced in order to provide the maximum after-tax benefit to the grantee.

Effect of Termination or Change in Control on Company Restricted Stock

Termination of Employment. Under the grant agreements, upon termination of employment for any reason, nonvested restricted stock is forfeited.

Change in Control. Upon a proposed “change in control” (as defined in the Omnibus Plan), the plan provides that the compensation committee shall take such action as it deems appropriate and equitable to effectuate the purposes of the plan and to protect participants, which action may include, without limitation, any one or more of the following to the extent permitted by Section 409A of the Code: (i) acceleration of vesting; (ii) acceleration or change of the exercise and/or expiration dates of any award to require that settlement be made, if at all, prior to the change in control; (iii) cancellation of any award upon payment to the holder in cash of the fair market value of the stock subject to such award as of the date of (and, to the extent applicable, as established for purposes of) the change in control, less the aggregate exercise price, if any, of the award; and (iv) in any case where equity securities of another entity are proposed to be delivered in exchange for or with respect to stock of the company, arrangements to have such other entity replace the awards granted under the Omnibus Plan with awards with respect to such other securities, with appropriate adjustments in the number of shares subject to, and the exercise prices under, the award.

The grant agreements provide that no acceleration of vesting shall occur in connection with a change in control if the compensation committee determines that the restricted stock agreements will be honored or assumed, or materially similar (or more favorable) new awards will be granted, in connection with the change in control. If the compensation committee determines that the restricted stock agreements will not be honored or assumed, and materially similar (or more favorable) awards will not be granted in connection with the change in control, then the outstanding restricted stock shall vest. If an amount payable would result in imposition of the excise tax under Section 4999 of the Code, then the payment shall be reduced in order to provide the maximum after-tax benefit to the grantee.

Effect of Termination or Change in Control on Company Performance RSUs

Termination of Employment. Under the grant agreements, upon termination of employment due to death or “disability” (as defined in the grant agreements), Performance RSUs are forfeited unless the compensation committee, in its discretion, provides for accelerated vesting in full or in part. Upon involuntary termination of employment without “cause” (as defined in the grant agreements), the portion of the Performance RSUs pertaining to fiscal years before termination of employment become vested, and the remainder of the Performance RSUs are forfeited. Upon voluntary termination of employment or termination for cause, nonvested Performance RSUs are forfeited.

Change in Control. Upon a proposed “change in control” (as defined in the Omnibus Plan), the plan provides that the compensation committee shall take such action as it deems appropriate and equitable to effectuate the purposes of the plan and to protect participants, which action may include, without limitation, any one or more of the following to the extent permitted by Section 409A of the Code: (i) acceleration of vesting; (ii) acceleration or change of the exercise and/or expiration dates of any award to require that settlement be made, if at all, prior to the change in control; (iii) cancellation of any award upon payment to the holder in cash of the fair market value of the stock subject to such award as of the date of (and, to the extent applicable, as established for purposes of) the change in control, less the aggregate exercise price, if any, of the award; and (iv) in any case where equity securities of another entity are proposed to be delivered in exchange for or with respect to stock of the company, arrangements to have such other entity replace the awards granted under the Omnibus Plan with awards with respect to such other securities, with appropriate adjustments in the number of shares subject to, and the exercise prices under, the award.

The grant agreements provide that if an amount payable would result in imposition of the excise tax under Section 4999 of the Code, then the payment shall be reduced in order to provide the maximum after-tax benefit to the grantee.

Effect of Termination or Change in Control on FGLH Options

Termination of Employment. In the case of a termination for “cause” (as defined in the applicable FGLH stock incentive plan), the optionee’s unvested and vested FGLH stock options will be canceled as of the effective date of the termination. For our NEOs who hold FGLH options, upon a termination of employment by us other than for “cause” (as defined in the executive’s employment agreement, or, in the absence of an employment agreement, by the applicable FGLH stock incentive plan), any unvested FGLH options granted on November 2, 2011 will immediately vest as of the effective date of the termination, and any unvested FGLH options granted on January 29, 2013 will be immediately forfeited and canceled; upon any other termination of employment (including by reason of death, disability or a voluntary resignation), all unvested FGLH options will be immediately forfeited and canceled. All vested FGLH options (including as a result of accelerated vesting described above) will be settled in cash following the next scheduled valuation date of FGLH. In the event the aggregate exercise price of the vested FGLH options equals or exceeds the fair market value of the common stock underlying the options, the underwater vested options will be terminated without payment.

Change in Control. If FGLH experiences a “change in control” (as defined in the applicable FGLH stock incentive plan), any outstanding FGLH options will accelerate and be canceled in exchange for a cash payment equal to the change-in-control price per share minus the exercise price of the applicable FGLH option, unless the compensation committee determines to allow alternative awards in lieu of acceleration and payment or to provide for alternative treatment of the options.

Effect of Termination or Change in Control on FGLH Restricted Stock and Restricted Stock Units

Termination of Employment. Upon a termination for any reason, any unvested restricted shares of FGLH stock or restricted stock units held by a NEO will be immediately forfeited and canceled.

Change in Control. In the event of a change in control of FGLH, any restricted shares of FGLH stock or restricted stock units will immediately vest and be settled as set forth in the applicable FGLH stock incentive plan, unless the compensation committee decides to allow alternative awards in lieu of acceleration and payment or to provide for alternative treatment of the awards.

Effect of Termination or Change in Control on Dividend Equivalents

Termination of Employment. If an executive’s employment terminates for any reason, (i) any dividend equivalents held by a participant that have not vested on or before the termination date will be forfeited and terminate immediately and (ii) any vested dividend equivalents on the termination date will be settled such that we will deliver to the executive a payment in cash equal to the amount of the dividend equivalent on or as soon as practicable following the termination date. Upon settlement, the dividend equivalent will immediately terminate.

Change in Control. In the event of a change in control of FGLH (as defined in the applicable dividend equivalent plan), unless the compensation committee determines otherwise, if the applicable minimum “net dividend value” has been achieved, all outstanding dividend equivalents will vest immediately prior to the change in control and be settled such that FGLH will deliver to the executive a payment in cash equal to the amount of the dividend equivalent on or as soon as practicable following the vesting date. “Net Dividend Value” means the aggregate value of cash dividends declared and paid by FGLH to HRG (including for this purpose Indebtedness Repayments) minus the aggregate value of all cash contributions from HRG to FGLH in a particular period. “Indebtedness Repayments” means payments made to HRG for repayment of indebtedness with the value per share of common stock determined by dividing such loan repayment amount by the number of outstanding shares of Class A and Class B common stock. With respect to the dividend equivalents granted under the FGLH 2012 Dividend Equivalent Plan only, unless otherwise determined by the compensation committee, the dividend equivalents will immediately vest upon a change in control without regard to any performance vesting criteria.

Effect of Termination or Change in Control on Nonqualified Deferred Compensation

For any participating NEO in our deferred compensation plan, the vested balance of the deferred compensation accounts will be distributed upon death, disability or separation from service, and, if elected upon initial enrollment, upon a change-in-control event. None of our participating NEOs have elected to have vested account balances distributed upon a change-in-control event without a separation from service. For more information on our nonqualified deferred compensation plan, see the narrative description entitled “—Nonqualified Deferred Compensation.”

2015 Severance Plan

On June 16, 2015, the compensation committee authorized amendments to the company’s severance benefit policies, including the adoption of the Severance Plan. Under the terms of the Severance Plan, Messrs. Krishnan, Marhoun, Vigneau and O’Shaughnessy are eligible to receive severance payments and benefits if, within 12 months following a change in control, (a) the NEO is terminated without “cause” or (b) the NEO’s position is eliminated, the NEO is not offered “comparable employment” and the NEO voluntarily terminates employment as a result. Upon such a qualifying termination of employment, the NEO will generally be eligible to receive: (i) a lump sum payment equal to the sum of (x) 52 weeks of the NEO’s base salary, (y) the NEO’s target annual cash bonus and (z) a pro-rated portion of the NEO’s target annual cash bonus for the year of termination, based on the number of days elapsed in the performance period prior to the date of termination, generally payable in a lump sum within approximately four weeks after the NEO returns a release of claims to the company; and (ii) subsidized health and medical insurance coverage under COBRA for 52 weeks following the date of termination.

The Severance Plan provides that if payments made to Messrs. Krishnan, Marhoun, Vigneau and O’Shaughnessy, whether under the Severance Plan or otherwise, would be subject to the excise tax imposed on “parachute payments” in accordance with Section 280G of the Code, then those payments will be reduced to the extent necessary such that no portion of the payments is subject to the excise tax, but only if the net amount of such payments, as so reduced, is greater than or equal to the net amount of such payments without such reduction.

For purposes of the Severance Plan, “cause” has the meaning set forth in the individual NEO’s employment agreement with the company, under which cause generally means: (i) breach of the executive officer’s obligations under his or her employment agreement; (ii) failure to perform duties in a manner satisfactory to the company, subject to the obligation of the company to provide the executive officer with prior notice providing reasonable detail of the bases for the unsatisfactory performance and an opportunity to correct the performance deficiencies; (iii) engaging in acts of dishonesty or moral turpitude, or any unlawful conduct; or (iv) engaging in conduct that is likely to affect adversely the business and or reputation of the company.

For purposes of the Severance Plan, “comparable employment” generally means: (i) a reduction in base salary by of more than fifteen percent; (ii) a reduction in target annual bonus of more than fifteen percent; and (iii) a relocation of primary worksite, which is more than 50 miles from the primary worksite at the time of the change in control.

Mr. Littlefield is not eligible to participate in the Severance Plan and any payments or benefits that may be provided to him upon a termination of employment will be determined solely in accordance with the terms of his employment agreement, which is discussed above, under “Employment Agreements with Named Executive Officers – Employment Agreement with Christopher J. Littlefield.”

Named Executive Officer Retention Award Agreements

For a description of the treatment of the retention awards entered into with Messrs. Krishnan, Marhoun, Vigneau and O’Shaughnessy in connection with a change in control, see “Employment Agreements with Named Executive Officers – Named Executive Officer Retention Award Agreements.” Mr. Littlefield is not a party to a retention agreement.

Potential Payments Table

The following table sets forth the estimated amount of compensation each of our NEOs would receive under the termination or change in control situations, as applicable, discussed above. The table assumes that such termination or change in control event occurred on September 30, 2015. The table excludes (i) amounts accrued through the termination date that would be paid in the normal course of continued employment, such as accrued but unpaid salary, (ii) vested account balances under our 401(k) plan that are generally available to all of our employees and (iii) except as indicated in the footnotes below, any post-employment benefit that is available to all of our employees and does not discriminate in favor of our NEOs. In the case of a change in control situation, we assume that the vesting of all options, restricted stock, Performance RSUs and dividend equivalents will be accelerated, even though our compensation committee has the discretion to provide for alternative treatment of the awards upon a change in control.

Name(1)	Termination Trigger	Severance (Salary) (2)	Severance (Bonus) (3)	Equity & Dividend Equivalent Vesting (4)	Nonqualified Deferred Compensation (5)	Other Benefits (6)	Total
Christopher J. Littlefield	Involuntary termination w/o cause (10)	$800,000	$1,200,000	$393,082	—	$27,395	$2,420,476
	Voluntary termination	—	—	—	—	3,385	3,385
	Retirement (7)(8)	—	—	—	—	—	—
	Death (7)	—	1,200,000	—	—	3,385	1,203,385
	Disability (7)	—	1,200,000	—	—	3,385	1,203,385
	Change in control (9)	1,600,000	2,400,000	2,080,501	—	39,400	6,119,900
Leland C. Launer, Jr.	Involuntary termination w/o cause	—	—	—	—	—	—
	Voluntary termination	—	—	—	—	—	—
	Retirement(7)(8)	—	—	—	—	—	—
	Death (7)	—	—	—	—	—	—
	Disability (7)	—	—	—	—	—	—
	Change in control (9)	—	—	—	—	—	—
Rajesh Krishnan	Involuntary termination w/o cause	175,000	—	1,361,096	212,183	6,936	1,755,216
	Voluntary termination	—	—	35,544	212,183	—	247,727
	Retirement (7)(8)	—	—	—	—	—	—
	Death (7)	—	262,500	—	212,183	—	474,683
	Disability (7)	—	262,500	—	212,183	—	474,683
	Change in control (9)	350,000	525,000	2,534,842	—	13,873	3,423,715
Eric L. Marhoun	Involuntary termination w/o cause	175,000	—	1,998,189	146,747	20,759	2,340,694
	Voluntary termination	—	—	672,636	146,747	11,308	830,691
	Retirement (7)(8)	—	—	—	—	—	—
	Death (7)	—	262,500	—	146,747	—	409,247
	Disability (7)	—	262,500	—	146,747	11,308	420,555
	Change in control (9)	350,000	525,000	2,381,253	—	30,209	3,286,462
Dennis R. Vigneau	Involuntary termination w/o cause	220,000	—	1,325,553	—	27,270	1,572,822
	Voluntary termination	—	—	—	—	15,265	15,265
	Retirement (7)(8)	—	—	—	—	—	—
	Death (7)	—	220,000	—	—	—	220,000
	Disability (7)	—	220,000	—	—	15,265	235,265
	Change in control (9)	440,000	440,000	1,904,770	—	39,275	2,824,045
John P. O’Shaughnessy	Involuntary termination w/o cause	162,500	—	1,340,406	117,853	14,530	1,635,289
	Voluntary termination	—	—	14,854	117,853	2,525	135,232
	Retirement (7)(8)	—	—	—	—	—	—
	Death (7)	—	195,000	—	117,853	—	312,853
	Disability (7)	—	195,000	—	117,853	2,525	315,378
	Change in control (9)	325,000	390,000	2,347,350	—	26,535	3,088,885

(1)	Entitlements in this table for each event are as set forth in (i) employment agreements in effect as of the relevant date; (ii) retention agreements entered into with Messrs. Krishnan, Marhoun, Vigneau and O’Shaughnessy; (iii) the Omnibus Plan and FGLH legacy plans; and (iv) participation agreements under the Deferred Compensation Plan.
(2)	Under the terms of the employment agreements with the other NEOs, severance pays out in a lump sum. Amounts payable in this column are subject to the executive executing and not revoking a release of claims against the company. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements with Named Executive Officers.”
(3)	Amounts in this column include, if provided in an employment agreement with the NEO, a pro rata bonus for the year of termination upon certain types of terminations.
(4)	For certain qualifying terminations and a change-in-control event, (i) the value of stock options is calculated by multiplying the number of vested options (including any unvested options that would accelerate on a qualifying termination or change-in-control event) by the excess of the fair market value of the underlying common stock on September 30, 2015 over the applicable exercise price per share and (ii) the value of restricted stock is calculated based on the fair market value of the underlying common stock on September 30, 2015. On September 30, 2015, the fair market value of a share of our common stock was $24.54 and the fair market value of a share of FGLH common stock was $122.02. The following table details the valuations of the outstanding unvested equity awards determined using the fair market value of the applicable stock on September 30, 2015 for qualifying terminations and/or a change in control event, assuming the accelerated vesting of all unvested awards:

Name	Company Stock Options	Company Restricted Stock Awards	Company Performance RSUs	FGLH Stock Options	FGLH Restricted Stock
Christopher J. Littlefield	88,147	1,206,190	786,163	N/A	N/A
Leland C. Launer, Jr.	0	0	1,103,048	N/A	N/A
Rajesh Krishnan	71,087	289,965	1,770,561	186,142	138,127
Eric L. Marhoun	39,992	289,965	1,770,561	129,610	96,152
Dennis R. Vigneau	0	134,209	1,770,561	N/A	N/A
John O’Shaughnessy	29,708	215,388	1,770,561	153,123	113,601

The following table details the estimated valuations of the unvested FGLH dividend equivalent awards on September 30, 2015 for a change in control event, assuming the accelerated vesting of the awards:

Name	Value
Leland C. Launer, Jr.	N/A
Rajesh Krishnan	$78,961
Eric L. Marhoun	$54,974
Dennis R. Vigneau	N/A
John O’Shaughnessy	$64,970

(5)	For any participating NEO, the vested balance of the deferred compensation accounts will be distributed upon death, disability or separation from service.
(6)	Amounts include any accrued vacation as of September 30, 2015, which would be paid out upon a termination. For Messrs. Krishnan, and O’Shaughnessy, this amount also includes payments by us to the insurance provider equal to the amount due for COBRA coverage payments for a period of time equal to the number of weeks of severance payments.
(7)	Our stock incentive plans and dividend equivalent plans do not provide for accelerated vesting on death, disability or retirement.
(8)	As of September 30, 2015, none of our NEOs were retirement eligible.
(9)	In the case of a change in control, we assume that the vesting of all options, restricted stock, Performance RSUs and dividend equivalents will be accelerated, although our compensation committee has the discretion to provide for alternative treatment of the awards.
(10)	Amounts include severance under our general severance policy, which is available to all of our employees (who are not otherwise party to an employment agreement) and does not discriminate in favor of our NEOs. Our general severance policy is a discretionary policy that provides for a lump sum severance payment equal to two weeks’ base salary for each full year of continuous service, with a minimum payment of four weeks’ base salary upon an involuntary termination as a result of position elimination or restructuring.

Director Compensation

The following table provides summary information concerning compensation paid or accrued by us to our directors for services rendered to us during fiscal 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)		Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Omar M. Asali	26,758	138,705		11,246	—	—	—	176,709
William J. Bawden	73,751	89,949		11,246	—	—	—	174,946
James M. Benson	75,000	63,717		11,246	—	—	—	149,963
Kostas Cheliotis	65,000	905,317	(4)	11,246	—	—	—	981,563
Philip J. Gass	72,500	2,463,717	(4)	11,246	—	—	—	2,547,463
Kevin J. Gregson	105,000	78,676		11,246	—	—	—	194,922
Leland C. Launer, Jr.	50,000	63,717		11,246	—	—	—	124,963
Christopher J. Littlefield	—	—		—	—	—	—	0
William P. Melchionni	122,500	71,186		11,246	—	—	—	204,932
Joseph S. Steinberg	53,379	—		—	—	—	—	53,379
L. John H. Tweedie	90,000	63,717		11,246	—	—	—	164,963
Thomas A. Williams	3,750	138,705		11,246	—	—	—	153,701

(1)	Represents the grant of restricted stock awards during fiscal 2015 under the Omnibus Plan. The amounts reported in this column are based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Information on the assumptions used to calculate the value of these awards is set forth in Note 12 to our audited consolidated financial statements in our Original 10-K, which are incorporated by reference herein.

The aggregate number of unvested shares of restricted stock outstanding at the end of fiscal 2015 held by those who served as directors during fiscal 2015 was as follows:

Name	Number of Shares of Restricted Stock
Omar M. Asali	5,062
William J. Bawden	5,062
James M. Benson	2,562
Kostas Cheliotis	—
Philip J. Gass	—
Kevin J. Gregson	5,062
Leland C. Launer, Jr.	—
Christopher J. Littlefield	49,152
William P. Melchionni	5,062
Joseph S. Steinberg	—
L. John H. Tweedie	5,062
Thomas A. Williams	5,062

(2)	For fiscal 2015, the directors had the option to elect their cash compensation be paid in shares of our common stock. Messrs. Asali, Bawden, Gregson, Melchionni and Williams have acquired 3,559, 1,245, 711, 355 and 3,559 shares of our common stock, respectively, in lieu of cash compensation.

(3)	Represents the grant of stock options during fiscal 2015 under the Omnibus Plan. The amounts reported in this column are based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Information on the assumptions used to calculate the value of these awards is set forth in Note 12 to our audited consolidated financial statements in our Original 10-K, which are incorporated by reference herein.

(4)	Mr. Gass received a special award of 100,000 shares of our restricted stock on November 18, 2014, and Mr. Cheliotis received a special award of 40,000 shares of our restricted stock on February 11, 2015. The awards were granted in recognition of past contributions relating to the strategy and success of the company, and as an incentive toward driving the value of the company going forward. Pursuant to the terms of the grants, which provide for accelerated payment for the settlement of tax obligations relating to the awards, on March 18, 2015, 52,000 shares of the total 100,000 shares were paid out to Mr. Gass and 21,000 shares of the total 40,000 shares were paid out to Mr. Cheliotis. The remaining shares will be paid out according to the following schedule: 20% on the first anniversary of the grant, 50% on the second anniversary of the grant, and 30% on the third anniversary of the grant.

The aggregate number of unexercised stock options outstanding at the end of fiscal 2015 held by those who served as directors during fiscal 2015 was as follows:

Name	Number of Stock Options
Omar M. Asali	5,613
William J. Bawden	5,613
James M. Benson	2,205
Kostas Cheliotis	1,136
Philip J. Gass	1,136
Kevin J. Gregson	5,613
Leland C. Launer, Jr.	70,833
Christopher J. Littlefield	32,097
William P. Melchionni	5,613
Joseph S. Steinberg	—
L. John H. Tweedie	5,613
Thomas A. Williams	5,613

Our board of directors is compensated according to the rates set forth in the following table:

Annual Cash Retainer for Non-Employee Directors[1]	Additional Annual Cash Retainers	Annual Cash Award for Non-Employee Directors[2]	Other
$75,000	• Chairman - $30,000	$25,000	Reimbursement for out-of-pocket expenses in connection with meetings, board duties, etc.
	• Audit Committee Chair - $25,000
	• Other Committee Chair - $25,000
	• Committee Members - $15,000

(1)	Mr. Launer, our former Chief Executive Officer and Director, was eligible to participate in director compensation along with our non-employee directors prior to his resignation from the board on March 31, 2015.
(2)	Represents a one-time cash payment of $25,000 to be made in lieu of the $75,000 stock awards made in fiscal 2014, which were subject to a three year vesting period.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY

COMPENSATION PLANS

The following table presents information as of September 30, 2015, regarding our securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	869,477	$21.60	1,336,488
Equity compensation plans not approved by security holders(2)	7,952	$17.00	0

Total	877,429	$21.60	1,336,488

(1)	Represents securities issued or issuable under our Omnibus Plan. The outstanding securities consist of options for the purchase of 309,464 shares and 560,013 Performance RSUs. The weighted-average exercise price does not take into account the Performance RSUs.
(2)	Consists of options granted to compensation committee members outside our Omnibus Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

For fiscal 2015, our compensation committee initially consisted of Messrs. Cheliotis, Gregson and Melchionni. Following Mr. Cheliotis’ resignation from our board of directors in March 2015, Messrs. Asali and Steinberg were appointed to the compensation committee. Except as described below, during fiscal 2015, no member of the compensation committee served as an officer or employee of the company or any of its subsidiaries. In addition, except as described below, during fiscal 2015, no executive officer of the company served as a director or as a member of the compensation committee of a company (i) one of whose executive officers served as a director or as a member of the compensation committee of our company or (ii) which employed a director of our company. Mr. Launer, our former Chief Executive Officer, served for part of fiscal 2015 on the board of directors of FSRCI, a company for which Mr. Cheliotis, a member of our board of directors and compensation committee, was, prior to March 2015, an executive officer. Mr. Steinberg is the Chairman of the board of directors of HRG Group, Inc. (“HRG”), and as such, may have a direct or indirect interest in certain related party transactions involving HRG or its affiliates. See “Certain Relationships and Related Transactions and Director Independence.”

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this report with our management. Based on that review and discussion, our compensation committee recommended to our board that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE

/s/ Omar M. Asali
/s/ Kevin J. Gregson
/s/ William P. Melchionni
/s/ Joseph S. Steinberg

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 19, 2016, unless otherwise noted, by (a) each person who is known to us to own beneficially more than 5% of our common stock, (b) each director and nominee for director, (c) each named executive officer and (d) the directors and executive officer as a group. The table lists voting securities, including restricted stock held by our directors and executive officers over which they have sole voting power but no investment power. Otherwise, except to the extent noted below, each person identified below has sole voting and investment power over the shares reported. Except as otherwise noted below, we know of no agreements among our stockholders which related to voting or investment power with respect to our common stock and none of the stated shares have been pledged as a security.

Name and Address of Beneficial Owner (1)	Beneficial Ownership(1)		Percent of Class(2)
HRG Group, Inc	47,000,000	(3)	80.4%
FS Holdco II, Ltd	47,000,000	(3)	80.4%
Omar M. Asali	12,878	(4)(5)	*
William Bawden	16,773	(4)(5)	*
James M. Benson	3,297	(5)	*
Kevin Gregson	12,435	(4)(5)	*
Leland C. Launer, Jr	221,277	(4)(5)	*
Christopher J. Littlefield	115,795	(5)	*
William Melchionni	12,032	(4)(5)	*
Joseph S. Steinberg	0		*
L. John H. Tweedie	21,337	(4)(5)	*
Thomas W. Williams	24,903	(4)(5)	*
Rajesh Krishnan	23,857	(4)(5)	*
Eric L. Marhoun	18,733	(4)(5)	*
John P. O’Shaughnessy	14,090	(4)(5)	*
Dennis R. Vigneau	7,038	(5)	*
All current directors and executive officers as a group (18 persons)	273,154	(6)	*

*	Indicates less than 1% of our outstanding common stock.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Securities “beneficially owned” by a person may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days. The same shares may be beneficially owned by more than one person. Unless otherwise noted below, the address of each beneficial owner listed in the table is Two Ruan Center, 601 Locust Street, 14th Floor, Des Moines, IA 50309.

(2)	Percentage of beneficial ownership is based on 58,691,200 shares outstanding as of December 15, 2014. Shares issuable pursuant to options are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person.

(3)	Based solely on a Schedule 13D/A filed with the SEC on April 8, 2015 by HRG, and FS Holdco II Ltd., a Delaware corporation and a wholly owned subsidiary of HRG (“FSH”, collectively, the “Reporting Persons”). The shares reported in the Schedule 13D/A are directly held by FSH. HRG does not directly own any of our company’s securities. However, as a result of FSH being the wholly owned subsidiary of HRG, HRG may be deemed to beneficially own our company’s securities directly owned by FSH. Each of the Reporting Persons specifically disclaims beneficial ownership in the shares reported herein except to the extent it or he actually exercises voting or dispositive power with respect to such shares. As of April 8, 2015, HRG may be deemed to be the beneficial owner of 47,000,000 shares, constituting 80.4% of the outstanding Shares. HRG has the sole power to vote or direct the vote of none of the shares; has the shared power to vote or direct the vote of 47,000,000 shares; has sole power to dispose or direct the disposition of none of the shares; and may be deemed to have shared power to dispose or direct the disposition of 47,000,000 shares. As of April 8, 2015, FSH may be deemed to be the beneficial owner of 47,000,000 shares, constituting 80.4% of the outstanding shares. FSH has the sole power to vote or direct the vote of 47,000,000 of the shares and has sole power to dispose or direct the disposition of 47,000,000 of the shares. Each of the Reporting Persons specifically disclaims beneficial ownership in the shares reported herein except to the extent it actually exercises voting or dispositive power with respect to such shares. The address of the Reporting Persons is 450 Park Avenue, 29th Floor, New York, New York 10022.

(4)	Includes shares purchasable by the named person upon the exercise of options granted under our Omnibus Plan: Omar M. Asali (3,007 shares); William Bawden (3,007 shares); James Benson (735 shares); Kevin J. Gregson (3,007 shares); Christopher J. Littlefield (10,969 shares); William P. Melchionni (3,007 shares); L. John H. Tweedie (3,007 shares); Thomas A. Williams (3,007 shares); Rajesh Krishnan (12,713 shares); Eric L. Marhoun (7,020 shares); John P. O’Shaughnessy (11,845 shares); and Dennis Vigneau (1,569 shares).

(5)	Includes shares of restricted stock issued to the named person granted under our Omnibus Plan: Omar M. Asali (2,958 shares); William Bawden (2,958 shares); James M. Benson (1,708 shares); Kevin J. Gregson (2,958 shares); Christopher J. Littlefield (60,275); William P. Melchionni (2,958 shares); L. John H. Tweedie (2,958 shares); Thomas A. Williams (2,958 shares); Rajesh Krishnan (6,905 shares); Eric L. Marhoun (6,905 shares); John P. O’Shaughnessy (5,129 shares); and Dennis R. Vigneau (3,646 shares).

(6)	Includes 125,197 shares of restricted stock and 77,955 shares which directors and executive officers have the right to acquire upon the exercise of stock options granted under our Omnibus Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements with directors and executive officers described above in the section entitled “Executive Compensation,” the following is a description of each transaction since October 1, 2014 and each currently proposed transaction in which (i) we have been or are to be a participant, (ii) the amount involved exceeded or will exceed $120,000 and (iii) any of our directors, nominees for director, executive officers, holders of more than 5% of our common stock, or any member of their immediate families or person sharing their household had or will have a direct or indirect material interest.

Policies and Procedures for Related Person Transactions

We have adopted a related person transactions policy pursuant to which our executive officers, directors and principal stockholders, including their immediate family members, are not permitted to enter into a related person transaction with us without the consent of an independent committee of our board. This policy provides procedures for the approval of transactions with related persons as set forth in the rules and regulations of the SEC as well as “Affiliate Transactions” that require approval pursuant to the covenants set forth in the indenture governing our company’s senior notes.

Related Person Transactions

HRG Ownership; Indemnification

As of April 8, 2015, HRG owned approximately 80.4% of our common stock and had three representatives, Joseph S. Steinberg, Omar M. Asali and Thomas A. Williams, on our board of directors (the “HRG directors”). From March 2012 to January 2016, Mr. Williams was Chief Financial Officer of HRG and its subsidiary, Zap.com, and served as director of FSRCI. The HRG directors are considered related persons in the transactions involving HRG described below as a result of their affiliation with HRG and us. Other than as described below, the HRG directors do not have any direct interest in any of the transactions. In addition, our bylaws provide for the indemnification of our directors, including the HRG directors, to the fullest extent permitted by law against liabilities and expenses incurred in connection with any threatened, pending or completed claim or proceeding, whether brought by or in the right of the company or otherwise, in which a director is involved because he or she is or has been a director. In addition, on July 14, 2015, we entered into Indemnification Agreements with each of our directors, pursuant to which we agreed to provide further indemnification of our directors. Our amended and restated certificate of incorporation provides that we renounce any interest or expectancy in corporate opportunities that are presented to HRG.

During fiscal 2015, HRG utilized marketing services provided by our employees, we utilized HRG legal and tax services, and HRG paid for insurance for our directors and officers subject to reimbursement by us. For fiscal 2015, we made a net payment to HRG of $.7 million for expense reimbursement. We believe this allocation of expenses was made on a reasonable basis; however, it does not necessarily represent the expenses that we could incur on a stand-alone basis.

Reinsurance Transactions

Effective December 31, 2012, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”), a wholly owned subsidiary of the company, entered into a reinsurance treaty with FSRCI, an indirect wholly-owned subsidiary of HRG, FGL’s parent, whereby FGL Insurance ceded 10% of its June 30, 2012 in-force annuity block business not already reinsured on a funds withheld basis. Effective September 17, 2014, FGL Insurance entered into a second reinsurance treaty with FSRCI whereby FGL Insurance ceded 30% of any new business of its multi-year guaranteed annuity block of business (“MYGA”) issued effective September 17, 2014 and later on a funds withheld basis. Under the terms of the agreement, no initial ceding commission was paid as all of the underlying business is new business. The September 17, 2014 treaty was subsequently terminated as to new business effective April 30, 2015, but will remain in effect for policies ceded to FSRCI with an effective date between September 17, 2014 and April 30, 2015. Accordingly, policies issued with an effective date of May 1, 2015 and later will not be ceded to FSRCI.

At September 30, 2015, the company’s reinsurance recoverable included $1,227 million related to FSRCI and funds withheld for reinsurance liabilities included $1,258 million related to FSRCI.

Below are the ceded operating results to FSRCI’s for the year ended September 30, 2015 ($ in millions):

Year ended September 30, 2015
Revenues:
Premiums	$1
Net investment income	63
Net investment gains	(30)
Insurance and investment product fees	4

Total revenues	38

Benefits and expenses:
Benefits and other changes in policy reserves	(42)
Acquisition & operating expenses, net of deferrals	(4)

Total benefits and expenses	(46)

Operating income	$(8)

Loan Participations and Debt Financing Agreement

FGL Insurance invested in CLO securities issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC, which owns greater than 10% of HRG as of September 30, 2015. During the year ended September 30, 2015, Leucadia National Corp’s (“Leucadia”) ownership interest in HRG’s outstanding shares exceeded 10%. Jefferies Group Inc. (“Jefferies”) is a wholly owned subsidiary of Leucadia.

FGL Insurance participates in loans to third parties originated by Salus, an affiliated, limited liability company indirectly owned by HRG. Salus is also considered a variable interest entity as described in “Note 4. Investments” to the company’s Consolidated Financial Statements. Salus originated senior secured asset-based loans to unaffiliated third-party borrowers. In addition to the participation in loans originated by Salus, FGL Insurance also agreed to provide Salus with financing in the form of a revolving loan and promissory note. In January 2014, FSRCI acquired preferred equity interests in Salus which have a 10% per annum return and a total par value of $30 million which is included in the FSRCI funds withheld portfolio. Accordingly all income on this asset is ceded to FSRCI. The company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests. The carrying value of these investments in Salus as of September 30, 2015 is disclosed in the table below.

On February 27, 2015, FGL Insurance entered into a transaction with Salus whereby Salus transferred $14 million of loan participations and $16 million of CLO subordinated debt (i.e., equity tranche) to FGL Insurance in exchange for retirement of the $20 million promissory note and $10 million revolving loan owed by Salus to FGL Insurance resulting in the termination of these facilities. Additionally, FGL Insurance also entered into a transaction with the Salus CLO whereby FGL Insurance transferred $29 million of loan participations into the CLO in exchange for $27 million of CLO subordinated notes (i.e., equity tranche) and a promissory note of $3 million from Salus. Both transactions qualified as sales of financial assets accounted for at fair value and therefore did not result in any gain or loss. FGL Insurance also concluded that it is not the primary beneficiary of the Salus CLO before and after these two transactions as FGL Insurance lacks the power to direct the activities that significantly affect the economic performance of the CLO and, to a lesser extent, FGL Insurance continues to own less than a majority ownership of the CLO subordinated notes after the two transactions.

Please refer to “Note 5. Derivative and Financial Instruments” to the company’s Consolidated Financial Statements for disclosure of a new Canadian dollar foreign exchange swap agreement for two of our Salus loan participations that were executed during the second fiscal quarter 2015.

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

The company’s related party investments as of September 30, 2015 and related net investment income for fiscal 2015 are summarized as follows ($ in millions):

		September 30, 2015
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed Maturities, available for sale	$245	$ —	$245
Fortress Investment Group CLOs	Fixed Maturities, available for sale	181	2	183
Salus preferred equity(a)	Equity securities, available for sale	3	—	3
Salus participations (b)	Other Invested Assets	110	1	111
Energy & Infrastructure Capital (“EIC”) participations	Other Invested Assets	9	—	9
Foreign exchange derivatives and embedded derivatives	Other Invested Assets	11	—	11
HGI energy loan (c)	Related Party Loans	70	1	71
Salus 2012 participations	Related Party Loans	4	—	4
Salus promissory note	Related Party Loans	3	—	3

(a)	Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b)	Includes loan participations with 17 different borrowers with an average loan fair value of $6 as of September 30, 2015.
(c)	$20 of the total HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

During the third quarter of 2015, Salus initiated a restructuring of the Salus CLOs pursuant to a special redemption of outstanding debt tranches with the intent of reducing the CLO’s outstanding leverage and borrowing costs. FGL and other affiliates notified Salus of its desire to be excluded from the special redemption. The redemption did not affect the subordinated notes of the CLO and, therefore, the ownership percentage of the company’s position in the CLO equity tranche remains unchanged.

Investment Management Agreements

The company has investment management agreements with Salus, CorAmerica Capital, LLC, and Energy & Infrastructure Capital, LLC, all indirect subsidiaries of HGI Asset Management Holdings, LLC, which is also a wholly owned subsidiary of HRG. The company pays management fees to these entities for the services provided under these agreements which are usual and customary for these types of services.

Tax Sharing Arrangement

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

Guarantee and Pledge Agreement

The First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the “F&G Stock Purchase Agreement”) between FGL and OM Group (UK) Limited (“OMGUK”) included a Guarantee and Pledge Agreement, which created a security interest in the equity of FGLH and FGLH’s equity interest in FGL Insurance for the benefit of OMGUK in the event that FGL failed to perform certain obligations under the F&G Stock Purchase Agreement. In the third quarter of 2015, in connection with the settlement of the litigation amongst the company, HRG and OMGUK, the Guarantee and Pledge Agreement was terminated, and the company was released from its obligations thereunder.

Item 14.	Principal Accounting Fees and Services

In accordance with Sarbanes-Oxley, our audit committee charter provides that our board’s audit committee has the sole authority and responsibility to pre-approve all audit services, audit-related tax services and other permitted services to be performed for our company by our independent registered public accounting firm and the related fees. Pursuant to its charter and in compliance with rules of the SEC and the PCAOB, our audit committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by our independent registered public accounting firm. The independent registered public accounting firm may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of our independent registered public accounting firm.

The table below sets forth the professional fees paid to our independent registered public accounting firm for professional services rendered during fiscal 2015 and during fiscal 2014.

	Fiscal 2015	Fiscal 2014
Audit fees	$3,193,468	$2,962,600
Audit-related fees	485,417	375,000
Tax fees	14,132	118,000
All other fees	—	—

Total fees	$3,693,017	$3,455,600

•	Audit Fees are fees for professional services for the audit of the consolidated financial statements included in Form 10-K and the review of the consolidated financial statements included in Form 10-Qs or services that are provided in connection with statutory and regulatory filings or engagements, such as statutory audits required for certain foreign subsidiaries.

•	Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements.

•	Tax Fees are fees for tax compliance, tax advice and tax planning.

•	All Other Fees are fees, if any, for any services not included in the first three categories.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a)	List of Documents Filed

1) Financial Statements

All financial statements of the Registrant are included in the Original 10-K.

2) Financial Statement Schedules

All financial statement schedules have been omitted since they are either not applicable or not required, or the information is contained within the consolidated financial statements included in the Original 10-K.

(b)	List of Exhibits

The following is a list of exhibits filed as a part of this Form 10-K/A.

Exhibit No.	Description of Exhibits

31.3*	Certification of Chief Executive Officer, pursuant to Exchange Act Rule13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer, pursuant to Exchange Act Rule13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY & GUARANTY LIFE (Registrant)

Date: January 28, 2016	By:	/s/ Dennis R. Vigneau
Dennis R. Vigneau
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher J. Littlefield Christopher J. Littlefield	President, Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2016

/s/ Dennis R. Vigneau Dennis R. Vigneau	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 28, 2016

* Joseph S. Steinberg	Chairman

* Omar M. Asali	Director

* William J. Bawden	Director

* James M. Benson	Director

* Kevin J. Gregson	Director

* William P. Melchionni	Director

* John H. Tweedie	Director

* Thomas A. Williams	Director

* By:	/s/ Dennis R. Vigneau
Dennis R. Vigneau, Attorney-in-Fact