Form 10-Q
period 2015-12-31
Fidelity & Guaranty Life
filed 2016-02-03
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    or    No ☒
There were 58,963,474 shares of the registrant’s common stock outstanding as of February 1, 2016.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2015	September 30, 2015
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: December 31, 2015 - $17,684 September 30, 2015 - $17,622)	$17,428	$17,746
Equity securities, available-for-sale, at fair value (amortized cost: December 31, 2015 - $601; September 30, 2015 - $597)	637	620
Derivative investments	145	82
Commercial mortgage loans	616	491
Other invested assets	127	155
Total investments	18,953	19,094
Related party loans	81	78
Cash and cash equivalents	568	502
Accrued investment income	181	191
Reinsurance recoverable	3,552	3,579
Intangibles, net	1,162	988
Deferred tax assets	286	228
Other assets	248	265
Total assets	$25,031	$24,925

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$17,961	$17,770
Future policy benefits	3,473	3,468
Funds withheld for reinsurance liabilities	1,251	1,267
Liability for policy and contract claims	64	55
Debt	300	300
Other liabilities	583	563
Total liabilities	23,632	23,423

Commitments and contingencies

Shareholders' equity:
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued at December 31, 2015 and September 30, 2015)	$—	$—
Common stock ($.01 par value, 500,000,000 shares authorized, 58,963,902 issued and outstanding at December 31, 2015; 58,870,823 shares issued and outstanding at September 30, 2015)	1	1
Additional paid-in capital	718	714
Retained earnings	754	710
Accumulated other comprehensive (loss) income	(62)	88
Treasury stock, at cost (534,514 shares at December 31, 2015; 512,391 shares at September 30, 2015)	(12)	(11)
Total shareholders' equity	1,399	1,502
Total liabilities and shareholders' equity	$25,031	$24,925

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended
	December 31, 2015	December 31, 2014
	(Unaudited)
Revenues:
Premiums	$15	$11
Net investment income	222	208
Net investment gains	63	59
Insurance and investment product fees and other	29	20
Total revenues	329	298
Benefits and expenses:
Benefits and other changes in policy reserves	181	224
Acquisition and operating expenses, net of deferrals	28	29
Amortization of intangibles	41	16
Total benefits and expenses	250	269
Operating income	79	29
Interest expense	(6)	(6)
Income before income taxes	73	23
Income tax expense	25	9
Net income	$48	$14

Net income per common share:

Basic	$0.82	$0.24
Diluted	$0.82	$0.24
Weighted average common shares used in computing net income per common share:
Basic	58,219,260	58,283,327
Diluted	58,542,588	58,453,554

Cash dividend per common share	$0.065	$0.065

Supplemental disclosures:
Total other-than-temporary impairments	$(10)	$—
Portion of other-than-temporary impairments included in other comprehensive income	—	—
Net other-than-temporary impairments	(10)	—
Gains on derivative instruments	70	63
Other realized investment gains (losses)	3	(4)
Total net investment gains	$63	$59

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three months ended
	December 31, 2015	December 31, 2014
	(Unaudited)
Net income	$48	$14

Other comprehensive (loss) income:
Unrealized investment (losses) gains:
Change in unrealized investment (losses) gain before reclassification adjustment	(373)	(11)
Net reclassification adjustment for losses (gains) included in net income	7	4
Changes in unrealized investment (losses) gains after reclassification adjustment	(366)	(7)
Adjustments to intangible assets	135	1
Changes in deferred income tax asset/liability	81	2
Net changes to derive comprehensive (loss) income for the period	(150)	(4)
Comprehensive (loss) income, net of tax	$(102)	$10

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance, September 30, 2015	$—	$1	$714	$710	$88	$(11)	$1,502
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(4)	—	—	(4)
Common stock issued under employee plans	—	—	2	—	—		2
Net income	—	—	—	48	—	—	48
Unrealized investment losses, net	—	—	—	—	(150)	—	(150)
Stock compensation	—	—	2	—	—	—	2
Balance, December 31, 2015	$—	$1	$718	$754	$(62)	$(12)	$1,399

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended
	December 31, 2015	December 31, 2014
	(Unaudited)
Cash flows from operating activities:
Net income	$48	$14
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	4	6
Amortization	(15)	(11)
Deferred income taxes	23	6
Interest credited/index credit to contractholder account balances	136	197
Net recognized (gains) on investments and derivatives	(63)	(59)
Charges assessed to contractholders for mortality and administration	(24)	(15)
Deferred policy acquisition costs, net of related amortization	(39)	(76)
Changes in operating assets and liabilities:
Reinsurance recoverable	(9)	(14)
Future policy benefits	5	(20)
Funds withheld from reinsurers	(16)	37
Collateral posted (returned)	66	39
Other assets and other liabilities	24	(15)
Net cash provided by operating activities	140	89
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	896	825
Proceeds from derivatives instruments and other invested assets	89	128
Proceeds from commercial mortgage loans	2	31
Cost of available-for-sale investments acquired	(1,021)	(1,370)
Costs of derivatives instruments and other invested assets	(78)	(100)
Costs of commercial mortgage loans	(87)	(101)
Related party loans	(3)	19
Capital expenditures	(2)	(2)
Net cash (used in) investing activities	(204)	(570)
Cash flows from financing activities:
Treasury stock	(1)	(1)
Common stock issued under employee plans	2	—
Dividends paid	(4)	(4)
Contractholder account deposits	569	873
Contractholder account withdrawals	(436)	(407)
Net cash provided by financing activities	130	461
Change in cash & cash equivalents	66	(20)
Cash & cash equivalents, beginning of period	502	576
Cash & cash equivalents, end of period	$568	$556

Supplemental disclosures of cash flow information
Interest paid	$10	$5
Taxes paid	$1	$26

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation
Fidelity & Guaranty Life (“FGL” and, collectively with its subsidiaries, the “Company”) is a subsidiary of HRG Group, Inc. (formerly, Harbinger Group Inc. (“HRG”)). The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in Fidelity & Guaranty Life and Subsidiaries' Annual Report on Form 10-K, for the year ended September 30, 2015 (“2015 Form 10-K”), should be read in connection with the reading of these interim unaudited condensed consolidated financial statements. Dollar amounts in the accompanying sections are presented in millions, unless otherwise noted.
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
At the effective time of the Merger, each, vested and unvested, FGL option to purchase shares of common stock, restricted share of common stock, and performance-based restricted stock will become fully vested and automatically converted into the right to receive a cash payment in an amount pursuant to the Merger Agreement.  In addition, at such time, each, vested and unvested, stock option and restricted stock unit relating to shares of Fidelity & Guaranty Life Holdings, Inc., a subsidiary of FGL (“FGLH”) will become fully vested and automatically converted into the right to receive a cash payment in an amount pursuant to the Merger Agreement, and each dividend equivalent held in respect of a share of FGLH stock (a “DER”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such DER.
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
Certain GAAP policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in our 2015 Form 10-K.
In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three months ended December 31, 2015, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2016.  All material inter-company accounts and transactions have been eliminated in consolidation.  Amounts reclassified out of other comprehensive income are reflected in net investment gains in the unaudited Condensed Consolidated Statements of Operations.

(2) Significant Accounting Policies and Practices
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all other entities in which FGL has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.
We are involved in certain entities that are considered variable interest entities ("VIEs") as defined under U.S. GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control to evaluate if we are the primary beneficiary of the VIE. See "Note 4. Investments" to the Company’s unaudited Condensed Consolidated Financial Statements for additional information on the Company’s investments in unconsolidated VIEs.
Recent Accounting Pronouncements
Amendments to Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2015, the Financial Accounting Standards Board ("FASB") issued amended guidance (Accounting Standards Update ("ASU") 2016-01, Financial Instruments- Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities), effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Notable amendments in this update will:

•
require all equity securities (other than equity investments accounted for under the equity method of accounting or requiring the consolidation of the investee) to be measured at fair value with changes in fair value recognized through net income

•
allow equity investments that do not have readily determinable fair values to be measured at cost minus impairment (if any) plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer

•
require qualitative assessment for impairment of equity investments without readily determinable fair values at each reporting period and, if the qualitative assessment indicates that impairment exists, to measure the investment at fair value

•
eliminate the requirement to disclose the methods and significant assumptions used to estimate fair value (which is currently required to be disclosed for financial instruments measured at amortized cost on the balance sheet)

The amendments in this ASU should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, and the amendments related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist as of the date of adoption. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

(3) Significant Risks and Uncertainties
Use of Estimates and Assumptions
The preparation of the Company’s unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions used.
Concentrations of Financial Instruments
As of December 31, 2015 and September 30, 2015, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the banking industry with a fair value of $2,093 or 11% and $1,979 or 10%, respectively, of the invested assets portfolio. The Company’s holdings in this industry include investments in 87 different issuers with the top ten investments accounting for 37% of the total holdings in this industry. As of December 31, 2015, the Company had investments in 2 issuers, Wells Fargo & Company and Goldman Sachs Group, Inc., that exceeded 10% of shareholders' equity with a total fair value of $310 or 2% of the invested assets portfolio. As of September 30, 2015, the Company had investments in 1 issuer, Wells Fargo & Company, that exceeded 10% of shareholders' equity with a total fair value of $170 or 1% of the invested assets portfolio. Additionally, the Company’s largest concentration in any single issuer as of December 31, 2015 and September 30, 2015 was in Wells Fargo & Company which had a fair value of $169 or 1% and $170 or 1% of the invested assets portfolio, respectively.
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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) and Front Street Re (Cayman) Ltd. ("FSRCI") an affiliate, that could have a material impact on the Company’s financial position in the event that Wilton Re or FSRCI fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of December 31, 2015. As of December 31, 2015, the net amount recoverable from Wilton Re was $1,492 and the net amount recoverable from FSRCI was $1,198. The coinsurance agreement with FSRCI is on a funds withheld basis. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4) Investments
The Company’s debt and equity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) (“AOCI”) net of associated adjustments for deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and deferred income taxes. The Company’s consolidated investments at December 31, 2015 and September 30, 2015 are summarized as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for sale securities
Asset-backed securities	$2,294	$2	$(105)	$2,191	$2,191
Commercial mortgage-backed securities	848	8	(21)	835	835
Corporates	10,073	280	(528)	9,825	9,825
Equities	601	41	(5)	637	637
Hybrids	1,174	43	(57)	1,160	1,160
Municipals	1,543	104	(16)	1,631	1,631
Residential mortgage-backed securities	1,519	60	(33)	1,546	1,546
U.S. Government	233	7	—	240	240
Total available-for-sale securities	18,285	545	(765)	18,065	18,065
Derivative investments	223	18	(96)	145	145
Commercial mortgage loans	616	—	—	602	616
Other invested assets	135	—	(8)	125	127
Total investments	$19,259	$563	$(869)	$18,937	$18,953

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for-sale securities
Asset-backed securities	$2,148	$5	$(47)	$2,106	$2,106
Commercial mortgage-backed securities	878	14	(10)	882	882
Corporates	9,533	351	(354)	9,530	9,530
Equities	597	27	(4)	620	620
Hybrids	1,211	45	(42)	1,214	1,214
Municipals	1,520	103	(15)	1,608	1,608
Residential mortgage-backed securities	2,099	89	(26)	2,162	2,162
U.S. Government	233	11	—	244	244
Total available-for-sale securities	18,219	645	(498)	18,366	18,366
Derivative investments	218	13	(149)	82	82
Commercial mortgage loans	491	—	—	490	491
Other invested assets	164	—	(9)	153	155
Total investments	$19,092	$658	$(656)	$19,091	$19,094
Included in AOCI were cumulative gross unrealized gains of $1 and gross unrealized losses of $2 related to the non-credit portion of other than temporary impairments ("OTTI") on non-agency residential mortgage-backed securities ("RMBS") at December 31, 2015 and September 30, 2015. The non-agency RMBS unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired.
Securities held on deposit with various state regulatory authorities had a fair value of $15,976 and $16,012 at December 31, 2015 and September 30, 2015, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.

The Company held no non-income producing investments for a period greater than twelve months during the three months ended December 31, 2015 and 2014.
In accordance with the Company's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $512 and $524 at December 31, 2015 and September 30, 2015, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	December 31, 2015
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$195	$195
Due after one year through five years	1,847	1,831
Due after five years through ten years	3,034	2,981
Due after ten years	7,288	7,218
Subtotal	12,364	12,225
Other securities which provide for periodic payments:
Asset-backed securities	2,294	2,191
Commercial mortgage-backed securities	848	835
Structured hybrids	659	631
Residential mortgage-backed securities	1,519	1,546
Subtotal	5,320	5,203
Total fixed maturity available-for-sale securities	$17,684	$17,428
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
Based on the results of our process for evaluating available-for-sales securities in unrealized loss positions for OTTI discussed above, the Company determined that the unrealized losses as of December 31, 2015 were primarily due to credit spread widening and an increase in risk free rates. Additionally, pressure in the commodity and energy markets affected the prices of securities held in these sectors; however the overall rating of the Company’s holdings in these sectors remains investment grade. Accordingly, the Company determined that the unrealized losses on the securities presented in the table below were not OTTI as of December 31, 2015.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$936	$(31)	$1,071	$(74)	$2,007	$(105)
Commercial mortgage-backed securities	538	(19)	55	(2)	593	(21)
Corporates	3,208	(229)	1,635	(299)	4,843	(528)
Equities	37	(1)	70	(4)	107	(5)
Hybrids	149	(4)	488	(53)	637	(57)
Municipals	319	(9)	169	(7)	488	(16)
Residential mortgage-backed securities	353	(9)	421	(24)	774	(33)
U.S. Government	—	—	59	—	59	—
Total available-for-sale securities	$5,540	$(302)	$3,968	$(463)	$9,508	$(765)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						834
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						525
Total number of available-for-sale securities in an unrealized loss position						1,359

	September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$816	$(14)	$833	$(33)	$1,649	$(47)
Commercial mortgage-backed securities	262	(8)	133	(2)	395	(10)
Corporates	2,342	(201)	1,328	(153)	3,670	(354)
Equities	37	—	106	(4)	143	(4)
Hybrids	88	(4)	542	(38)	630	(42)
Municipals	220	(6)	192	(9)	412	(15)
Residential mortgage-backed securities	423	(10)	294	(16)	717	(26)
Total available-for-sale securities	$4,188	$(243)	$3,428	$(255)	$7,616	$(498)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						712
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						396
Total number of available-for-sale securities in an unrealized loss position						1,108
At December 31, 2015 and September 30, 2015, securities in an unrealized loss position were primarily concentrated in investment grade corporate debt instruments.
At December 31, 2015 and September 30, 2015, securities with a fair value of $758 and $302, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 4% and 2% of the carrying value of all investments at December 31, 2015 and September 30, 2015, respectively.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the three months ended December 31, 2015 and 2014, for which a portion of the OTTI was recognized in AOCI:

	Three months ended
	December 31, 2015	December 31, 2014
Beginning balance	$3	$3
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—
OTTI was not previously recognized	—	—
Ending balance	$3	$3
The Company recognized $10 of credit impairment losses in operations during the three months ended December 31, 2015 related to fixed maturity securities with an amortized cost of $64 and a fair value of $54 at December 31, 2015. During the three months ended December 31, 2014, the Company recognized no material credit impairment losses in operations.
Details underlying write-downs taken as a result of OTTI that were recognized in "Net income" and included in net realized gains on securities were as follows:

	Three months ended
	December 31, 2015	December 31, 2014
OTTI Recognized in Net Income:
Asset-backed securities	$4	$—
Corporates	6	—
Total	$10	$—
The portion of OTTI recognized in AOCI is disclosed in the unaudited Condensed Consolidated Statements of Comprehensive Income.

Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 3% of the Company’s total investments as of December 31, 2015 and September 30, 2015. The Company primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to reduce concentration risk. Subsequent to origination, the Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	December 31, 2015		September 30, 2015
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Funeral home	$1	—%	$1	—%
Hotel	23	4%	13	3%
Industrial - General	37	6%	38	8%
Industrial - Warehouse	87	14%	76	15%
Multifamily	71	12%	64	13%
Office	174	28%	137	28%
Retail	224	36%	163	33%
Total commercial mortgage loans, gross of valuation allowance	$617	100%	$492	100%
Valuation allowance	(1)		(1)
Total commercial mortgage loans	$616		$491

U.S. Region:
East North Central	$127	21%	$121	25%
East South Central	21	4%	12	2%
Middle Atlantic	98	16%	87	18%
Mountain	69	11%	42	9%
New England	14	2%	9	2%
Pacific	162	26%	113	23%
South Atlantic	68	11%	69	13%
West North Central	14	2%	14	3%
West South Central	44	7%	25	5%
Total commercial mortgage loans, gross of valuation allowance	$617	100%	$492	100%
Valuation allowance	(1)		(1)
Total commercial mortgage loans	$616		$491
The Company had a CML portfolio with 100% of all CMLs having a loan-to-value (“LTV”) ratio of less than 75% at December 31, 2015 and September 30, 2015. As of December 31, 2015, all CMLs are current and have not experienced credit or other events which would require the recording of an OTTI loss.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at December 31, 2015 and September 30, 2015:

	Debt Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A(a)
December 31, 2015
LTV Ratios:
Less than 50%	$173	$—	$11	$184	30%	$181	30%
50% to 60%	175	19	—	194	31%	189	31%
60% to 75%	239	—	—	239	39%	232	39%
Commercial mortgage loans	$587	$19	$11	$617	100%	$602	100%
September 30, 2015
LTV Ratios:
Less than 50%	$115	$—	$11	$126	25%	$125	25%
50% to 60%	161	20	—	181	37%	180	37%
60% to 75%	185	—	—	185	38%	185	38%
Commercial mortgage loans	$461	$20	$11	$492	100%	$490	100%
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

	December 31, 2015	September 30, 2015
Gross balance commercial mortgage loans	$617	$492
Allowance for loan loss	(1)	(1)
Net balance commercial mortgage loans	$616	$491
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At December 31, 2015 and September 30, 2015, we had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of our CMLs:

	December 31, 2015	September 30, 2015
Current to 30 days	$617	$492
Past due	—	—
Total carrying value	$617	$492
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. As of December 31, 2015, our CML portfolio had no impairments, modifications or troubled debt restructuring.
During the fiscal quarter ended June 30, 2015, we amended our Investment Management Agreement with CorAmerica, an affiliate of the Company, to include the origination and servicing of our Commercial Mortgage Loan portfolio. FGL's affiliation with CorAmerica is detailed in "Note 14. Related Party Transactions" to the Company's unaudited Condensed Consolidated Financial Statements. Consequently, servicing of the portfolio was transferred from the prior servicer, Principal Real Estate Investors ("Principal"), to CorAmerica during the fiscal quarter ended June 30, 2015.
Net investment income
The major sources of “Net investment income” on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	December 31, 2015	December 31, 2014
Fixed maturity available-for-sale securities	$210	$196
Equity available-for-sale securities	8	9
Commercial mortgage loans	6	1
Related party loans	1	2
Other investments	1	5
Gross investment income	226	213
Investment expense	(4)	(5)
Net investment income	$222	$208
During the fiscal quarter ended June 30, 2015, we received notice that we are entitled to receive a settlement as a result of our ownership of certain RMBS that were issued by Countrywide, an entity which was later acquired by Bank of America. We have estimated our expected recovery from this settlement to be between $15 and $20, with a best estimate of $18. In compliance with our accounting policy described in "Note 2. Significant Accounting Policies and Practices" of the 2015 Form 10-K, we updated our cash flow projections for our best estimate of the recovery as of December 31, 2015 and will accrete it prospectively over the remaining life of the related securities through our effective yield and recognize the impact within "Net investment income". This change to our cash flow projections had an immaterial impact on our "Net investment income" during the first fiscal quarter of 2016. The weighted average remaining life on the affected securities is approximately 6 years.

Net investment Gains
Details underlying “Net investment gains” reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	December 31, 2015	December 31, 2014
Net realized losses on fixed maturity available-for-sale securities	$(5)	$(4)
Realized gains on equity securities	—	1
Net realized losses on securities	(5)	(3)
Realized (losses) gains on certain derivative instruments	(12)	41
Unrealized gains on certain derivative instruments	53	2
Change in fair value of reinsurance related embedded derivative	27	18
Change in fair value of other derivatives and embedded derivatives	2	2
Realized gains on derivatives and embedded derivatives	70	63
Realized losses on other invested assets	(2)	(1)
Net investment gains	$63	$59

For the three months ended December 31, 2015, proceeds from the sale of fixed maturity available-for-sale securities totaled $564, gross gains on such sales totaled $13, and gross losses totaled $9.
For the three months ended December 31, 2014, proceeds from the sale of fixed maturity available-for-sale securities, totaled $434, gross gains on such sales totaled $8, and gross losses totaled $13.
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
FGL Insurance participates in loans to third parties originated by Salus Capital Partners, LLC ("Salus"). Salus is an affiliated, limited liability company indirectly owned by HRG that originates senior secured asset-based loans to unaffiliated third-party borrowers. FGL Insurance also participates in collateralized loan obligations (“CLOs”) managed by Salus and owns preferred equity in Salus within the funds withheld portfolio of the FSRCI treaty. Because Salus is not consolidated, the Company’s maximum exposure to loss as a result of its investments in or with Salus is limited to the carrying value of its investments in Salus which totaled $172 and $251 as of December 31, 2015 and September 30, 2015, respectively. FGL’s investments in or with Salus are detailed in “Note 14. Related Party Transactions” to the Company’s unaudited Condensed Consolidated Financial Statements.
FGL Insurance also participates in an investment managed by Fifth Street Management, LLC (“Fifth Street”).  Fifth Street Senior Loan Fund II (the “Fund”) invests in loans selected and/or originated by Fifth Street. Fifth Street is an unaffiliated, limited liability company that originates financing for the Fund’s investment activity through CLOs.  The Company’s maximum exposure to loss as a result of its investments in or with Fifth Street is limited to the carrying value of its investments in or with Fifth Street which totaled $55 and $57 at December 31, 2015 and September 30, 2015, respectively.
During the fiscal quarter ended June 30, 2015, FGL invested in Boardwalk, an unaffiliated limited partnership fund that will invest in consumer whole loans, asset-backed investments, high yield, private investments, bank portfolio liquidations, bridge financing and other investments. The initial funding occurred March 20, 2015 with the remaining commitment expected to fund over the course of the next 3 years. FGL has funded $8 of a $35 commitment as of December 31, 2015.
FGL also executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured debt and equity securities of middle market companies in the

United States. Due to the voting structure of the transaction, FGL does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund through 2017. FGL has funded $29 as of December 31, 2015.
(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in fixed indexed annuity (“FIA”) contracts, is as follows:

	December 31, 2015	September 30, 2015
Assets:
Derivative investments:
Call options	$145	$81
Futures contracts	—	1
Other invested assets:
Other derivatives and embedded derivatives	23	21
Other assets:
Reinsurance related embedded derivative	195	168
	$363	$271

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,200	$2,149
Funds withheld for reinsurance liabilities:
Call options payable to FSRCI	8	5
Other liabilities:
Futures contracts	2	—
	$2,210	$2,154

The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows:

	Three months ended
	December 31, 2015	December 31, 2014
Revenues:
Net investment (losses) gains:
Call options	$36	$39
Futures contracts	5	4
Other derivatives and embedded derivatives	2	2
Reinsurance related embedded derivative	27	18
	$70	$63
Benefits and other changes in policy reserves
FIA embedded derivatives	$51	$232
Additional Disclosures
Other Derivatives and Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 which was based on the actual return of the fund. At December 31, 2015 the fair value of the fund-link note and embedded derivative were $23 and $11, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".
FGL Insurance participates in loans to third parties originated by Salus, an affiliated VIE, indirectly owned by HRG that provides asset-based financing. As of December 31, 2015, four of the participating loans are denominated in Canadian ("CAD") currency which is different from FGL Insurance's functional currency. Two of the participating loans include a provision for reimbursement from the borrower to FGL Insurance for any net foreign exchange losses realized by FGL Insurance under the loan in which FGL Insurance has a participation interest. FGL Insurance's ability to recover the foreign exchange losses under these loan participations is such that the Company has established embedded derivatives equal to FGL Insurance's cumulative net foreign exchange loss on these loan participations. The value of the embedded derivatives is reflected in "Other invested assets" as of the balance sheet date with changes in fair value reflected in the Company's unaudited Condensed Consolidated Statements of Operations. The value of the embedded derivatives at each balance sheet date which is equal to the cumulative net foreign exchange loss recognized on these loan participations at the balance sheet date, net of an allowance for counterparty credit risk, was $1 and $1 at December 31, 2015 and September 30, 2015, respectively. The Company had realized gains of $0 and $1 for the three months ended December 31, 2015 and 2014, respectively, related to these foreign exchange embedded derivatives included in "Other invested assets".
The remaining two participating loans denominated in CAD currency also require reimbursement from the borrower in CAD currency, but do not include a provision for reimbursement for any net foreign exchange losses from the borrower. Consequently, Salus executed CAD swap agreements with FGL Insurance to convert the CAD cash flows into United States dollar ("USD") cash flows. Under these swap agreements, Salus will reimburse the Company for certain realized foreign exchange losses related to cash flows on these loan participations from origination date through maturity date. FGL Insurance's ability to recover the foreign exchange losses under these swap agreements is such that the Company has established derivatives equal to FGL Insurance's cumulative net foreign exchange losses on these loan participations. The value of these derivatives is reflected in “Other invested assets” with the changes in the fair value reflected in the Company’s unaudited Condensed Consolidated Statements of Operations. Additionally, a subsidiary of the parent company of Salus and the Company's parent, HRG, executed an agreement with the Company to guarantee, subject to the terms of the agreement, the fulfillment of the accumulated foreign exchange loss recoverable from Salus. The value of these derivatives at each balance sheet date which is equal to the cumulative net realized foreign exchange loss recognized on these loan participations, net of allowance for counterparty credit risk was $11 and $10 at December 31, 2015 and September 30, 2015, respectively. The Company had realized gains of $2 and $0 for the three months ended December 31, 2015 and 2014, respectively, related to these foreign exchange derivatives included in "Other invested assets".
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
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		December 31, 2015				September 30, 2015
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,225	$28	$—	$28	$2,233	$16	$—	$16
Deutsche Bank	A-/A3/BBB+	2,717	48	24	24	2,482	26	—	26
Morgan Stanley	*/A1/A+	4,084	64	49	15	4,086	35	7	28
Barclay's Bank	A/A2/A-	394	5	—	5	392	4	—	4
Total		$9,420	$145	$73	$72	$9,193	$81	$7	$74
(a) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of December 31, 2015 and September 30, 2015, counterparties posted $73 and $7 of collateral, respectively, which is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $72 and $74 at December 31, 2015 and September 30, 2015, respectively.
The Company held 1,068 and 738 futures contracts at December 31, 2015 and September 30, 2015, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents " in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $5 and $3 at December 31, 2015 and September 30, 2015, respectively.

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

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$568	$—	$—	$568	$568
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,112	79	2,191	2,191
Commercial mortgage-backed securities	—	696	139	835	835
Corporates	—	8,853	972	9,825	9,825
Hybrids	—	1,160	—	1,160	1,160
Municipals	—	1,593	38	1,631	1,631
Residential mortgage-backed securities	—	1,546	—	1,546	1,546
U.S. Government	59	181	—	240	240
Equity securities available-for-sale	26	571	40	637	637
Derivative financial instruments	—	145	—	145	145
Reinsurance related embedded derivative, included in other assets	—	195	—	195	195
Other invested assets	—	13	95	108	108
Total financial assets at fair value	$653	$17,065	$1,363	$19,081	$19,081
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,200	$2,200	$2,200
Derivative instruments - futures contracts	2	—	—	2	2
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	8	—	8	8
Total financial liabilities at fair value	$2	$8	$2,200	$2,210	$2,210

	September 30, 2015
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$502	$—	$—	$502	$502
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,068	38	2,106	2,106
Commercial mortgage-backed securities	—	738	144	882	882
Corporates	—	8,566	964	9,530	9,530
Hybrids	—	1,214	—	1,214	1,214
Municipals	—	1,569	39	1,608	1,608
Residential mortgage-backed securities	—	2,162	—	2,162	2,162
U.S. Government	60	184	—	244	244
Equity securities available-for-sale	26	560	34	620	620
Derivative financial instruments	1	81	—	82	82
Reinsurance related embedded derivative, included in other assets	—	168	—	168	168
Other invested assets	—	11	129	140	140
Total financial assets at fair value	$589	$17,321	$1,348	$19,258	$19,258
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,149	$2,149	$2,149
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	5	—	5	5
Total financial liabilities at fair value	$—	$5	$2,149	$2,154	$2,154
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
The Company did not adjust prices received from third parties as of December 31, 2015 and September 30, 2015. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.

Derivative Financial Instruments
The fair value of call option assets is based upon valuation pricing models, which represents what the Company would expect to receive or pay at the balance sheet date if it canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined using market-observable inputs, including interest rates, yield curve volatilities, and other factors. Fair values for call option assets were determined externally by an independent consulting firm for reporting periods prior to September 30, 2015 and were determined internally using similar valuation pricing models as of September 30, 2015 and for any subsequent period. The fair values of the embedded derivatives in the Company’s FIA products are derived using market indices, pricing assumptions and historical data. The fair value of the reinsurance related embedded derivative in the funds withheld reinsurance agreement with FSRCI is estimated based upon the change in the fair value of the assets supporting the funds withheld from reinsurance liabilities. As the fair value of the assets is based on a quoted market price of similar assets (Level 2), the fair value of the embedded derivative is based on market-observable inputs and is classified as Level 2. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements) which represents what the Company would expect to receive or pay at the balance sheet date if it canceled the futures contract or entered into offsetting positions. Prior to December 31, 2015 future contracts have been classified as Level 2, but it was determined that these contracts are now classified as Level 1.
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at December 31, 2015 and September 30, 2015 was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not result in a change in any other unobservable input.
Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies (“IULs”) and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At December 31, 2015 and September 30, 2015, this resulted in higher fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Other Invested Assets
Fair value of our loan participation interest securities approximates the unpaid principal balance of the participation interest as of December 31, 2015. In making this assessment, the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date and December 31, 2015, the primary market participant for these securities and the short-term maturity of these loans (less than 1 year).
Fair value of our loan participation interest in Radioshack Corporation ("RSH") is based upon a best estimate of the expected liquidation value of the underlying collateral. As of December 31, 2015, substantially all of RSH assets in the estate have been converted to cash through liquidation and the fair value of the Company’s RSH-related holdings reflects these cash balances, net of estimated expenses. While substantially all assets represent cash, the wind down process continues; therefore, some variability still exists in the fair value related to these costs.
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
Commercial Mortgage loans
The fair value of commercial mortgage loans is established using a discounted cash flow method based on credit rating, maturity and future income. This yield based approach was sourced from our third-party vendor. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan-to-value, quality of tenancy, borrower and payment record. The carrying value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent. The inputs used to measure the fair value of our commercial mortgage loans are classified as Level 3 within the fair value hierarchy.
Policy Loans (included within Other Invested Assets)
Also included in "Other invested assets" are policy loans. Fair values for policy loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar credit risk.  Loans with similar characteristics are aggregated for purposes of the calculations.
Limited Partnership Investment (included in Other Invested Assets)
Fair value of our limited partnership investment, a private equity fund, is based upon estimated net asset value information and is classified as Level 3. For further discussion about our limited partnership investment see “Note 4. Investments” to the Company's unaudited Condensed Consolidated Financial Statements.
Related Party Loans
The related party loans' (discussed in "Note 14. Related Party Transactions" to the Company's unaudited Condensed Consolidated Financial Statements) carrying value at par approximates fair value, as this is the exit price for the obligation of these loans.

Debt
The fair value of debt is based on quoted market prices. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2015 and September 30, 2015 are as follows:

	Fair Value at	Valuation		Range (Weighted average)
	December 31, 2015	Technique	Unobservable Input(s)	December 31, 2015
Assets
Asset-backed securities	$54	Broker-quoted	Offered quotes	97.80% - 105.50% (99.28%)
Asset-backed securities (Salus CLO equity tranche)	25	Third-Party Valuation	Offered quotes	36.62% - 36.63% (36.63%)
			Discount rate	17.00%
			Constant default rate	2.00%
			RSH Recovery	30.00%
			Other loan recoveries	4.00% - 100.00%
Commercial mortgage-backed securities	139	Broker-quoted	Offered quotes	98.25% - 118.66% (111.01%)
Corporates	911	Broker-quoted	Offered quotes	50.00% - 110.87% (99.37%)
Corporates	61	Matrix Pricing	Quoted prices	105.00% - 141.17% (109.05%)
Municipals	38	Broker-quoted	Offered quotes	109.67%
Equity securities available-for-sale	29	Net Asset Value	Not applicable	100.00%
Equity securities available-for-sale	6	Matrix Pricing	Quoted prices	100.00%
Equity securities available-for-sale (Salus preferred equity)	5	Market-approach	Yield	17.20%
			RSH Recovery	30.00%
			Discount rate	17.00%
			Salus CLO Equity	41.80%
Other invested assets:
Available-for-sale embedded derivative	11	Black-Scholes model	Market value of AnchorPath fund	100.00%
Loan participations	69	Market Pricing	Offered quotes	100.00%
Salus participation - RSH Corporation	15	Liquidation value – 30% Recovery Estimate	Recovery estimate (wind-down costs)	30.18% - 34.16%
Total	$1,363
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,200	Discounted Cash Flow	Market value of option	0.00% - 28.52% (1.54%)
			SWAP rates	1.74% - 2.19% (1.96%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (10.09%)
			Non-performance spread	0.25% - 0.25% (0.25%)
Total liabilities at fair value	$2,200

	Fair Value at	Valuation	Unobservable	Range (Weighted average)
	September 30, 2015	Technique	Input(s)	September 30, 2015
Assets
Asset-backed securities	$10	Broker-quoted	Offered quotes	100.37% - 107.84% (102.42%)
Asset-backed securities (Salus CLO equity tranche)	28	Third-Party Valuation	Offered quotes	41.80%
			Discount rate	15.00%
			Constant default rate	2.00%
			RSH recovery	30.00%
			Other loan recoveries	4.00% - 100.00%
Commercial mortgage-backed securities	144	Broker-quoted	Offered quotes	99.32% - 119.00% (110.95%)
Corporates	898	Broker-quoted	Offered quotes	56.75% - 113.83% (100.69%)
Corporates	66	Matrix Pricing	Quoted prices	104.58% - 142.43% (110.03%)
Municipals	39	Broker-quoted	Offered quotes	111.47%
Equity securities available-for-sale	25	Net Asset Value	Not applicable	100.00%
Equity securities available-for-sale	6	Matrix Pricing	Quoted prices	100.00%
Equity securities available-for-sale (Salus preferred equity)	3	Market-approach	Yield	11.00%
			RSH recovery	30.00%
			Discount rate	15.00%
			Salus CLO equity	41.80%
Other invested assets:
Available-for-sale embedded derivative	10	Black-Scholes Model	Market value of AnchorPath fund	100.00%
Loan participations	104	Market Pricing	Offered quotes	100.00%
Salus participation - RSH Corporation	15	Liquidation value – 30% Recovery Estimate	Recovery estimate (wind-down costs)	30.00% - 34.00%
Total	$1,348
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,149	Discounted Cash Flow	Market value of option	0.00% - 33.83% (1.01%)
			SWAP rates	1.38% - 2.00% (1.69%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (10.13%)
			Non-performance spread	0.25% - 0.25% (0.25%)
Total liabilities at fair value	$2,149

Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Condensed Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended December 31, 2015 and 2014, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended December 31, 2015
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$38	$(4)	$—	$22	$—	$—	$23	$79
Commercial mortgage-backed securities	144	—	—	—	—	(1)	(4)	139
Corporates	964	—	(13)	44	—	(8)	(15)	972
Municipals	39	—	(1)	—	—	—	—	38
Equity securities available-for-sale	34	—	2	4	—	—	—	40
Other invested assets:
Available-for-sale embedded derivative	10	1	—	—	—	—	—	11
Loan participations	119	(3)	1	18	—	(51)	—	84
Total assets at Level 3 fair value	$1,348	$(6)	$(11)	$88	$—	$(60)	$4	$1,363
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,149	$51	$—	$—	$—	$—	$—	$2,200
Total liabilities at Level 3 fair value	$2,149	$51	$—	$—	$—	$—	$—	$2,200

(a) The net transfers out of Level 3 during the three months ended December 31, 2015 were exclusively to Level 2.

	Three months ended December 31, 2014
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$74	$—	$—	$3	$—	$—	$(6)	$71
Commercial mortgage-backed securities	83	—	1	36	—	—	—	120
Corporates	834	—	9	61	—	(3)	—	901
Municipals	37	—	2	—	—	—	—	39
Equity securities available-for-sale	40	—	(2)	—	—	—	—	38
Other invested assets:
Available-for-sale embedded derivative	11	1	—	—	—	—	—	12
Loan participations	213	—	(1)	56	—	(31)	—	237
Total assets at Level 3 fair value	$1,292	$1	$9	$156	$—	$(34)	$(6)	$1,418
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,908	$232	$—	$—	$—	$—	$—	$2,140
Total liabilities at Level 3 fair value	$1,908	$232	$—	$—	$—	$—	$—	$2,140

(a) The net transfers out of Level 3 during the three months ended December 31, 2014 were exclusively to Level 2.
The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheet at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	December 31, 2015
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$602	$602	$616
Policy loans, included in other invested assets	—	—	9	9	11
Limited partnership investment, included in other invested assets	—	—	8	8	8
Related party loans	—	—	81	81	81
Total	$—	$—	$700	$700	$716

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$14,168	$14,168	$15,761
Debt	—	307	—	307	300
Total	$—	$307	$14,168	$14,475	$16,061

	September 30, 2015
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$490	$490	$491
Policy loans, included in other invested assets	—	—	9	9	11
Limited partnership investment, included in other invested assets	—	—	4	4	4
Related party loans	—	—	78	78	78
Total	$—	$—	$581	$581	$584

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$14,126	$14,126	$15,621
Debt	—	312	—	312	300
Total	$—	$312	$14,126	$14,438	$15,921

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three months ended December 31, 2015 and 2014.

Primary market issuance and secondary market activity for certain asset-backed securities during the three months ended December 31, 2015 and 2014 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of December 31, 2015 and 2014. Accordingly, the Company’s assessment resulted in one security transferred into Level 3 with valuation of $23 related to asset-backed securities and three securities transferred out of Level 3 with valuation of $19 related to corporate and commercial mortgage-backed securities during the three months ended December 31, 2015.

During the three months ended December 31, 2014, there were net transfers out of Level 3 of $6, related to asset-backed securities.

(7) Intangible Assets
Information regarding VOBA and DAC which includes deferred sales inducement, is as follows:

	VOBA	DAC	Total
Balance at September 30, 2015	$187	$801	$988
Deferrals	—	80	80
Less: Amortization related to:
Unlocking	6	—	6
Interest	3	8	11
Amortization	(25)	(33)	(58)
Add: Adjustment for unrealized investment losses	1	134	135
Balance at December 31, 2015	$172	$990	$1,162

Accumulated amortization	$407

	VOBA	DAC	Total
Balance at September 30, 2014	$59	$456	$515
Deferrals	—	93	93
Less: Amortization related to:
Unlocking	1	(2)	(1)
Interest	3	5	8
Amortization	(11)	(12)	(23)
Add: Adjustment for unrealized investment gains	7	(6)	1
Balance at December 31, 2014	$59	$534	$593

Accumulated amortization	$361
Amortization of VOBA and DAC is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4% to 5%. The adjustment for unrealized net investment losses/gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the statement of operations. As of December 31, 2015 and September 30, 2015, the VOBA balance included cumulative adjustments for net unrealized investment losses of $2 and $1, respectively, and the DAC balances included cumulative adjustments for net unrealized investment losses (gains) of $133 and $(1), respectively.
The above DAC balances include $65 and $59 of deferred sales inducements, net of shadow adjustments, as of December 31, 2015 and September 30, 2015, respectively.
The weighted average amortization period for VOBA is approximately 5.0 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2016	22
2017	26
2018	22
2019	18
2020	14
Thereafter	68

(8) Debt
The Company's outstanding debt as of December 31, 2015 and September 30, 2015 is as follows:

	December 31, 2015	September 30, 2015
Debt	$300	$300
Revolving credit facility	—	—
As of December 31, 2015 and September 30, 2015, the Company has not drawn on the revolver. As of December 31, 2015 and September 30, 2015, the interest rate would be equal to 5.5% and 5.25%, respectively, had the Company drawn on the revolver. As of both December 31, 2015 and September 30, 2015, the amount available to be drawn on the revolver was $150.
The interest expense and amortization of debt issuance costs of the Company's debt for the three months ended December 31, 2015 and 2014, respectively, were as follows:

Three months ended
	December 31, 2015		December 31, 2014
	Interest Expense	Amortization	Interest Expense	Amortization
Debt	$5	$1	$5	$1
Revolving credit facility	—	—	—	—

(9)    Equity
Share Repurchases
On September 2, 2014, the Company’s Board of Directors authorized the repurchase of up to 500 thousand shares of the Company’s outstanding shares of common stock over the next twelve months. As of June 30, 2015, the share repurchase program was completed and a total of 512 thousand shares of common stock have been repurchased at cost for a total cost of $11, which are held in treasury, of which 500 thousand shares were pursuant to the repurchase program and 12 thousand shares were acquired to satisfy employee income tax withholding pursuant to the Company’s stock compensation plan. During the three months ended December 31, 2015, an additional 22 thousand shares were acquired for a total cost of $1 to satisfy employee income tax withholding pursuant to the Company’s stock compensation plan resulting in a total of 534 thousand shares repurchased, held in treasury, for a total cost of $12. Subsequent to the Company's repurchase of shares, HRG indirectly held 47,000 thousand shares of FGL's outstanding common stock, representing an 80% interest at December 31, 2015.
Dividends
The Company declared the following cash dividends during the three months ended December 31, 2015 and 2014:

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
November 18, 2014	December 15, 2014	December 1, 2014	58,279	$0.065	$4
November 12, 2015	December 14, 2015	November 30, 2015	58,144	$0.065	$4

On February 2, 2016, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend will be paid on March 7, 2016 to shareholders of record as of the close of business on February 22, 2016.

(10) Stock Compensation

The Merger Agreement with Anbang provides for accelerated vesting of all unvested awards under the FGL Plans and FGLH Plans and the automatic conversion into a right to receive a cash payment in an amount pursuant to the Merger Agreement for all vested and unvested awards under these Plans. See “Note 1. Basis of Presentation”. All of these awards contain a “change in control” provision which requires vesting of the awards to be accelerated if the awards are not replaced by substantially similar awards after a change in control which has not yet occurred.
The Company recognized total stock compensation expense related to the FGL Plans and FGLH Plans as follows:

	Three months ended
	December 31, 2015	December 31, 2014
FGL Plans
Stock options	$—	$—
Restricted shares	1	1
Performance restricted stock units	1	1
Unrestricted shares	—	—
	2	2
FGLH Plans
Stock Incentive Plan - stock options	—	1
2011 dividend equivalent plan	—	—
Amended and Restated Stock Incentive Plan - stock options	1	2
Amended and Restated Stock Incentive Plan - restricted stock units	1	1
2012 dividend equivalent plan	—	—
	2	4
Total stock compensation expense	4	6
Related tax benefit	1	2
Net stock compensation expense	$3	$4
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the unaudited Condensed Consolidated Statements of Operations.

Total compensation expense related to the FGL Plans and FGLH Plans not yet recognized as of December 31, 2015 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Plans
Stock options	$1	2
Restricted shares	3	2
Performance restricted stock units	4	1
Unrestricted shares	—	N/A
	8
FGLH Plans
Stock Incentive Plan - stock options	—	N/A
2011 dividend equivalent plan	—	N/A
Amended and Restated Stock Incentive Plan - stock options	—	0
Amended and Restated Stock Incentive Plan - restricted stock units	—	0
2012 dividend equivalent plan	—	0
	—
Total unrecognized stock compensation expense	$8	1

FGL Plans
FGL’s Compensation Committee is authorized to grant up to 2,838 thousand equity awards under the FGL Plans. At December 31, 2015, 1,204 thousand equity awards are available for future issuance under the FGL Plans.
FGL granted 119 thousand and 176 thousand stock options to certain officers, directors, other key employees and Compensation Committee members in the three months ended December 31, 2015 and 2014, respectively. These stock options vest in equal installments over a period of three years and expire on the seventh anniversary of the grant date. The total fair value of the options granted in the three months ended December 31, 2015 and 2014 was $0 and $1, respectively.
At December 31, 2015, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $1, $1, and $1, respectively. At December 31, 2015, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 6 years, 5 years and 6 years, respectively.
During the three months ended December 31, 2015, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $0, $2 and $0, respectively. During the three months ended December 31, 2014, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was not material.
A summary of FGL’s outstanding stock options as of December 31, 2015, and related activity during the three months then ended, is as follows (option amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2015	317	$21.60
Granted	119	25.75
Exercised	(75)	24.43
Forfeited or expired	(4)	22.76
Stock options outstanding at December 31, 2015	357	22.37
Exercisable at December 31, 2015	108	19.39
Vested or projected to vest at December 31, 2015	351	22.36
The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model and based on the value of FGL's common stock for stock options granted during the three months ended December 31, 2015:

Weighted average fair value per options granted	$1.01
Risk-free interest rate	0.42%
Assumed dividend yield	1.14%
Expected option term	0.5 years
Volatility	14.55%

The dividend yield is based on the expected dividend rate during the expected life of the option. Expected volatility is based on the range of FGL’s stock prices after the announcement of the pending merger transaction with Anbang. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of the options granted represents the period of time from the grant date to the estimated closing date of the merger transaction with Anbang as this transaction has a high probability of completion, upon closing of the merger transaction the vesting of the options will be accelerated and the options will be paid out as described in “Note 1. Basis of Presentation”, and the option agreement contains a “change in control” provision which requires vesting of the options to be accelerated if the options are not replaced by substantially similar awards after the change in control.

FGL granted 26 thousand and 138 thousand restricted shares to certain officers, directors, other key employees and Compensation Committee members in the three months ended December 31, 2015 and 2014, respectively. These shares vest in equal installments over a period of three years. FGL granted 12 thousand restricted shares to an officer in the three months ended December 31, 2014 that vested over a period of one year. In the three months ended December 31, 2014, FGL also granted 100 thousand restricted shares to a certain director which vest in three tranches; 20% on the first anniversary of the grant date; 50% on the second anniversary of the grant date; and 30% on the third anniversary of the grant date. The total fair value of the restricted shares granted in 2015 and 2014 was $1 and $6, respectively.
A summary of FGL’s nonvested restricted shares outstanding as of December 31, 2015, and related activity during the three months then ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding at September 30, 2015	246	$21.92
Granted	26	25.75
Vested	(91)	21.37
Forfeited	(9)	22.54
Nonvested restricted shares outstanding at December 31, 2015	172	22.77
FGL also granted 32 thousand performance restricted stock units (“PRSUs”) to senior executive officers under the Omnibus Plan in the three months ended December 31, 2014. These units vest on September 30, 2016, contingent on the satisfaction of performance criteria and on the officer's continued employment unless otherwise noted in the agreement. PRSUs subject to vesting are adjusted based on FGL's financial yearly performance, which is evaluated on two non-GAAP measures: (1) pre-tax adjusted operating income, and (2) return on equity. Depending on the performance results for each year, the ultimate payout of PRSUs could range from zero to 200% of the target award for each year. One-half of the award is earned based on each year’s results for the awards granted in the three months ended December 31, 2014. The total fair value of the PRSUs granted in the three months ended December 31, 2014 assuming attainment of the target performance level in each year was $1.
A summary of nonvested PRSUs outstanding as of December 31, 2015, and related activity during the three months then ended, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Weighted Average Grant Date Fair Value
Nonvested PRSUs outstanding at September 30, 2015	515	$17.69
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested PRSUs outstanding at December 31, 2015	515	17.69
Additionally, in the three months ended December 31, 2014, FGL granted unrestricted shares totaling 8 thousand to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $0 for the three months ended December 31, 2014.

FGLH Plans
A summary of FGLH's outstanding stock options as of December 31, 2015, and related activity during the three months then ended, is as follows (option amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2015	87	$45.04
Granted	—	—
Exercised	—	—
Forfeited or expired	—	49.45
Stock options outstanding at December 31, 2015	87	45.01
Vested and exercisable at December 31, 2015	86	44.98
Vested or projected to vest at December 31, 2015	86	45.01
At December 31, 2015, the liability for vested or expected to vest stock options was based on the fair values of the outstanding options. The following assumptions were used in the determination of these fair values using the Black-Scholes option pricing model and based on the value of FGLH's common stock:

Weighted average stock option fair value	$88.34
FGLH common stock fair value	$134.00
FGL common stock value	$25.37
Risk-free interest rate	0.47%
Assumed dividend yield	1.14%
Expected option term	0.5 years
Volatility	14.55%
The primary assumption used in the determination of the fair value of FGLH's common stock is the value of the Company's common stock and a discount for lack of liquidity which was reduced to 5% from the historical assumption of 10% due to the shortened expected life of the options as a result of the pending merger transaction with Anbang. The dividend yield is based on the expected dividend rate during the expected life of the option. Expected volatility is based on the range of FGL’s stock prices after the announcement of the pending merger transaction with Anbang. The expected life of the options granted represents the period of time from the grant date to the estimated closing date of the merger transaction with Anbang as this transaction has a high probability of completion, upon closing of the merger transaction the vesting of the options will be accelerated and the options will be paid out as described in “Note 1. Basis of Presentation”, and the option agreements contain a “change in control” provision which requires vesting of the options to be accelerated if the options are not replaced by substantially similar awards after the change in control.
At December 31, 2015, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $8, $8 and $8, respectively. At December 31, 2015, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 4, 4 and 4, respectively. The intrinsic value of stock options exercised and the amount of cash paid upon exercise during the three months ended December 31, 2015 and 2014 was $0 and $0, respectively.

A summary of FGLH's nonvested restricted stock units as of December 31, 2015 and related activity during the three months then ended is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value (a)
Nonvested restricted stock units outstanding at September 30, 2015	11	$49.57
Granted	—	—
Vested	(11)	49.45
Forfeited	—	49.45
Nonvested restricted stock units outstanding at December 31, 2015	—	61.15
(a)    Fair value is based on the value of FGLH’s common stock, not the value of the Company’s common stock.
The amount of cash paid upon vesting for restricted stock units which vested during the three months ended December 31, 2015 and 2014 was $2 and $1, respectively.

(11) Income Taxes

The provision for income taxes represents federal income taxes. The effective tax rate for the three month period ended December 31, 2015 was 34%. The effective tax rate for the three month period ended December 31, 2014 was 39%. The effective tax rate on pre-tax income in the current period differs from the U.S Federal statutory rate primarily due to the impact of favorable permanent adjustments. The largest component impacting the effective tax rate for the comparative three month period was increases to the valuation allowance against the Company’s non-life subsidiary’s deferred tax assets ("DTAs") offsetting the impact of other favorable adjustments.
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
At December 31, 2015, unutilized capital loss carry forwards generated during the tax year ended December 31, 2010 expired. The expiration of the fully valued capital loss carry forward deferred tax assets resulted in deferred income tax expense of $72, fully offset by a valuation allowance of $72 for the three month period ended December 31, 2015.
As of December 31, 2015, the Company had a partial valuation allowance of $48 against its gross deferred tax assets of $334. The valuation allowance is largely an offset to the non-life company deferred tax assets that are considered more likely than not to be unrecoverable due to insufficient sources of future income. In addition, a valuation allowance still exists against life company capital loss carryforwards that are now expected to be utilized in the current fiscal year before they expire. The remaining valuation allowance on life company capital loss carryforwards will be recognized through the effective tax rate during the current fiscal year.

(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of December 31, 2015 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

Asset Type	December 31, 2015
Other invested assets	$87
Other assets	39
Total	$126
Contingencies
Regulatory and Litigation Matters

FGL is involved in various pending or threatened legal proceedings, including purported class actions, arising in the ordinary course of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. In the opinion of FGL management and in light of existing insurance and other potential indemnification, reinsurance and established accruals, such litigation is not expected to have a material adverse effect on FGL’s financial position, although it is possible that the results of operations and cash flows could be materially affected by an unfavorable outcome in any one period.
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2015, FGL has accrued $3 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $3.
The Company has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the "Death Master File") and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, in May 2012, the Company undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states and in some cases has challenged the audits including litigation against the Controller for the State of California which is subject to a stay. FGL believes its current accrual will cover the reasonably estimated liability arising out of these developments, however costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to these matters.
Except for the Eddie L. Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. ("Cressy"), which has been settled, and the putative class action complaint filed by Dale R. Ludwick, discussed below, there have been no material updates to our legal proceedings during the period. See "Note 12. Commitments and Contingencies" in our 2015 Form 10-K for a detailed discussion of our legal proceedings.
On July 5, 2013, Plaintiff Eddie L. Cressy filed a putative class Complaint captioned Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. in the Superior Court of California, County of Los Angeles (the "Court"), Case No. BC-514340. The Complaint was filed after the Plaintiff was unable to maintain an action in federal court. The Complaint asserts, inter alia, that the Plaintiff and members of the putative class relied on Defendants’ advice in purchasing allegedly unsuitable equity-indexed insurance policies.
On January 2, 2015, the Court entered Final Judgment in Cressy, certifying the class for settlement purposes, and approving the class settlement reached on April 4, 2014. On August 10, 2015, the Company tendered $1 to the Settlement Administrator for a claim review fund. The Company implemented an interest enhancement feature for certain policies as part of the class settlement, which enhancement began on October 12, 2015. On December 11, 2015, the parties filed a Joint Motion to amend the January 2, 2015 Final Order and Judgment, to extend the deadline for settlement completion from January 28, 2016 to October 24, 2016.
At December 31, 2015, the Company estimated the total cost for the settlement, legal fees and other costs related to Cressy would be $9, with a liability for the unpaid portion of the estimate of $2. The Company has incurred and paid $4 related to legal fees and other costs and $3 related to settlement costs as of December 31, 2015. Based on the information currently available the Company does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued.
During the third quarter of 2015, the Company, HRG and OM Group (UK) Limited reached a global settlement that resolved all prior outstanding claims arising under the First Amended and Restated Stock Purchase Agreement, dated February 17, 2011 (the "F&G Stock Purchase Agreement") between FGL (previously, HFG) and OMGUK. As a part of the settlement, the Company received $4 to settle its outstanding claim that OMGUK was obligated to indemnify the Company for the costs to defend and the settlement of the actions brought by Plaintiff Cressy.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri, captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. Harbinger Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Re (Cayman) Ltd. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), requests injunctive and declaratory relief seeks unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims the plaintiff overpaid at least $0 for her annuity. The Company believes it has meritorious defenses and intends to vigorously defend the litigation. On April 13, 2015, the Company joined in the filing of a joint motion to dismiss the complaint, which is pending before the Court. As of December 31, 2015, the Company did not have sufficient information to determine whether the Company is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $1, which was accrued during the three months ended December 31, 2015.

(13) Reinsurance
The effect of reinsurance on premiums earned, benefits incurred and reserve changes for the three months ended December 31, 2015 and 2014 were as follows:

	Three months ended
	December 31, 2015		December 31, 2014
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$64	$247	$63	$293
Assumed	—	—	9	7
Ceded	(49)	(66)	(61)	(76)
Net	$15	$181	$11	$224
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three months ended December 31, 2015 and 2014, the Company did not write off any reinsurance balances. During the three months ended December 31, 2015 and 2014, the Company did not commute any ceded reinsurance.
Effective April 1, 2015, Security Life of Denver ("SLD") recaptured a traditional life block of business previously assumed by the Company and simultaneously ceded this business to Wilton Re.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.

(14) Related Party Transactions
FSRCI
We have reinsured certain of our liabilities and obligations to FSRCI. As we are not relieved of our liability to our policyholders for this business, the liabilities and obligations associated with the reinsured policies remain on our unaudited Condensed Consolidated Balance Sheets with a corresponding reinsurance recoverable from FSRCI. In addition to various remedies that we would have in the event of a default by FSRCI, we continue to hold assets in support of the transferred reserves. At December 31, 2015 and September 30, 2015, the Company's reinsurance recoverable included $1,198 and $1,227, respectively, related to FSRCI and funds withheld for reinsurance liabilities included $1,242 and $1,258, respectively, related to FSRCI.
Below are the ceded operating results to FSRCI for the three months ended December 31, 2015 and 2014:

	Three Months Ended
Revenues:	December 31, 2015	December 31, 2014
Premiums	$—	$—
Net investment income	17	16
Net investment gains	1	6
Insurance and investment product fees	1	1
Total revenues	19	23

Benefits and expenses:
Benefits and other changes in policy reserves	(13)	(15)
Acquisition & operating expenses, net of deferrals	(1)	(1)
Total benefits and expenses	(14)	(16)

Operating income	$5	$7
FGL Insurance participates in loans to third parties originated by Salus, an affiliated, limited liability company indirectly owned by HRG. Salus is also considered a VIE as described in “Note 4. Investments” to the Company’s unaudited Condensed Consolidated Financial Statements. Salus originated senior secured asset-based loans to unaffiliated third-party borrowers. In addition to the participation in loans originated by Salus, FGL Insurance also agreed to provide Salus with financing in the form of a revolving loan and promissory note. In January 2014, FSRCI acquired preferred equity interests in Salus which have a 10% per annum return and a total par value of $30 which is included in the FSRCI funds withheld portfolio. Accordingly all income on this asset is ceded to FSRCI. The Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests. The carrying value of these investments in Salus as of December 31, 2015 and September 30, 2015 are disclosed in the tables below.

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
Please refer to "Note 5. Derivative Financial Instruments" to the Company’s unaudited Condensed Consolidated Financial Statements for disclosure of a Canadian dollar foreign exchange swap agreement for two of our Salus loan participations.

The Company’s consolidated related party investments as of December 31, 2015 and September 30, 2015, and related net investment income for the three months ended December 31, 2015 and 2014 are summarized as follows:

		December 31, 2015
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed maturities, available-for-sale	$164	$—	$164
Fortress Investment Group CLOs	Fixed maturities, available-for-sale	184	2	186
Salus preferred equity (a)	Equity securities, available-for-sale	5	—	5
Salus participations (b)	Other invested assets	76	1	77
Energy & Infrastructure Capital ("EIC") participations	Other invested assets	8	—	8
Foreign exchange derivatives and embedded derivatives	Other invested assets	12	—	12
HGI energy loan (c)	Related party loans	78	—	78
Salus promissory note	Related party loans	3	—	3
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) Includes loan participations with 12 different borrowers with an average loan fair value of $6 as of December 31, 2015.
(c) $28 of the total HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

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

		Three months ended
		December 31, 2015	December 31, 2014
Type	Investment Income Classification	Net investment income	Net investment income
Salus CLOs	Fixed maturities	$3	$3
Fortress Investment Group CLOs	Fixed maturities	2	2
Salus participations	Other invested assets	1	5
HGI energy loan	Related party loans	1	1
Salus promissory note	Related party loans	—	1

The Company had realized foreign exchange losses of $2 and $1 for the three months ended December 31, 2015 and 2014, respectively, related to its CAD denominated loan participations originated by Salus. Additionally, the Company had foreign exchange derivative and embedded derivative gains of $2 and $1 for the three months ended December 31, 2015 and 2014, respectively, included in other invested assets. See "Note 5. Derivative Financial Instruments" to the Company’s unaudited Condensed Consolidated Financial Statements for further details.
(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended
	December 31, 2015	December 31, 2014
Net income attributable to common shares - basic	$48	$14

Weighted-average common shares outstanding - basic	58,219	58,283
Dilutive effect of unvested restricted stock & PRSU	294	140
Dilutive effect of stock options	30	31
Weighted-average shares outstanding - diluted	58,543	58,454

Net income per common share:
Basic	$0.82	$0.24
Diluted	$0.82	$0.24
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
The calculation of diluted earnings per share for the three months ended December 31, 2015 and 2014 excludes the incremental effect related to certain outstanding stock options and restricted stock due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is 4 thousand shares for the three months ended December 31, 2015 and 11 thousand shares for the three months ended December 31, 2014.  Also, stock-based compensation awards under the FGLH Plans are settled in cash and, therefore, are excluded from the computation of diluted earnings per share.

(16) Insurance Subsidiary Financial Information and Regulatory Matters
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $220 and $226 at December 31, 2015 and September 30, 2015, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $4 and $2 at December 31, 2015 and September 30, 2015, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $14 and negative $33 as of December 31, 2015 and September 30, 2015, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by National Association of Insurance Commissioners (“NAIC”) 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at December 31, 2015 and September 30, 2015 was $210 and $196, respectively.

On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $42 increase to statutory capital and surplus at December 31,

2015. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $806 (unaudited) to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which will have the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice has no impact on the Company’s unaudited Condensed Consolidated Financial Statements which are prepared in accordance with GAAP.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in “Risk Factors” included in our Annual Report on Form 10-K, for the year ended September 30, 2015 (“2015 Form 10-K”), which can be found at the U.S. Securities & Exchange Commission's ("SEC's") website, www.sec.gov. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	the ability to satisfy the closing conditions, including regulatory approvals, contained in the Merger Agreement

•	the impact on the stock price, business, financial condition and results of operations if the proposed merger is not consummated or not consummated timely;

•	the impact of the operating restrictions in the Merger Agreement and their impact on FGL;

•	litigation arising from the proposed merger;

•	the impact of restrictions in FGL’s debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	the accuracy of management’s assumptions and estimates;

•	the accuracy of our assumptions regarding the fair value and future performance of our investments;

•	our and our insurance subsidiaries’ ability to maintain or improve financial strength ratings;

•	our and our insurance subsidiaries’ potential need for additional capital to maintain our and their financial strength and credit ratings and meet other requirements and obligations;

•	our ability to manage our business in a highly regulated industry, which is subject to numerous legal restrictions and regulations;

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

•	our ability to protect our intellectual property;

•	difficulties arising from outsourcing relationships;

•	the impact on our business of man-made catastrophes, pandemics, and malicious and terrorist acts;

•	our ability to compete in a highly competitive industry and maintain competitive unit costs;

•	adverse consequences if the independent contractor status of our independent insurance marketing organizations (“IMOs”) is successfully challenged;

•	our ability to attract and retain national marketing organizations and independent agents;

•	adverse tax consequences if we generate passive income in excess of operating expenses;

•	significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities;

•	the inability of our subsidiaries and affiliates to generate sufficient cash to service all of their obligations;

•	conflicts of interest between HRG Group, Inc. (formerly, Harbinger Group Inc. ("HRG")) or its affiliates, including Front Street (Cayman) Ltd. (FSRCI");

•	the impact of non-performance of loans originated by Salus Capital Partners, LLC ("Salus");

•	our subsidiaries’ ability to pay dividends to us;

•	the ability to maintain or obtain approval of the Iowa Insurance Division ("IID") and other regulatory authorities as required for our operations and those of our insurance subsidiaries; and

•	the other factors discussed in “Risk Factors”, of our 2015 Form 10-K.
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

Introduction
Management's discussion and analysis reviews our consolidated financial position at December 31, 2015 (unaudited) and September 30, 2015, and the unaudited consolidated results of operations for the three months ended December 31, 2015 and 2014 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Fidelity & Guaranty Life ("FGL"), which was included with our audited consolidated financial statements for the year ended September 30, 2015 included within the Company’s 2015 Form 10-K. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the SEC, including our 2015 Form 10-K, which can be found at the SEC website, www.sec.gov. In this Quarterly Report on Form 10-Q we refer to the three months ended December 31, 2015 and 2014 as the "Fiscal 2016 Quarter" and the "Fiscal 2015 Quarter", respectively.
Overview
We provide our principal life and annuity products through our insurance subsidiaries- Fidelity & Guaranty Life Insurance Company ("FGL Insurance") and Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance"). Our customers range across a variety of age groups and are concentrated in the middle-income market. Our fixed indexed annuities (“FIAs”) provide for pre-retirement wealth accumulation and post-retirement income management. Our life insurance provides wealth protection and transfer opportunities through indexed universal life products. Life and annuity products are primarily distributed through Independent Marketing Organizations ("IMOs") and independent insurance agents.
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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of December 31, 2015, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $3 billion and 3%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for FGL. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the “sleep at night protection” that annuities such as our FIA products afford. Accordingly, the FIA market grew from nearly $12 billion of sales in 2002 to $47 billion of sales in 2014. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual premiums in 2002 to over $2 billion of annual premiums in 2014. Similarly,

Competition
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
Annuity Sales
Sales of annuities and IULs by quarter were as follows:

	Annuity Sales		IUL Sales
(dollars in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
First fiscal quarter	$489	$903	$13	$7
Key Components of Our Historical Results of Operations
Under GAAP, premium collections for fixed indexed annuities, fixed rate annuities, and immediate annuities without life contingency are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the cost of providing index credits to the policyholder), amortization of deferred acquisition cost (“DAC”) and value of business acquired (“VOBA”), other operating costs and expenses, and income taxes.
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
AOI is a non-GAAP economic measure we use to evaluate financial performance each period. AOI is calculated by adjusting net income to eliminate (i) the impact of net investment gains including other-than-temporary impairment ("OTTI") losses recognized in operations, but excluding gains and losses on derivatives hedging our indexed annuity policies, (ii) the effect of changes in the interest rates used to discount the FIA embedded derivative liability, (iii) the effect of change in fair value of reinsurance related embedded derivative, and (iv) the effect of class action litigation reserves. All adjustments to AOI are net of the corresponding VOBA, DAC and income tax impact (using an effective tax rate of 35%) related to these adjustments as appropriate.
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
Critical Accounting Policies and Estimates
The preparation of the Company’s unaudited Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three months ended December 31, 2015, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s 2015 Form 10-K as filed with the SEC.
Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to the Company’s Consolidated Financial Statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following tables set forth the consolidated results of operations and compare the amount of the change between the fiscal periods:

	Fiscal Quarter
	2016	2015	Increase / (Decrease)
Revenues:
Premiums	$15	$11	$4
Net investment income	222	208	14
Net investment gains	63	59	4
Insurance and investment product fees and other	29	20	9
Total revenues	329	298	31
Benefits and other changes in policy reserves	181	224	(43)
Acquisition and operating expenses, net of deferrals	28	29	(1)
Amortization of intangibles	41	16	25
Total benefits and expenses	250	269	(19)
Operating income	79	29	50
Interest expense	(6)	(6)	—
Income before income taxes	73	23	50
Income tax expense	25	9	16
Net income	$48	$14	$34
Annuity sales during the Fiscal 2016 Quarter and the Fiscal 2015 Quarter were $489 and $903, respectively, including $437 and $648, respectively, of FIA sales. As expected, FIA sales were down from the near record level achieved in the prior period as we have intentionally moderated volume to sustain a disciplined approach for new business profitability and capital targets. While we continue to see volatility among product manufacturers in the near-term competitive landscape for FIA's, we believe that the market will continue to expand as demand for indexed products increases over the long-term. Sales of multi-year guarantee annuities ("MYGA") were $52 million in the current quarter as compared to $255 million in the same period last year. We continue to view this business as opportunistic and therefore our MYGA volume will fluctuate from period to period.
Revenues
Premiums
For the Fiscal 2016 Quarter, premiums increased $4, or 36%, to $15 from $11 for the Fiscal 2015 Quarter primarily due to an increase in life-contingent immediate annuity premiums.
Net investment income
Below is a summary of the major components included in net investment income for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter:

	Fiscal Quarter
	2016	2015	Increase / (Decrease)
Fixed maturity available-for-sale securities	$210	$196	$14
Equity available-for-sale securities	8	9	(1)
Related party loans, invested cash, short-term investments, and other investments	8	8	—
Gross investment income	226	213	13
Investment expense	(4)	(5)	1
Net investment income	$222	$208	$14

Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Fiscal Quarter
	2016	2015	Increase / (Decrease)
Yield on AAUM (at amortized cost)	4.87%	4.83%	0.04%
Less: Interest credited and option cost	(2.73)%	(2.99)%	0.26%
Net investment spread	2.14%	1.84%	0.30%
AAUM	$18,239	$17,266	$973

•
The increase in net investment income of $14, or 7%, from the Fiscal 2015 Quarter to the Fiscal 2016 Quarter was primarily due to higher AAUM quarter over quarter. Fiscal 2016 Quarter AAUM of $18 billion compared to Fiscal 2015 Quarter AAUM of $17 billion, respectively. Also contributing to the increase in net investment income was higher investment income on fixed maturity and equity available-for-sale securities driven by higher overall portfolio yields from repositioning activities.

•	The increase in AAUM of $1 billion or 6% from the Fiscal 2015 Quarter to the Fiscal 2016 Quarter was driven by sales growth during the past year and stable retention trends.

Net investment gains
Below is a summary of the major components included in net investment gains for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter:

	Fiscal Quarter
	2016	2015	Increase / (Decrease)
Net realized gains on available-for-sale securities	$(5)	$(3)	$(2)
Realized and unrealized gains (losses) on certain derivative instruments	41	43	(2)
Change in fair value of reinsurance related embedded derivative	27	18	9
Realized on fair value of other derivatives, embedded derivatives and other invested assets	—	1	(1)
Net investment gains	$63	$59	$4

•
The quarter over quarter increase in net investment gains was primarily due to the increase in the fair value of reinsurance related embedded derivative. Specifically, the reinsurance related embedded derivative increased $27 in the Fiscal 2016 Quarter due to a decrease in the unrealized gain position of the FSRCI funds withheld ("FWH") portfolio as a result of credit spread widening and an increase in treasury rates during the quarter, while the reinsurance related embedded derivative increased $18 in the Fiscal 2015 Quarter due to credit spread widening of securities rated BBB and below.

•	Unrealized gains on certain derivative instruments and realized gains on certain derivative instruments decreased $2. See table below for primary drivers of these decreases.

The components of the realized and unrealized gains on certain derivative instruments hedging our indexed annuity products are as follows:

	Fiscal Quarter
	2016	2015	Increase / (Decrease)
Call options:
(Loss) gain on option expiration	$(15)	$43	$(58)
Change in unrealized gain (loss)	51	(4)	55
Futures contracts:
Gain (loss) on futures contracts expiration	3	(2)	5
Change in unrealized gain	2	6	(4)
Total net change in fair value	$41	$43	$(2)

Change in S&P 500 Index during the period	6%	4%	2%
The average index credits to policyholders were as follows:

	Fiscal Quarter
	2016	2015	Increase / (Decrease)
Average Crediting Rate	1%	5%	(4)%
S&P 500 Index:
Point-to-point strategy	2%	5%	(3)%
Monthly average strategy	2%	5%	(3)%
Monthly point-to-point strategy	—%	5%	(5)%
3 year high water mark	19%	27%	(8)%

•
The credits for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created lower crediting rates for all strategies in the Fiscal 2016 Quarter compared to the S&P 500 Index growth for issue dates in the Fiscal 2015 Quarter.

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

Insurance and investment product fees and other
Below is a summary of the major components included in Insurance and investment product fees and other for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter:

	Fiscal Quarter
Insurance and investment product fees and other:	2016	2015	Increase / (Decrease)
Surrender charges	$4	$4	$—
Cost of insurance fees and other income	25	16	9
Total insurance and investment product fees and other	$29	$20	$9

•
The quarter over quarter increase was primarily due to an increase in rider fees on FIA and UL policies during the Fiscal 2016 Quarter. Specifically, guaranteed minimum withdrawal benefit (“GMWB “) rider fees have increased by $5 as a result of steady FIA sales growth over the past year. The cost of insurance ("COI") charges on IUL have also increased due to growth in life sales.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter:

	Fiscal Quarter
	2016	2015	Increase / (Decrease)
FIA market value option liability change	$62	$3	$59
FIA present value future credits & guarantee liability change	(23)	42	(65)
Index credits, interest credited & bonuses	88	150	(62)
Annuity Payments	43	47	(4)
Other policy benefits and reserve movements	11	(18)	29
Total benefits and other changes in policy reserves	$181	$224	$(43)

•
The FIA market value option liability increased $62 during the Fiscal 2016 Quarter compared to a $3 increase during the Fiscal 2015 Quarter. The FIA market value option liability is directly correlated with the change in market value of the derivative assets hedging our FIA policies. Accordingly, the period over period increase of $59 was primarily due to the equity market movements during these respective quarters (see the net investment gain discussion above for details on the change in market value of our derivative assets quarter over quarter).

•
The FIA present value of future credits and guarantee liability change decreased $23 during the Fiscal 2016 Quarter compared to a $42 increase during the Fiscal 2015 Quarter. The period over period decrease of $65 was primarily driven by an increase in longer duration risk free rates during the Fiscal 2016 Quarter, which decreased reserves by $19 compared to a decrease in rates and corresponding reserve increase of $51 during the Fiscal 2015 Quarter.

•
The index credits, interested credited and bonuses were $88 during the Fiscal 2016 Quarter compared to $150 during the Fiscal 2015 Quarter. The period over period decrease of $62 was primarily driven by lower index credits on FIA policies during the Fiscal 2016 Quarter. The decrease in index credits was primarily due to the equity market decline during the Fiscal 2016 Quarter which negatively impacted call options and futures funding the underlying index credits.

Acquisition and operating expenses, net of deferrals
Below is a summary of the major components included in acquisition and operating expenses, net of deferrals for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter:

	Fiscal Quarter
Acquisition and operating expenses, net of deferrals:	2016	2015	Increase / (Decrease)
General expenses	$26	$28	$(2)
Acquisition expenses	73	88	(15)
Deferred acquisition costs	(71)	(87)	16
Total acquisition and operating expenses, net of deferrals	$28	$29	$(1)

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter:

	Fiscal Quarter
Amortization of intangibles related to:	2016	2015	Increase / (Decrease)
Unlocking	$(6)	$1	$(7)
Interest	(11)	(8)	(3)
Amortization	58	23	35
Total amortization of intangibles	$41	$16	$25

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Accordingly, the period over period increases were primarily due to higher gross margins during the Fiscal 2016 Quarter. The increase in gross margins quarter over quarter primarily due to higher net investment income as well as a decrease in the FIA present value of future credits and guarantee liability period over period (see the net investment income and benefits and other changes in policy reserves above for details on the drivers of these changes). Partially offsetting the increase in total amortization during the Fiscal 2016 Quarter was $6 of favorable unlocking primarily related to equity market fluctuations as well as lower current gross profits than expected.

Other items affecting net income
Interest expense
The interest expense reflects the interest incurred on the $300 of outstanding 6.375% senior notes (the "Senior Notes") which were issued by Fidelity & Guaranty Life Holdings, Inc. ("FGLH") in March 2013. The outstanding Senior Notes pay interest semi-annually at a coupon rate of 6.375%.
Income tax expense
Below is a summary of the major components included in Income tax expense (benefit) for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter:

	Fiscal Quarter
	2016	2015	Increase (Decrease)
Income before taxes	$73	$23	$50

Income tax before valuation allowance	97	8	89
Change in valuation allowance	(72)	1	(73)
Income tax	$25	$9	$16
Effective Rate	34%	39%

•
Income tax expense for the Fiscal 2016 Quarter was $25, net of a valuation allowance release of $72, compared to income tax expense of $9 for the Fiscal 2015 Quarter, which includes a valuation allowance expense of $1. The increase in income tax expense of $16 was primarily due to a $50 increase in pre-tax income quarter over quarter. The Fiscal 2016 Quarter valuation allowance release was primarily related to the removal of the valuation allowance against life company capital loss deferred tax assets that expired and were written off, and therefore had no net impact to the overall tax expense.

AOI
The table below shows the adjustments made to reconcile net income to our AOI:

	Fiscal Quarter
Reconciliation from Net income to AOI:	2016	2015	Increase / (Decrease)
Net income	$48	$14	$34
Adjustments to arrive at AOI:
Effect of investment losses, net of offsets	3	2	1
Effect of change in FIA embedded derivative discount rate, net of offsets	(7)	20	(27)
Effect of change in fair value of reinsurance related embedded derivative, net of offsets	(13)	(8)	(5)
Effects of class action litigation reserves, net of offsets	—	(1)	1
AOI	$31	$27	$4

•
AOI for the Fiscal 2016 Quarter was $31 compared to $27 for the Fiscal 2015 Quarter, a quarter over quarter increase of $4. The current quarter results included $3 of unfavorable mortality experience in the immediate annuity product line as well as $2 of expenses related to the ongoing strategic review process and the Company's legacy incentive compensation plan. Partially offsetting these decreases were $2 of favorable adjustments primarily related to lower DAC due to equity market fluctuations and bond prepayment income. Comparatively, the Fiscal 2015 Quarter results included $3 of unfavorable expenses associated with corporate development activities, including mergers & acquisitions, as well as the Company’s legacy incentive compensation plan.

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
As of December 31, 2015 and September 30, 2015, the fair value of our investment portfolio was approximately $19 billion and was divided among the following asset class and sectors:

	December 31, 2015		September 30, 2015
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available-for-sale:
United States Government full faith and credit	$240	1%	$244	1%
United States Government sponsored entities	130	1%	137	1%
United States municipalities, states and territories	1,631	9%	1,608	8%
Corporate securities:
Finance, insurance and real estate	4,572	24%	4,446	23%
Manufacturing, construction and mining	796	4%	772	4%
Utilities, energy and related sectors	1,917	10%	1,849	10%
Wholesale/retail trade	1,050	6%	1,027	5%
Services, media and other	1,490	8%	1,436	8%
Hybrid securities	1,160	6%	1,214	6%
Non-agency residential mortgage-backed securities	1,416	8%	2,025	11%
Commercial mortgage-backed securities	835	4%	882	5%
Asset-backed securities	2,191	12%	2,106	11%
Total fixed maturity available-for-sale securities	17,428	93%	17,746	93%
Equity securities (a)	637	3%	620	3%
Commercial mortgage loans	602	3%	490	3%
Other (primarily derivatives and loan participations)	270	1%	235	1%
Total investments	$18,937	100%	$19,091	100%
(a) Includes investment grade non-redeemable preferred stocks ($535 and $523, respectively) and Federal Home Loan Bank of Atlanta common stock ($35 and $35, respectively).
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

As of December 31, 2015 and September 30, 2015, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $17 billion and $18 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio:

	December 31, 2015		September 30, 2015
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,554	9%	$1,633	9%
AA	1,843	11%	1,930	11%
A	4,350	25%	4,141	23%
BBB	7,454	43%	7,242	41%
BB (a)	758	4%	720	4%
B and below (b)	1,469	8%	2,080	12%
Total	$17,428	100%	$17,746	100%
(a) Includes $64 and $66 at December 31, 2015 and September 30, 2015, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners (“NAIC”) 1 designation.
(b) Includes $1,179 and $1,788 at December 31, 2015 and September 30, 2015, respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of December 31, 2015 and September 30, 2015, included in our fixed maturity AFS securities portfolio are the collateral assets of the funds withheld coinsurance agreement with FSRCI of $1 billion. The following table summarizes the credit quality, by NRSRO rating, of FSRCI fixed income portfolio:

	December 31, 2015		September 30, 2015
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$78	9%	$88	9%
AA	59	6%	69	7%
A	91	10%	87	9%
BBB	278	30%	293	30%
BB	168	18%	168	17%
B and below	252	27%	273	28%
Total	$926	100%	$978	100%
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
The tables below present our fixed maturity securities by NAIC designation as of December 31, 2015 and September 30, 2015:

	December 31, 2015
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,790	$9,897	57%
2	6,783	6,554	38%
3	803	715	4%
4	223	193	1%
5	84	68	—%
6	1	1	—%
Total	$17,684	$17,428	100%

	September 30, 2015
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,062	$10,323	58%
2	6,654	6,586	37%
3	603	567	3%
4	238	210	1%
5	65	60	1%
6	—	—	—%
Total	$17,622	$17,746	100%
The tables below present the collateral assets of the funds withheld coinsurance agreement with FSRCI which were included in our fixed maturity securities as of December 31, 2015 and September 30, 2015:

	December 31, 2015
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$330	$323	35%
2	276	242	26%
3	174	153	17%
4	193	171	18%
5	52	37	4%
6	—	—	—%
Total	$1,025	$926	100%

	September 30, 2015
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$356	$352	36%
2	282	250	26%
3	170	158	16%
4	205	188	19%
5	34	30	3%
6	—	—	—%
Total	$1,047	$978	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our AFS securities, including the fair value and percent of total AFS securities fair value as of December 31, 2015 and September 30, 2015:

	December 31, 2015
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,093	12%
Municipal	1,866	10%
ABS Collateralized Loan Obligation ("CLO")	1,854	10%
Whole Loan Collateralized Mortgage Obligation	1,017	6%
Electric	993	6%
Life Insurance	937	5%
Property and Casualty Insurance	814	5%
CMBS	751	4%
Other Financial Institutions	699	4%
Pipelines	448	2%
Total	$11,472	64%

	September 30, 2015
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$1,979	11%
ABS CLO	1,811	10%
Municipal	1,796	10%
Whole Loan Collateralized Mortgage Obligation	1,431	8%
Life Insurance	959	5%
CMBS	877	5%
Electric	858	5%
Property and Casualty Insurance	798	4%
Other Financial Institutions	694	4%
Pipelines	496	3%
Total	$11,699	65%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2015 and September 30, 2015, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2015		September 30, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$195	$195	$156	$158
Due after one year through five years	1,847	1,831	1,801	1,818
Due after five years through ten years	3,034	2,981	2,947	2,948
Due after ten years	7,288	7,218	6,895	6,993
Subtotal	$12,364	$12,225	$11,799	$11,917
Other securities which provide for periodic payments:
Asset-backed securities	$2,294	$2,191	$2,148	$2,106
Commercial mortgage-backed securities	848	835	878	882
Structured hybrids	659	631	698	679
Residential mortgage-backed securities	1,519	1,546	2,099	2,162
Subtotal	$5,320	$5,203	$5,823	$5,829
Total fixed maturity available-for-sale securities	$17,684	$17,428	$17,622	$17,746

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
The fair value of our investments in subprime and Alt-A RMBS securities was $363 and $814, respectively, as of December 31, 2015 and $522 and $1,240, respectively, as of September 30, 2015.
During the fiscal quarter ended June 30, 2015, we learned of a settlement that we are entitled to receive as a result of our ownership of certain residential mortgage-backed securities that were issued by Countrywide, which was later acquired by Bank of America. Please refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements for additional details.
The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
NAIC Designation:
1	99%	99%
2	—%	1%
3	—%	—%
4	1%	—%
5	—%	—%
6	—%	—%
Total	100%	100%

NRSRO:
AAA	3%	2%
AA	1%	1%
A	5%	4%
BBB	2%	1%
BB and below	89%	92%
Total	100%	100%

Vintage:
2007	19%	25%
2006	36%	41%
2005 and prior	45%	34%
Total	100%	100%

ABS Exposure
As of December 31, 2015, our asset-backed security ("ABS") exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 85% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 15% of total ABS assets, or 2% of total invested assets. As of December 31, 2015, the CLO and non-CLO positions were trading at a net unrealized loss position of $99 and $4, respectively.
The non-CLO exposure as of September 30, 2015 represented 14% of total ABS assets, or 2%, of total invested assets. As of September 30, 2015, the CLO positions were trading at a net unrealized loss position of $43 and non-CLO positions were trading at a net unrealized gain position of $1.

	December 31, 2015		September 30, 2015
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$1,854	85%	$1,811	86%
ABS Auto	14	1%	19	1%
ABS Home Equity	7	—%	7	—%
ABS Other	316	14%	269	13%
Total ABS	$2,191	100%	$2,106	100%

Commercial Mortgage Loans
We rate all CMLs to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor them for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any CML to be impaired (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the CML is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a specific write-down recorded in net realized capital gains (losses) in the unaudited Condensed Consolidated Statements of Operations.
Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of CMLs. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income (loss) to its debt service payments. A DSC ratio of less than 1.0 indicates that property’s operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above. We normalize our DSC ratios to a 25-year amortization period for purposes of our general loan allowance evaluation.

	Debt Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A(a)
December 31, 2015
LTV Ratios:
Less than 50%	$173	$—	$11	$184	30%	$181	30%
50% to 60%	175	19	—	194	31%	189	31%
60% to 75%	239	—	—	239	39%	232	39%
Commercial mortgage loans	$587	$19	$11	$617	100%	$602	100%
September 30, 2015
LTV Ratios:
Less than 50%	$115	$—	$11	$126	25%	$125	25%
50% to 60%	161	20	—	181	37%	180	37%
60% to 75%	185	—	—	185	38%	185	38%
Commercial mortgage loans	$461	$20	$11	$492	100%	$490	100%
(a) N/A - Current DSC ratio not available.

As of December 31, 2015, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.11 times, and a weighted average LTV ratio of 54%.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2015 and September 30, 2015 were as follows:

	December 31, 2015
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$59	$—	$59
United States Government sponsored agencies	25	31	(1)	30
United States municipalities, states and territories	73	504	(16)	488
Corporate securities:
Finance, insurance and real estate	190	1,647	(72)	1,575
Manufacturing, construction and mining	92	694	(152)	542
Utilities, energy and related sectors	184	1,426	(165)	1,261
Wholesale/retail trade	117	494	(34)	460
Services, media and other	148	1,110	(105)	1,005
Hybrid securities	38	694	(57)	637
Non-agency residential mortgage-backed securities	149	776	(32)	744
Commercial mortgage-backed securities	82	614	(21)	593
Asset-backed securities	244	2,112	(105)	2,007
Total fixed maturity available-for-sale securities	1,344	10,161	(760)	9,401
Equity securities	15	112	(5)	107
Total	1,359	$10,273	$(765)	$9,508

	September 30, 2015
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale:
United States Government sponsored agencies	21	31	—	31
United States municipalities, states and territories	60	427	(15)	412
Corporate securities:
Finance, insurance and real estate	129	1,136	(52)	1,084
Manufacturing, construction and mining	77	588	(105)	483
Utilities and related sectors	151	997	(96)	901
Wholesale/retail trade	94	399	(26)	373
Services, media and other	126	904	(75)	829
Hybrid securities	46	672	(42)	630
Non-agency residential mortgage-backed securities	135	712	(26)	686
Commercial mortgage-backed securities	50	405	(10)	395
Asset-backed securities	197	1,696	(47)	1,649
Total fixed maturity available-for-sale securities	1,086	7,967	(494)	7,473
Equity securities	22	147	(4)	143
Total	1,108	$8,114	$(498)	$7,616
The gross unrealized loss position on the available-for-sale fixed and equity portfolio as of December 31, 2015, was $765, an increase of $267 from $498 as of September 30, 2015. This was primarily due to credit spread widening and an increase in risk free rates to 227bps from 204bps. Corporate bonds represented 65% or $174 of the increase in gross unrealized losses as credit spreads were wider in the energy, metals and mining sectors.  The utilities and energy sector experienced the largest increase in unrealized losses, growing from $96 to $165. Additionally, asset-backed securities represented 22% or $58 of the increase in gross unrealized losses. Our asset-backed securities include CLOs where the underlying collateral is leveraged loans that were negatively impacted by increased high yield spreads.

Our municipal bond exposure is a combination of general obligation bonds (fair value of $340 and an amortized cost of $320 as of December 31, 2015) and special revenue bonds (fair value of $1,291 and amortized cost of $1,223 as of December 31, 2015). Across all municipal bonds, the largest issuer represented 7% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 95% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2015 and September 30, 2015, were as follows:

	December 31, 2015				September 30, 2015
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	82	$821	$594	$(228)	35	$279	$200	$(79)
Six months or more and less than twelve months	2	6	3	(2)	2	31	18	(13)
Twelve months or greater	2	31	16	(15)	—	—	—	—
Total investment grade	86	858	613	(245)	37	310	218	(92)

Below investment grade:
Less than six months	48	179	118	(62)	29	126	84	(42)
Six months or more and less than twelve months	6	59	27	(31)	—	—	—	—
Twelve months or greater	1	—	—	—	1	—	—	—
Total below investment grade	55	238	145	(93)	30	126	84	(42)
Total	141	$1,096	$758	$(338)	67	$436	$302	$(134)
OTTI and Watch List
We have a policy and process in place to identify securities in our investment portfolio each quarter for which we should recognize impairments.
At each balance sheet date, we identify invested assets which have characteristics that create uncertainty as to our future assessment of an OTTI (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, we review not only a change in current price relative to the asset's amortized cost, but also the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically, for corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. On a quarterly basis, we review structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential OTTI and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. At December 31, 2015 and September 30, 2015, our watch list included one hundred forty-four and seventy securities, respectively, in an unrealized loss position with an amortized cost of $1,096 and $436, unrealized losses of $338 and $134, and a fair value of $758 and $302, respectively. As part of the cash flow testing analysis, we evaluated each of these securities to assess the following:

•	whether the issuer is currently meeting its financial obligations

•	its ability to continue to meet these obligations

•	its existing cash available

•	its access to additional available capital

•	any expense management actions the issuer has taken; and

•	whether the issuer has the ability and willingness to sell non-core assets to generate liquidity

Based on our analysis, these securities demonstrated that the December 31, 2015 and September 30, 2015 carry values were fully recoverable.
There were seven and five structured securities with a fair value of $8 and $3, respectively, on the watch list to which we had potential credit exposure as of December 31, 2015 and September 30, 2015. Our analysis of these structured securities, which included cash flow testing results, demonstrated the December 31, 2015 and September 30, 2015 carrying values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of December 31, 2015 and September 30, 2015.
As of December 31, 2015 and September 30, 2015, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2015, refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements.
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
We also hold cash and cash equivalents received from counterparties for call option collateral, as well as U.S. Government securities pledged as call option collateral, if our counterparty’s net exposures exceed pre-determined thresholds. See "Note 5. Derivative Financial Instruments" to our unaudited Condensed Consolidated Financial Statements for additional information regarding our derivatives and our exposure to credit loss on call options.
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

Liquidity and Capital Resources
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities provided cash of $140 and $89 in the Fiscal 2016 Quarter and the Fiscal 2015 Quarter, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL. As a holding company with no operations of its own, FGL derives its cash primarily from its insurance subsidiaries and FGLH, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through FGLH to FGL.

The sources of liquidity of the holding company are principally comprised of dividends from subsidiaries, bank lines of credit (at FGLH level) and the ability to raise long-term public financing under an SEC-filed registration statement or private placement offering. These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding acquisitions and investment in core businesses.

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
Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Quarter
Cash provided by (used in):	2016	2015	Increase / (Decrease)
Operating activities	$140	$89	$51
Investing activities	(204)	(570)	366
Financing activities	130	461	(331)
Net increase (decrease) in cash and cash equivalents	$66	$(20)	$86
Operating Activities
Cash provided by operating activities totaled $140 for the Fiscal 2016 Quarter compared to cash provided by operating activities of $89 for the Fiscal 2015 Quarter. The $51 improvement was principally due to a $27 increase in cash and short-term collateral from our derivative counterparties, a $13 decrease in acquisition costs as a result of lower sales during the current period and a $2 increase of investment income receipts period over period.
Investing Activities
Cash used in investing activities was $204 for the Fiscal 2016 Quarter, as compared to cash used in investing activities of $570 for the Fiscal 2015 Quarter. The $366 reduction in cash used in investing activities was principally due to a decrease in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.
Financing Activities
Cash provided by financing activities was $130 for Fiscal 2016 Quarter compared to cash provided by financing activities of $461 for Fiscal 2015 Quarter. The issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments resulted in a decrease in net cash of $333 quarter over quarter, partially offset by a $2 increase related to the exercise of employee stock options during the Fiscal 2016 Quarter.
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

During the third quarter of Fiscal 2015, we made two investments that required us to execute commitments for additional future investment. The Company committed to fund a $75 investment in a Business Development Company over a four year period, and has funded $29 as of December 31, 2015. Additionally, the Company committed to fund a $35 investment in a limited partnership fund over three years, $8 of which was funded as of December 31, 2015, resulting in a $27 remaining commitment as of December 31, 2015. Please refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements for additional details on these new investments and "Note 12. Commitments and Contingencies" to our unaudited Condensed Consolidated Financial Statements for additional details of these unfunded commitments.

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
Market Risk Factors
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. We have significant holdings in financial instruments and are naturally exposed to a variety of market risks. We are primarily exposed to interest rate risk, credit risk and equity price risk and have some exposure to counterparty risk, which affect the fair value of financial instruments subject to market risk.
Enterprise Risk Management
For information about our enterprise risk management see "Part II - Item 7a Quantitative and Qualitative Disclosures about Market Risk" included our 2015 Form 10-K.
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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, common stocks and the collateral assets of the funds withheld coinsurance agreement with FSRCI as of December 31, 2015, is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$6,835	38%
5-9	6,332	35%
10-14	4,282	23%
15-20	727	4%
Total	$18,176	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The carrying value of our fixed maturity portfolio totaled $17 billion and $18 billion at December 31, 2015 and September 30, 2015, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In connection with the use of call options, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst four different approved counterparties to limit the concentration in one counterparty. Our policy allows for the purchase of derivative instruments from nationally recognized investment banking institutions with the equivalent of an S&P rating of A- or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See "Note 5. Derivatives" to our unaudited Condensed Consolidated Financial Statements for additional information regarding our exposure to credit loss.

Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

(dollars in millions)		December 31, 2015				September 30, 2015
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,225	$28	$—	$28	$2,233	$16	$—	$16
Deutsche Bank	A-/A3/BBB+	2,717	48	24	24	2,482	26	—	26
Morgan Stanley	*/A1/A+	4,084	64	49	15	4,086	35	7	28
Barclay's Bank	A/A2/A-	394	5	—	5	392	4	—	4
Total		$9,420	$145	$73	$72	$9,193	$81	$7	$74
(a) An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of December 31, 2015:

(in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reinsurance	$1,492	A	Not Rated	Not Rated
Front Street Re	1,198	Not Rated	Not Rated	Not Rated
Security Life of Denver	143	A	A	A2
Scottish Re	143	Not Rated	Not Rated	Not Rated
London Life	107	A	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of December 31, 2015 that would require an allowance for uncollectible amounts.

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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the Fiscal 2016 Quarter, the annual index credits to policyholders on their anniversaries were $32. Proceeds received at expiration on options related to such credits were $27. This shortfall is funded by futures income and our net investment spread earnings.
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
If interest rates were to increase 100 basis points from levels at December 31, 2015, the estimated fair value of our fixed maturity securities would decrease by approximately $1,125 of which $48 relates to the FSRCI funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the FSRCI funds withheld assets and be reflected in the Company’s Consolidated Statement of Operations. The

impact on shareholders’ equity of such decrease, net of income taxes (assumes a 35% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $494 in AOCI and a decrease of $472 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at December 31, 2015, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $174.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $64, our call option investments to decrease by approximately $10 based on equity positions and our FIA embedded derivative liability to decrease by approximately $14 as of December 31, 2015. Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
See "Note 12. Commitments and Contingencies" to the Company’s unaudited Condensed Consolidated Financial Statements included in Part I—Item 1. Financial Statements.

Item 1A.	Risk Factors
A detailed discussion of our risk factors can be found in our 2015 Form 10-K, which can be found at the SEC's website www.sec.gov. There have been no material changes to the risk factors disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.    Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

2.1
Agreement and Plan of Merger, dated as of November 8, 2015, by and among Anbang Insurance Group Co., Ltd., AB Infinity Holding, Inc., AB Merger Sub, Inc. and Fidelity & Guaranty Life (incorporated by reference to our Form 8-K, filed on November 9, 2015 (File No. 001-36227)).

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

FIDELITY & GUARANTY LIFE (Registrant)

Dated:	February 3, 2016	By:	/s/ Dennis Vigneau
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)