Form 10-Q
period 2016-03-31
Fidelity & Guaranty Life
filed 2016-05-04
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
There were 58,964,396 shares of the registrant’s common stock outstanding as of May 2, 2016.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2016	September 30, 2015
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: March 31, 2016 - $18,069; September 30, 2015 - $17,622)	$18,057	$17,746
Equity securities, available-for-sale, at fair value (amortized cost: March 31, 2016 - $584; September 30, 2015 - $597)	620	620
Derivative investments	158	82
Commercial mortgage loans	613	491
Other invested assets	132	155
Total investments	19,580	19,094
Related party loans	76	78
Cash and cash equivalents	496	502
Accrued investment income	209	191
Reinsurance recoverable	3,512	3,579
Intangibles, net	1,170	988
Deferred tax assets	228	228
Other assets	228	265
Total assets	$25,499	$24,925

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$18,295	$17,770
Future policy benefits	3,463	3,468
Funds withheld for reinsurance liabilities	1,210	1,267
Liability for policy and contract claims	51	55
Debt	300	300
Other liabilities	669	563
Total liabilities	23,988	23,423

Commitments and contingencies

Shareholders' equity:
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued at March 31, 2016 and September 30, 2015)	$—	$—
Common stock ($.01 par value, 500,000,000 shares authorized, 58,964,396 issued and outstanding at March 31, 2016; 58,870,823 shares issued and outstanding at September 30, 2015)	1	1
Additional paid-in capital	720	714
Retained earnings	759	710
Accumulated other comprehensive income	43	88
Treasury stock, at cost (537,613 shares at March 31, 2016; 512,391 shares at September 30, 2015)	(12)	(11)
Total shareholders' equity	1,511	1,502
Total liabilities and shareholders' equity	$25,499	$24,925

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended		Six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
	(Unaudited)		(Unaudited)
Revenues:
Premiums	$16	$15	$31	$26
Net investment income	227	208	449	416
Net investment (losses) gains	(42)	(58)	21	1
Insurance and investment product fees and other	32	22	61	42
Total revenues	233	187	562	485
Benefits and expenses:
Benefits and other changes in policy reserves	188	172	369	396
Acquisition and operating expenses, net of deferrals	27	28	55	57
Amortization of intangibles	(3)	(7)	38	9
Total benefits and expenses	212	193	462	462
Operating income (loss)	21	(6)	100	23
Interest expense	(6)	(6)	(12)	(12)
Income (loss) before income taxes	15	(12)	88	11
Income tax expense	6	—	31	9
Net income (loss)	$9	$(12)	$57	$2

Net income (loss) per common share:

Basic	$0.16	$(0.21)	$0.98	$0.03
Diluted	$0.16	$(0.21)	$0.98	$0.03
Weighted average common shares used in computing net income (loss) per common share:
Basic	58,306,784	58,033,064	58,262,922	58,159,572
Diluted	58,610,762	58,033,064	58,573,472	58,331,854

Cash dividend per common share	$0.065	$0.065	$0.130	$0.130

Supplemental disclosures:
Total other-than-temporary impairments	$(1)	$(61)	$(11)	$(61)
Net other-than-temporary impairments	(1)	(61)	(11)	(61)
(Losses) Gains on derivative instruments	(49)	1	21	63
Other realized investment gains (losses)	8	2	11	(1)
Total net investment (losses) gains	$(42)	$(58)	$21	$1

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three months ended		Six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
	(Unaudited)		(Unaudited)
Net income (loss)	$9	$(12)	$57	$2

Other comprehensive income (loss):
Unrealized investment (losses) gains:
Change in unrealized investment gains (losses) before reclassification adjustment	247	111	(126)	100
Net reclassification adjustment for (gains) losses included in net income	(7)	58	—	62
Changes in unrealized investment gains (losses) after reclassification adjustment	240	169	(126)	162
Adjustments to intangible assets	(79)	(71)	56	(70)
Changes in deferred income tax asset/liability	(56)	(34)	25	(33)
Net changes to derive comprehensive income (loss) for the period	105	64	(45)	59
Comprehensive income, net of tax	$114	$52	$12	$61

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity

Balance, September 30, 2015	$—	$1	$714	$710	$88	$(11)	$1,502
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(8)	—	—	(8)
Common stock issued under employee plans	—	—	2	—	—		2
Net income	—	—	—	57	—	—	57
Unrealized investment losses, net	—	—	—	—	(45)	—	(45)
Stock compensation	—	—	4	—	—	—	4
Balance, March 31, 2016	$—	$1	$720	$759	$43	$(12)	$1,511

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended
	March 31, 2016	March 31, 2015
	(Unaudited)
Cash flows from operating activities:
Net income	$57	$2
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	5	8
Amortization	(24)	(24)
Deferred income taxes	25	—
Interest credited/index credit to contractholder account balances	291	330
Net recognized (gains) on investments and derivatives	(21)	(1)
Charges assessed to contractholders for mortality and administration	(50)	(32)
Deferred policy acquisition costs, net of related amortization	(126)	(165)
Changes in operating assets and liabilities:
Reinsurance recoverable	5	(4)
Future policy benefits	(5)	(23)
Funds withheld from reinsurers	(49)	(11)
Collateral posted	65	7
Other assets and other liabilities	(7)	(56)
Net cash provided by operating activities	166	31
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	1,282	1,806
Proceeds from derivatives instruments and other invested assets	105	233
Proceeds from commercial mortgage loans	5	32
Cost of available-for-sale investments acquired	(1,715)	(2,218)
Costs of derivatives instruments and other invested assets	(146)	(181)
Costs of commercial mortgage loans	(87)	(200)
Related party loans	(4)	38
Capital expenditures	(4)	(3)
Net cash (used in) investing activities	(564)	(493)
Cash flows from financing activities:
Treasury stock	(1)	(10)
Common stock issued under employee plans	2	—
Dividends paid	(8)	(8)
Contractholder account deposits	1,253	1,538
Contractholder account withdrawals	(854)	(785)
Net cash provided by financing activities	392	735
Change in cash & cash equivalents	(6)	273
Cash & cash equivalents, beginning of period	502	576
Cash & cash equivalents, end of period	$496	$849

Supplemental disclosures of cash flow information
Interest paid	$10	$9
Taxes paid	$1	$28

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation
Fidelity & Guaranty Life (“FGL” and, collectively with its subsidiaries, the “Company”) is a subsidiary of HRG Group, Inc. (formerly, Harbinger Group Inc. (“HRG”)). The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in Fidelity & Guaranty Life and Subsidiaries' Annual Report on Form 10-K, for the year ended September 30, 2015 (“2015 Form 10-K”), should be read in connection with the reading of these interim unaudited condensed consolidated financial statements. Dollar amounts in the accompanying sections are presented in millions, unless otherwise noted. Premiums and benefits of certain reinsurance contracts, including the reinsurance contract with Front Street Re (Cayman) Ltd. ("FSRCI"), are presented on a net basis in the accompanying unaudited Condensed Consolidated Statements of Operations and related footnotes.
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
At the effective time of the Merger, each, vested and unvested, FGL option to purchase shares of common stock, restricted shares of common stock, and performance-based restricted stock will become fully vested and automatically converted into the right to receive a cash payment in an amount pursuant to the Merger Agreement.  In addition, at such time, each, vested and unvested, stock option and restricted stock unit relating to shares of Fidelity & Guaranty Life Holdings, Inc., a subsidiary of FGL (“FGLH”) will become fully vested and automatically converted into the right to receive a cash payment in an amount pursuant to the Merger Agreement, and each dividend equivalent held in respect of a share of FGLH stock (a “DER”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such DER.
The Merger is subject to closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division, New York Department of Financial Services, Vermont Department of Financial Regulation, China Insurance Regulatory Commission, and the Committee on Foreign Investment in the United States ("CFIUS"). On November 25, 2015, FGL obtained the requisite approval for the Merger from the Vermont Department of Financial Regulation. On March 14, 2016, FGL received notification from CFIUS that it had concluded all action under Section 721 of the Defense Production Act of 1950, as amended, and determined that there are no unresolved national security concerns with respect to the merger. Upon termination of the Merger Agreement, under specified circumstances, FGL may be required to pay a termination fee to Anbang and its subsidiaries of $51.
Certain GAAP policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in our 2015 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three and six months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2016.  All material inter-company accounts and transactions have been eliminated in consolidation.  Amounts reclassified out of other comprehensive income are reflected in net investment gains in the unaudited Condensed Consolidated Statements of Operations.
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
Recent Accounting Pronouncements
Amendments to Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the Financial Accounting Standards Board ("FASB") issued amended guidance (Accounting Standards Update ("ASU") 2016-01, Financial Instruments- Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities), effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Notable amendments in this update will:

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
Amendments to Lease Accounting
In February 2016, the FASB issued amended guidance (ASU 2016-02, Leases (Topic 842)), effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Notable amendments in this update will:

•
require entities to recognize the rights and obligations resulting from all leases or lease components of contracts, including operating leases, as lease assets and lease liabilities, with an exception allowed for leases with a term of 12 months or less

•
create a distinction between finance leases and operating leases, with classification criteria substantially similar to that for distinguishing between capital leases and operating leases under previous guidance

•	not retain the accounting model for leveraged leases under previous guidance for leases that commence after the effective date of ASU 2016-02

•	provide additional guidance on separating the lease components from the nonlease components of a contract

•	require qualitative disclosures along with specific quantitative disclosures to provide information regarding the amount, timing, and uncertainty of cash flows arising from leases

•
include modifications to align lessor accounting with the changes to lessee accounting, as well as changes to the requirements of recognizing a transaction as a sale and leaseback transaction, however, these changes will have no impact on the Company's current lease arrangements

The amendments in this ASU may be early adopted. The amendments are required to be applied at the beginning of the earliest period presented using a modified retrospective approach (including several optional practical expedients related to leases commenced before the effective date). The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued amended guidance (ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting), effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Notable amendments in this update will simplify accounting for employee share-based payments in the following ways:

•
all excess tax benefits and tax deficiencies will be recognized as income tax expense (benefit) on the income statement, as opposed to current GAAP which recognizes excess tax benefits in additional paid-in capital (only recognized when the deduction reduces taxes payable) and tax deficiencies as an offset to accumulated excess tax benefits or on the income statement

•
excess tax benefits will be classified along with other income tax cash flows as an operating activity on the cash flow statement (under current GAAP excess tax benefits are classified as a financing activity)

•	an entity can elect to account for forfeitures as they occur or, as under current GAAP, accrue compensation cost based on an estimate of the number of awards that are expected to vest

•
the threshold for an award to qualify for equity classification when shares are withheld to meet the employer's statutory withholding requirements now permits withholding up to the maximum statutory tax rates in applicable jurisdictions, as opposed to current GAAP which does not allow equity classification for an award if shares withheld are in excess of the employer's minimum statutory withholding requirements

•	cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity
The amendments in this ASU may be early adopted during any interim or annual period. All amendments must be adopted in the same period. If adopted during an interim period, the amendments are required to be reflected as of the beginning of the fiscal year that includes the interim period. Amendments related to timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. The amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied using either a prospective transition method or a retrospective transition method. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
(3) Significant Risks and Uncertainties

Regulatory Changes

Federal Regulation

In April 2016, the Department of Labor (“DOL”) released its final “fiduciary” rule which could have a material impact on the Company, its products, distribution, and business model. The final rule treats persons who provide investment advice or recommendations for a fee or other compensation with respect to assets of an employer plan or individual retirement account ("IRA") as fiduciaries of that plan or IRA. Significantly, the rule expands the definition of fiduciary under Employee Retirement Income Security Act of 1974 ("ERISA") to apply to persons, including insurance agents, who advise and sell products to IRA owners. As a practical matter, this means insurance agents selling the Company’s IRA products must qualify for a prohibited transaction exemption which requires the agent and financial institution meet various restrictions including a requirement that an annuity sale be in the best interest of the client without regard for the agent’s, financial institution’s or other party’s financial or other interests, and that any compensation paid to the agent and financial institution be reasonable. The final rule is effective June 2016 and generally applicable in April 2017. The rule has generated considerable controversy and it is anticipated there will be industry efforts to block implementation of the rule both in Congress and possibly through court actions. The success or failure of these efforts cannot be predicted. Assuming the rule is not blocked, the precise impact of the rule on the financial services industry more generally, and the impact on the Company and its business in particular, is difficult to assess because the rule is new and still being studied. At this time, while the rule is still under review, the ultimate effect of the rule may be adverse for companies that offer IRA products, could impact compensation paid to agents in connection with IRA sales, and could expose the Company to litigation risk.
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
Concentrations of Financial Instruments
As of March 31, 2016 and September 30, 2015, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the banking industry with a fair value of $2,152 or 11% and $1,979 or 10%, respectively, of the invested assets portfolio. The Company’s holdings in this industry include investments in 88 different issuers with the top ten investments accounting for 36% of the total holdings in this industry. As of March 31, 2016 and September 30, 2015, the Company had investments in 1 issuer, Wells Fargo & Company (the Company's largest concentration in any single issuer as of March 31, 2016 and September 30, 2015), that exceeded 10% of shareholders' equity with a total fair value of $171 or 1% and $170 or 1%, respectively, of the invested assets portfolio.

The Company has exposure to the commodities sector via holdings in both energy-related and metal-related issuers.  The energy-related exposure is diversified across sub-sectors and 115 issuers as of March 31, 2016. The metal-related exposure is diversified across sub-sectors and 37 issuers as of March 31, 2016. Individual energy-related and metal-related holdings vary in their sensitivity to commodity price movements. At March 31, 2016, the Company held energy-related investments with an amortized cost and fair value of $1,605 and $1,424, respectively; and held-metal related investments with an amortized cost and fair value of $631 and $552, respectively. At September 30, 2015, the Company held energy-related investments with an amortized cost and fair value of $1,538 and $1,414, respectively; and held metal-related investments with an amortized cost and fair value of $613 and $513, respectively. At both March 31, 2016 and September 30, 2015, the Company's holdings in energy-related and metal-related investments were 7% and 3% of the investment portfolio, respectively. The Company has recognized $0 and $6 other-than-temporary-impairment losses on metal-related investments for the three and six months ended March 31, 2016 and none for energy-related holding and recognized no other-than-temporary-impairment losses for both metal and energy related investments in the three and six months ended March 31, 2015.
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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) and Front Street Re (Cayman) Ltd. ("FSRCI") an affiliate, that could have a material impact on the Company’s financial position in the event that Wilton Re or FSRCI fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of March 31, 2016. As of March 31, 2016, the net amount recoverable from Wilton Re was $1,512 and the net amount recoverable from FSRCI was $1,171. The coinsurance agreement with FSRCI is on a funds withheld basis. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4) Investments
The Company’s debt and equity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) (“AOCI”) net of associated adjustments for deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and deferred income taxes. The Company’s consolidated investments at March 31, 2016 and September 30, 2015 are summarized as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for sale securities
Asset-backed securities	$2,352	$2	$(164)	$2,190	$2,190
Commercial mortgage-backed securities	847	10	(23)	834	834
Corporates	10,321	430	(375)	10,376	10,376
Equities	584	40	(4)	620	620
Hybrids	1,310	47	(92)	1,265	1,265
Municipals	1,525	149	(8)	1,666	1,666
Residential mortgage-backed securities	1,481	51	(50)	1,482	1,482
U.S. Government	233	11	—	244	244
Total available-for-sale securities	18,653	740	(716)	18,677	18,677
Derivative investments	223	28	(93)	158	158
Commercial mortgage loans	613	—	—	615	613
Other invested assets	138	—	(6)	132	132
Total investments	$19,627	$768	$(815)	$19,582	$19,580

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for-sale securities
Asset-backed securities	$2,148	$5	$(47)	$2,106	$2,106
Commercial mortgage-backed securities	878	14	(10)	882	882
Corporates	9,533	351	(354)	9,530	9,530
Equities	597	27	(4)	620	620
Hybrids	1,211	45	(42)	1,214	1,214
Municipals	1,520	103	(15)	1,608	1,608
Residential mortgage-backed securities	2,099	89	(26)	2,162	2,162
U.S. Government	233	11	—	244	244
Total available-for-sale securities	18,219	645	(498)	18,366	18,366
Derivative investments	218	13	(149)	82	82
Commercial mortgage loans	491	—	—	490	491
Other invested assets	164	—	(9)	153	155
Total investments	$19,092	$658	$(656)	$19,091	$19,094
Included in AOCI were cumulative gross unrealized gains of $1 and gross unrealized losses of $2 related to the non-credit portion of other-than-temporary impairments ("OTTI") on non-agency residential mortgage-backed securities ("RMBS") at March 31, 2016 and September 30, 2015, respectively. The non-agency RMBS unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired.
Securities held on deposit with various state regulatory authorities had a fair value of $16,457 and $16,012 at March 31, 2016 and September 30, 2015, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.
At March 31, 2016 and September 30, 2015, the company held investments that were non-income producing for a period greater than twelve months with fair values of $15 and $0, respectively.
In accordance with the Company's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $493 and $524 at March 31, 2016 and September 30, 2015, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	March 31, 2016
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$229	$229
Due after one year through five years	1,824	1,836
Due after five years through ten years	3,086	3,114
Due after ten years	7,527	7,683
Subtotal	12,666	12,862
Other securities which provide for periodic payments:
Asset-backed securities	2,352	2,190
Commercial mortgage-backed securities	847	834
Structured hybrids	723	689
Residential mortgage-backed securities	1,481	1,482
Subtotal	5,403	5,195
Total fixed maturity available-for-sale securities	$18,069	$18,057
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
Based on the results of our process for evaluating available-for-sales securities in unrealized loss positions for OTTI discussed above, the Company determined that the unrealized losses as of March 31, 2016 were primarily due to credit spread widening. Additionally, pressure in the commodity and energy markets affected the prices of securities held in these sectors, as did weakness in the high yield market which affected prices of leveraged loans typically used to collateralize CLO debt obligations; however the overall average rating of the Company’s holdings in these sectors remains investment grade. Based on this and other factors considered, the Company determined that the unrealized losses on the securities presented in the table below were not OTTI as of March 31, 2016.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	March 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$1,253	$(82)	$763	$(82)	$2,016	$(164)
Commercial mortgage-backed securities	488	(20)	43	(3)	531	(23)
Corporates	1,989	(150)	1,314	(225)	3,303	(375)
Equities	31	(1)	55	(3)	86	(4)
Hybrids	402	(16)	294	(76)	696	(92)
Municipals	95	(1)	123	(7)	218	(8)
Residential mortgage-backed securities	365	(15)	455	(35)	820	(50)
Total available-for-sale securities	$4,623	$(285)	$3,047	$(431)	$7,670	$(716)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						689
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						403
Total number of available-for-sale securities in an unrealized loss position						1,092

	September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$816	$(14)	$833	$(33)	$1,649	$(47)
Commercial mortgage-backed securities	262	(8)	133	(2)	395	(10)
Corporates	2,342	(201)	1,328	(153)	3,670	(354)
Equities	37	—	106	(4)	143	(4)
Hybrids	88	(4)	542	(38)	630	(42)
Municipals	220	(6)	192	(9)	412	(15)
Residential mortgage-backed securities	423	(10)	294	(16)	717	(26)
Total available-for-sale securities	$4,188	$(243)	$3,428	$(255)	$7,616	$(498)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						712
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						396
Total number of available-for-sale securities in an unrealized loss position						1,108
At March 31, 2016 and September 30, 2015, securities in an unrealized loss position were primarily concentrated in investment grade, asset-backed, hybrid and corporate debt instruments.
At March 31, 2016 and September 30, 2015, securities with a fair value of $521 and $302, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 3% and 2% of the carrying value of all investments at March 31, 2016 and September 30, 2015, respectively.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the three and six months ended March 31, 2016 and 2015, for which a portion of the OTTI was recognized in AOCI:

	Three months ended		Six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Beginning balance	$3	$3	$3	$3
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—	—	—
OTTI was not previously recognized	—	—	—	—
Ending balance	$3	$3	$3	$3
The Company recognized $1 and $11 of credit impairment losses in operations during the three and six months ended March 31, 2016, respectively, related to fixed maturity securities with an amortized cost of $89 and a fair value of $78 at March 31, 2016. During the three and six months ended March 31, 2015, the Company recognized $61 of credit impairment losses in operations related to asset-backed, corporate securities and other invested assets with an amortized cost of $116 and a fair value of $55 at March 31, 2015.
Details underlying write-downs taken as a result of OTTI that were recognized in "Net income" and included in net realized gains on securities were as follows:

	Three months ended		Six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
OTTI Recognized in Net Income:
Asset-backed securities	$1	$24	$5	$24
Corporates	—	2	6	2
Other invested assets	—	35	—	35
Total	$1	$61	$11	$61
The portion of OTTI recognized in AOCI is disclosed in the unaudited Condensed Consolidated Statements of Comprehensive Income.
In the second quarter of Fiscal 2015, the Company recognized credit-related impairment losses of $59, net of reinsurance, on available-for-sale debt securities, available-for-sale equity securities and other invested assets related to direct and indirect investments in RadioShack Corporation ("RSH") and other loans because the Company concluded the decline in the fair value of these investments was other-than-temporary. A summary of the RSH-related impairments by investment is as follows:

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

•
Preferred equity - The Company utilized a price from a third party valuation firm which considered the updated fair value estimates of the Salus Capital Partners. LLC ("Salus") CLO and the Salus participation in RSH, both of which Salus owns investment interests in.

•	Participations - The Company considered the recovery of the underlying loan collateral for RSH based on the evidence obtained.
The total gross impact of the impairment losses above, excluding reinsurance with FSRCI was $81 for the second fiscal quarter ended March 31, 2015. RSH filed for bankruptcy on February 5, 2015.  In late March 2015, the Court awarded a sale of assets at auction to another bidder, causing our collateral claim to become more junior to other claimants and resulting in our conclusion that the Company had realized an OTTI. As of March 31, 2016, substantially all of RSH assets in the estate have been converted to cash through liquidation and the fair value of the Company's RSH-related holdings reflects these cash balances, net of expenses. While substantially all assets represent cash, the wind-down process continues; therefore, some variability still exists in the fair value related to these costs. Please refer to "Note 14. Related Party Transactions” to the Company’s unaudited Condensed Consolidated Financial Statements for more detail on the investments impacted by this impairment.
Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 3% of the Company’s total investments as of March 31, 2016 and September 30, 2015. The Company primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to reduce concentration risk. Subsequent to origination, the Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	March 31, 2016		September 30, 2015
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Funeral home	$1	—%	$1	—%
Hotel	23	4%	13	3%
Industrial - General	37	6%	38	8%
Industrial - Warehouse	86	14%	76	15%
Multifamily	71	12%	64	13%
Office	173	28%	137	28%
Retail	223	36%	163	33%
Total commercial mortgage loans, gross of valuation allowance	$614	100%	$492	100%
Valuation allowance	(1)		(1)
Total commercial mortgage loans	$613		$491

U.S. Region:
East North Central	$127	21%	$121	25%
East South Central	21	4%	12	2%
Middle Atlantic	55	9%	87	18%
Mountain	69	11%	42	9%
New England	14	2%	9	2%
Pacific	161	26%	113	23%
South Atlantic	110	18%	69	13%
West North Central	14	2%	14	3%
West South Central	43	7%	25	5%
Total commercial mortgage loans, gross of valuation allowance	$614	100%	$492	100%
Valuation allowance	(1)		(1)
Total commercial mortgage loans	$613		$491
The Company had a CML portfolio with 100% of all CMLs having a loan-to-value (“LTV”) ratio of less than 75% at March 31, 2016 and September 30, 2015. As of March 31, 2016, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss.

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
The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at March 31, 2016 and September 30, 2015:

	Debt Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A(a)
March 31, 2016
LTV Ratios:
Less than 50%	$183	$—	$1	$184	30%	$184	30%
50% to 60%	174	19	—	193	31%	193	31%
60% to 75%	237	—	—	237	39%	238	39%
Commercial mortgage loans	$594	$19	$1	$614	100%	$615	100%
September 30, 2015
LTV Ratios:
Less than 50%	$115	$—	$11	$126	25%	$125	25%
50% to 60%	161	20	—	181	37%	180	37%
60% to 75%	185	—	—	185	38%	185	38%
Commercial mortgage loans	$461	$20	$11	$492	100%	$490	100%
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

	March 31, 2016	September 30, 2015
Gross balance commercial mortgage loans	$614	$492
Allowance for loan loss	(1)	(1)
Net balance commercial mortgage loans	$613	$491
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At March 31, 2016 and September 30, 2015, we had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of our CMLs:

	March 31, 2016	September 30, 2015
Current to 30 days	$614	$492
Past due	—	—
Total carrying value	$614	$492
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. As of March 31, 2016, our CML portfolio had no impairments, modifications or troubled debt restructuring.
Net investment income
The major sources of “Net investment income” on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Fixed maturity available-for-sale securities	$211	$194	$421	$390
Equity available-for-sale securities	8	9	16	18
Commercial mortgage loans	6	3	12	4
Related party loans	1	1	2	3
Invested cash and short-term investments	2	—	2	—
Other investments	4	5	5	11
Gross investment income	232	212	458	426
Investment expense	(5)	(4)	(9)	(10)
Net investment income	$227	$208	$449	$416
During the fiscal quarter ended June 30, 2015, we received notice that we are entitled to receive a settlement as a result of our ownership of certain RMBS that were issued by Countrywide, an entity which was later acquired by Bank of America. We have estimated our expected recovery from this settlement to be between $15 and $20, with a best estimate of $18. In compliance with our accounting policy described in "Note 2. Significant Accounting Policies and Practices" of the 2015 Form 10-K, we updated our cash flow projections for our best estimate of the recovery as of March 31, 2016 and will accrete it prospectively over the remaining life of the related securities through our effective yield and recognize the impact within "Net investment income". This change to our cash flow projections had an immaterial impact on our "Net investment income" during the first fiscal quarter of 2016. The weighted average remaining life on the affected securities is approximately 6 years.

Net investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net realized gains (losses) on fixed maturity available-for-sale securities	$7	$(19)	$2	$(23)
Realized gains (losses) on equity securities	1	(3)	1	(2)
Net realized gains (losses) on securities	8	(22)	3	(25)
Realized gains (losses) on certain derivative instruments	(42)	40	(54)	81
Unrealized gains (losses) on certain derivative instruments	11	(47)	64	(46)
Change in fair value of reinsurance related embedded derivative	(17)	(3)	10	16
Change in fair value of other derivatives and embedded derivatives	(1)	11	1	12
Realized gains (losses) on derivatives and embedded derivatives	(49)	1	21	63
Realized losses on other invested assets	(1)	(37)	(3)	(37)
Net investment gains (losses)	$(42)	$(58)	$21	$1
For the three and six months ended March 31, 2016, proceeds from the sale of fixed maturity available-for-sale securities totaled $185 and $749, gross gains on such sales totaled $5 and $18, and gross losses totaled $3 and $12, respectively.
For the three and six months ended March 31, 2015, proceeds from the sale of fixed maturity available-for-sale securities, totaled $696 and $1,130, gross gains on such sales totaled $27 and $35, and gross losses totaled $21 and $34, respectively.
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
FGL Insurance participates in loans to third parties originated by Salus Capital Partners, LLC ("Salus"). Salus is an affiliated, limited liability company indirectly owned by HRG that originates senior secured asset-based loans to unaffiliated third-party borrowers. FGL Insurance also participates in collateralized loan obligations (“CLOs”) managed by Salus and owns preferred equity in Salus within the funds withheld portfolio of the FSRCI treaty. Because Salus is not consolidated, the Company’s maximum exposure to loss as a result of its investments in or with Salus is limited to the carrying value of its investments in Salus which totaled $140 and $251 as of March 31, 2016 and September 30, 2015, respectively. FGL’s investments in or with Salus are detailed in “Note 14. Related Party Transactions” to the Company’s unaudited Condensed Consolidated Financial Statements.
During the fiscal quarter ended June 30, 2015, FGL invested in Boardwalk, an unaffiliated limited partnership fund that will invest in consumer whole loans, asset-backed investments, high yield, private investments, bank portfolio liquidations, bridge financing and other investments. The initial funding occurred March 20, 2015 with the remaining commitment expected to fund over the course of the next 3 years. FGL has funded $11 of a $35 commitment as of March 31, 2016.
FGL also executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured debt and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, FGL does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund through 2017. FGL has funded $33 as of March 31, 2016.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in fixed indexed annuity (“FIA”) contracts, is as follows:

	March 31, 2016	September 30, 2015
Assets:
Derivative investments:
Call options	$158	$81
Futures contracts	—	1
Other invested assets:
Other derivatives and embedded derivatives	22	21
Other assets:
Reinsurance related embedded derivative	178	168
	$358	$271

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,248	$2,149
Funds withheld for reinsurance liabilities:
Call options payable to FSRCI	8	5
Other liabilities:
Futures contracts	0	—
	$2,256	$2,154

The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows:

	Three months ended		Six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenues:
Net investment (losses) gains:
Call options	$(29)	$(7)	$7	$31
Futures contracts	(2)	—	3	4
Other derivatives and embedded derivatives	(1)	11	1	12
Reinsurance related embedded derivative	(17)	(3)	10	16
	$(49)	$1	$21	$63
Benefits and other changes in policy reserves
FIA embedded derivatives	$48	$77	$99	$309
Additional Disclosures
Other Derivatives and Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 which was based on the actual return of the fund. At March 31, 2016 the fair value of the fund-link note and embedded derivative were $25 and $11, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".

FGL Insurance participates in loans to third parties originated by Salus, an affiliated VIE, indirectly owned by HRG that provides asset-based financing. As of March 31, 2016, two of the participating loans are denominated in Canadian ("CAD") currency which is different from FGL Insurance's functional currency. One of the participating loans include a provision for reimbursement from the borrower to FGL Insurance for any net foreign exchange losses realized by FGL Insurance under the loan in which FGL Insurance has a participation interest. FGL Insurance's ability to recover the foreign exchange losses under these loan participations is such that the Company has established embedded derivatives equal to FGL Insurance's cumulative net foreign exchange loss on these loan participations. The value of the embedded derivatives is reflected in "Other invested assets" as of the balance sheet date with changes in fair value reflected in the Company's unaudited Condensed Consolidated Statements of Operations. The value of the embedded derivatives at each balance sheet date which is equal to the cumulative net foreign exchange loss recognized on these loan participations at the balance sheet date, net of an allowance for counterparty credit risk, was $1 and $1 at March 31, 2016 and September 30, 2015, respectively. The Company had realized gains of $0 and $0 for the three and six months ended March 31, 2016, respectively, related to these foreign exchange embedded derivatives included in "Other invested assets". The Company had realized gains of $1 and $2 for the three and six months ended March 31, 2015, respectively, related to these foreign exchange embedded derivatives included in "Other invested assets".
One participating loan denominated in CAD currency also requires reimbursement from the borrower in CAD currency, but does not include a provision for reimbursement for any net foreign exchange losses from the borrower. Consequently, Salus executed CAD swap agreements with FGL Insurance to convert the CAD cash flows into United States dollar ("USD") cash flows. Under these swap agreements, Salus will reimburse the Company for certain realized foreign exchange losses related to cash flows on these loan participations from origination date through maturity date. FGL Insurance's ability to recover the foreign exchange losses under these swap agreements is such that the Company has established derivatives equal to FGL Insurance's cumulative net foreign exchange losses on these loan participations. The value of these derivatives is reflected in “Other invested assets” with the changes in the fair value reflected in the Company’s unaudited Condensed Consolidated Statements of Operations. Additionally, a subsidiary of the parent company of Salus and the Company's parent, HRG, executed an agreement with the Company to guarantee, subject to the terms of the agreement, the fulfillment of the accumulated foreign exchange loss recoverable from Salus. The value of these derivatives at each balance sheet date which is equal to the cumulative net realized foreign exchange loss recognized on these loan participations, net of allowance for counterparty credit risk was $10 and $10 at March 31, 2016 and September 30, 2015, respectively. The Company had realized losses of $(2) and $0 for the three and six months ended March 31, 2016, respectively, related to these foreign exchange derivatives included in "Other invested assets". The Company had realized gains of $9 and $9 for the three and six months ended March 31, 2015, respectively, related to these foreign exchange derivatives included in "Other invested assets".
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
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		March 31, 2016				September 30, 2015
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$1,641	$15	$—	$15	$2,233	$16	$—	$16
Deutsche Bank	A-/A2/BBB+	2,436	44	14	30	2,482	26	—	26
Morgan Stanley	*/A1/A	3,864	59	38	21	4,086	35	7	28
Barclay's Bank	A/A2/A-	1,063	20	—	20	392	4	—	4
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	611	20	20	—	—	—	—	—
Total		$9,615	$158	$72	$86	$9,193	$81	$7	$74

(a) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of March 31, 2016 and September 30, 2015, counterparties posted $72 and $7 of collateral, respectively, which is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $86 and $74 at March 31, 2016 and September 30, 2015, respectively.
The Company held 779 and 738 futures contracts at March 31, 2016 and September 30, 2015, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents " in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 and $3 at March 31, 2016 and September 30, 2015, respectively.

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

	March 31, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$496	$—	$—	$496	$496
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,115	75	2,190	2,190
Commercial mortgage-backed securities	—	695	139	834	834
Corporates	—	9,370	1,006	10,376	10,376
Hybrids	—	1,265	—	1,265	1,265
Municipals	—	1,627	39	1,666	1,666
Residential mortgage-backed securities	—	1,482	—	1,482	1,482
U.S. Government	60	184	—	244	244
Equity securities available-for-sale	26	551	43	620	620
Derivative financial instruments	—	158	—	158	158
Reinsurance related embedded derivative, included in other assets	—	178	—	178	178
Other invested assets	—	11	99	110	110
Total financial assets at fair value	$582	$17,636	$1,401	$19,619	$19,619
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,248	$2,248	$2,248
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	8	—	8	8
Total financial liabilities at fair value	$—	$8	$2,248	$2,256	$2,256

	September 30, 2015
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$502	$—	$—	$502	$502
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,068	38	2,106	2,106
Commercial mortgage-backed securities	—	738	144	882	882
Corporates	—	8,566	964	9,530	9,530
Hybrids	—	1,214	—	1,214	1,214
Municipals	—	1,569	39	1,608	1,608
Residential mortgage-backed securities	—	2,162	—	2,162	2,162
U.S. Government	60	184	—	244	244
Equity securities available-for-sale	26	560	34	620	620
Derivative financial instruments	1	81	—	82	82
Reinsurance related embedded derivative, included in other assets	—	168	—	168	168
Other invested assets	—	11	129	140	140
Total financial assets at fair value	$589	$17,321	$1,348	$19,258	$19,258
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,149	$2,149	$2,149
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	5	—	5	5
Total financial liabilities at fair value	$—	$5	$2,149	$2,154	$2,154
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
The Company did not adjust prices received from third parties as of March 31, 2016 and September 30, 2015. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.

Derivative Financial Instruments
The fair value of call option assets is based upon valuation pricing models, which represents what the Company would expect to receive or pay at the balance sheet date if it canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined using market-observable inputs, including interest rates, yield curve volatilities, and other factors. Fair values for call option assets were determined externally by an independent consulting firm for reporting periods prior to September 30, 2015 and were determined internally using similar valuation pricing models as of September 30, 2015 and for any subsequent period. The fair values of the embedded derivatives in the Company’s FIA products are derived using market indices, pricing assumptions and historical data. The fair value of the reinsurance related embedded derivative in the funds withheld reinsurance agreement with FSRCI is estimated based upon the change in the fair value of the assets supporting the funds withheld from reinsurance liabilities. As the fair value of the assets is based on a quoted market price of similar assets (Level 2), the fair value of the embedded derivative is based on market-observable inputs and is classified as Level 2. The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements) which represents what the Company would expect to receive or pay at the balance sheet date if it canceled the futures contract or entered into offsetting positions. Prior to December 31, 2015 future contracts have been classified as Level 2, but it was determined that these contracts be classified as Level 1.
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at March 31, 2016 and September 30, 2015 was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases or decreases in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher, respectively, fair value measurement. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies (“IULs”) and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At March 31, 2016 and September 30, 2015, this resulted in higher fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Other Invested Assets
Fair value of our loan participation interest securities approximates the unpaid principal balance of the participation interest as of March 31, 2016. In making this assessment, the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date and March 31, 2016, the primary market participant for these securities and the short-term maturity of these loans (less than 1 year).
Fair value of our loan participation interest in Radioshack Corporation ("RSH") is based upon a best estimate of the expected liquidation value of the underlying collateral. As of March 31, 2016, substantially all of RSH assets in the estate have been converted to cash through liquidation and the fair value of the Company’s RSH-related holdings reflects these cash balances, net of estimated expenses. While substantially all assets represent cash, the wind down process continues; therefore, some variability still exists in the fair value related to these costs.
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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2016 and September 30, 2015 are as follows:

	Fair Value at	Valuation		Range (Weighted average)
	March 31, 2016	Technique	Unobservable Input(s)	March 31, 2016
Assets
Asset-backed securities	$50	Broker-quoted	Offered quotes	95.50% - 99.75% (96.99%)
Asset-backed securities (Salus CLO equity tranche)	25	Third-Party Valuation	Offered quotes	36.62% - 36.63% (36.63%)
			Discount rate	15.02%
			RSH Recovery	30.00%
			Other loan recoveries	14.00% - 100.00%
Commercial mortgage-backed securities	139	Broker-quoted	Offered quotes	96.00% - 120.00% (111.80%)
Corporates	910	Broker-quoted	Offered quotes	50.00% - 116.12% (102.16%)
Corporates	96	Matrix Pricing	Quoted prices	103.25% - 144.90% (106.96%)
Municipals	39	Broker-quoted	Offered quotes	114.87%
Equity securities available-for-sale	32	Net Asset Value	Not applicable	100.00%
Equity securities available-for-sale	6	Matrix Pricing	Quoted prices	100.00%
Equity securities available-for-sale (Salus preferred equity)	5	Market-approach	Yield	16.46%
			RSH Recovery	30.00%
			Discount rate	15.02%
			Salus CLO Equity	36.62% - 36.63% (36.63%)
Other invested assets:
Available-for-sale embedded derivative	11	Black-Scholes Model	Market value of AnchorPath fund	100.00%
Loan participations	73	Market Pricing	Offered quotes	100.00%
Salus participation - RSH Corporation	15	Liquidation value – 30% Recovery Estimate	Recovery estimate (wind-down costs)	30.18% - 34.16%
Total	$1,401
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,248	Discounted Cash Flow	Market value of option	0.00% - 24.29% (1.62%)
			SWAP rates	1.17% - 1.64% (1.40%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (10.05%)
			Non-performance spread	0.25% - 0.25% (0.25%)
Total liabilities at fair value	$2,248

	Fair Value at	Valuation	Unobservable	Range (Weighted average)
	September 30, 2015	Technique	Input(s)	September 30, 2015
Assets
Asset-backed securities	$10	Broker-quoted	Offered quotes	100.37% - 107.84% (102.42%)
Asset-backed securities (Salus CLO equity tranche)	28	Third-Party Valuation	Offered quotes	41.80%
			Discount rate	15.00%
			Constant default rate	2.00%
			RSH recovery	30.00%
			Other loan recoveries	4.00% - 100.00%
Commercial mortgage-backed securities	144	Broker-quoted	Offered quotes	99.32% - 119.00% (110.95%)
Corporates	898	Broker-quoted	Offered quotes	56.75% - 113.83% (100.69%)
Corporates	66	Matrix Pricing	Quoted prices	104.58% - 142.43% (110.03%)
Municipals	39	Broker-quoted	Offered quotes	111.47%
Equity securities available-for-sale	25	Net Asset Value	Not applicable	100.00%
Equity securities available-for-sale	6	Matrix Pricing	Quoted prices	100.00%
Equity securities available-for-sale (Salus preferred equity)	3	Market-approach	Yield	11.00%
			RSH recovery	30.00%
			Discount rate	15.00%
			Salus CLO equity	41.80%
Other invested assets:
Available-for-sale embedded derivative	10	Black-Scholes Model	Market value of AnchorPath fund	100.00%
Loan participations	104	Market Pricing	Offered quotes	100.00%
Salus participation - RSH Corporation	15	Liquidation value – 30% Recovery Estimate	Recovery estimate (wind-down costs)	30.00% - 34.00%
Total	$1,348
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,149	Discounted Cash Flow	Market value of option	0.00% - 33.83% (1.01%)
			SWAP rates	1.38% - 2.00% (1.69%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (10.13%)
			Non-performance spread	0.25% - 0.25% (0.25%)
Total liabilities at fair value	$2,149

Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Condensed Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended March 31, 2016 and 2015, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2016
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$79	$(1)	$—	$19	$—	$—	$(22)	$75
Commercial mortgage-backed securities	139	—	1	—	—	(1)	—	139
Corporates	972	—	26	19	—	(11)	—	1,006
Municipals	38	—	1	—	—	—	—	39
Equity securities available-for-sale	40	—	(1)	4	—	—	—	43
Other invested assets:
Available-for-sale embedded derivative	11	—	—	—	—	—	—	11
Loan participations	84	—	3	16	—	(15)	—	88
Total assets at Level 3 fair value	$1,363	$(1)	$30	$58	$—	$(27)	$(22)	$1,401
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,200	$48	$—	$—	$—	$—	$—	$2,248
Total liabilities at Level 3 fair value	$2,200	$48	$—	$—	$—	$—	$—	$2,248

(a) The net transfers out of Level 3 during the three months ended March 31, 2016 were exclusively to Level 2.

	Six months ended March 31, 2016
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$38	$(5)	$—	$41	$—	$—	$1	$75
Commercial mortgage-backed securities	144	—	1	—	—	(2)	(4)	139
Corporates	964	—	13	63	—	(19)	(15)	1,006
Municipals	39	—	—	—	—	—	—	39
Equity securities available-for-sale	34	—	1	8	—	—	—	43
Other invested assets:
Available-for-sale embedded derivative	10	1	—	—	—	—	—	11
Loan participations	119	(3)	4	34	—	(66)	—	88
Total assets at Level 3 fair value	$1,348	$(7)	$19	$146	$—	$(87)	$(18)	$1,401
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,149	$99	$—	$—	$—	$—	$—	$2,248
Total liabilities at Level 3 fair value	$2,149	$99	$—	$—	$—	$—	$—	$2,248

(a) The net transfers out of Level 3 during the six months ended March 31, 2016 were exclusively to Level 2.

	Three months ended March 31, 2015
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$71	$(25)	$2	$63	$(15)	$—	$(4)	$92
Commercial mortgage-backed securities	120	—	1	21	—	—	—	142
Corporates	901	2	15	62	—	(31)	(24)	925
Municipals	39	—	1	—	—	—	—	40
Equity securities available-for-sale	38	(21)	1	—	—	—	—	18
Other invested assets:
Available-for-sale embedded derivative	12	—	—	—	—	—	—	12
Loan participations	237	(36)	(4)	22	—	(24)	—	195
Total assets at Level 3 fair value	$1,418	$(80)	$16	$168	$(15)	$(55)	$(28)	$1,424
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,140	$77	$—	$—	$—	$—	$—	$2,217
Total liabilities at Level 3 fair value	$2,140	$77	$—	$—	$—	$—	$—	$2,217

(a) The net transfers out of Level 3 during the three months ended March 31, 2015 were exclusively to Level 2.

	Six months ended March 31, 2015
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$74	$(25)	$2	$66	$(15)	$—	$(10)	$92
Commercial mortgage-backed securities	83	—	2	57	—	—	—	142
Corporates	834	2	24	123	—	(34)	(24)	925
Municipals	37	—	3	—	—	—	—	40
Equity securities available-for-sale	40	(21)	(1)	—	—	—	—	18
Other invested assets:
Available-for-sale embedded derivative	11	1	—	—	—	—	—	12
Loan participations	213	(37)	(4)	78	—	(55)	—	195
Total assets at Level 3 fair value	$1,292	$(80)	$26	$324	$(15)	$(89)	$(34)	$1,424
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,908	$309	$—	$—	$—	$—	$—	$2,217
Total liabilities at Level 3 fair value	$1,908	$309	$—	$—	$—	$—	$—	$2,217

(a) The net transfers out of Level 3 during the six months ended March 31, 2015 were exclusively to Level 2.
The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheet at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	March 31, 2016
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$615	$615	$613
Policy loans, included in other invested assets	—	—	11	11	11
Limited partnership investment, included in other invested assets	—	—	11	11	11
Related party loans	—	—	76	76	76
Total	$—	$—	$713	$713	$711

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$14,335	$14,335	$16,047
Debt	—	303	—	303	300
Total	$—	$303	$14,335	$14,638	$16,347

	September 30, 2015
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$490	$490	$491
Policy loans, included in other invested assets	—	—	9	9	11
Limited partnership investment, included in other invested assets	—	—	4	4	4
Related party loans	—	—	78	78	78
Total	$—	$—	$581	$581	$584

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$14,126	$14,126	$15,621
Debt	—	312	—	312	300
Total	$—	$312	$14,126	$14,438	$15,921

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three and six months ended March 31, 2016 and 2015.

Primary market issuance and secondary market activity for certain asset-backed securities during the three and six months ended March 31, 2016 and 2015 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of March 31, 2016 and 2015. Accordingly, the Company’s assessment resulted in net transfers into Level 3 with valuation of $0 and $1 related to asset-backed securities and net transfers out of Level 3 with valuation of $22 and $19 related to corporate and commercial mortgage-backed securities during the three and six months ended March 31, 2016.

During the three and six months ended March 31, 2015, there were net transfers out of Level 3 of $28 and $34, related to asset-backed securities.

(7) Intangible Assets
Information regarding VOBA and DAC which includes deferred sales inducement, is as follows:

	VOBA	DAC	Total
Balance at September 30, 2015	$187	$801	$988
Deferrals	—	164	164
Less:
Unlocking	9	(1)	8
Interest	6	17	23
Amortization	(31)	(38)	(69)
Add: Adjustment for unrealized investment gains	(26)	82	56
Balance at March 31, 2016	$145	$1,025	$1,170

Accumulated amortization	$407

	VOBA	DAC	Total
Balance at September 30, 2014	$59	$456	$515
Deferrals	—	174	174
Less:
Unlocking	—	(8)	(8)
Interest	6	11	17
Amortization	(22)	4	(18)
Add: Adjustment for unrealized investment losses	(17)	(53)	(70)
Balance at March 31, 2015	$26	$584	$610

Accumulated amortization	$370
Amortization of VOBA and DAC is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4% to 5%. The adjustment for unrealized net investment losses/gains represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the statement of operations. As of March 31, 2016 and September 30, 2015, the VOBA balance included cumulative adjustments for net unrealized investment (gains) losses of $(25) and $1, respectively, and the DAC balances included cumulative adjustments for net unrealized investment losses (gains) of $81 and $(1), respectively.
The above DAC balances include $74 and $59 of deferred sales inducements, net of shadow adjustments, as of March 31, 2016 and September 30, 2015, respectively.
The weighted average amortization period for VOBA is approximately 4.9 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2016	15
2017	27
2018	23
2019	19
2020	15
Thereafter	71

(8) Debt
The Company's outstanding debt as of March 31, 2016 and September 30, 2015 is as follows:

	March 31, 2016	September 30, 2015
Debt	$300	$300
Revolving credit facility	—	—
As of March 31, 2016 and September 30, 2015, the Company has not drawn on the revolver. As of March 31, 2016 and September 30, 2015, the interest rate would be equal to 5.50% and 5.25%, respectively, had the Company drawn on the revolver. As of both March 31, 2016 and September 30, 2015, the amount available to be drawn on the revolver was $150.
The interest expense and amortization of debt issuance costs of the Company's debt for the three and six months ended March 31, 2016 and 2015, respectively, were as follows:

	Three months ended				Six months ended
	March 31, 2016		March 31, 2015		March 31, 2016		March 31, 2015
	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
Debt	$5	$1	$5	$1	$9	$2	$9	$2
Revolving credit facility	—	—	—	—	—	1	—	1

(9)    Equity
Share Repurchases
On September 2, 2014, the Company’s Board of Directors authorized the repurchase of up to 500 thousand shares of the Company’s outstanding shares of common stock over the next twelve months. As of June 30, 2015, the share repurchase program was completed and a total of 512 thousand shares of common stock have been repurchased at cost for a total cost of $11, which are held in treasury, of which 500 thousand shares were pursuant to the repurchase program and 12 thousand shares were acquired to satisfy employee income tax withholding pursuant to the Company’s stock compensation plan. During the three and six months ended March 31, 2016, an additional 3 thousand and 25 thousand shares were acquired for a total cost of $0 and $1, respectively, to satisfy employee income tax withholding pursuant to the Company’s stock compensation plan resulting in a total of 537 thousand shares repurchased, held in treasury, for a total cost of $12. Subsequent to the Company's repurchase of shares, HRG indirectly held 47,000 thousand shares of FGL's outstanding common stock, representing an 80% interest at March 31, 2016.
Dividends
The Company declared the following cash dividends during the three and six months ended March 31, 2016 and 2015:

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
November 18, 2014	December 15, 2014	December 1, 2014	58,279	$0.065	$4
February 10, 2015	March 9, 2015	February 23, 2015	57,975	$0.065	$4
November 12, 2015	December 14, 2015	November 30, 2015	58,144	$0.065	$4
February 2, 2016	March 7, 2016	February 22, 2016	58,210	$0.065	$4

On April 28, 2016, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend will be paid on May 30, 2016 to shareholders of record as of the close of business on May 16, 2016.

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
The Company recognized total stock compensation expense related to the FGL Plans and FGLH Plans as follows:

	Three months ended		Six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
FGL Plans
Stock options	$—	$1	$—	$1
Restricted shares	—	4	1	5
Performance restricted stock units	2	1	3	2
Unrestricted shares	—	—	—	—
	2	6	4	8
FGLH Plans
Stock Incentive Plan - stock options	1	—	1	1
2011 dividend equivalent plan	—	—	—	—
Amended and Restated Stock Incentive Plan - stock options	—	—	1	2
Amended and Restated Stock Incentive Plan - restricted stock units	—	—	1	1
2012 dividend equivalent plan	—	—	—	—
	1	—	3	4
Total stock compensation expense	3	6	7	12
Related tax benefit	1	2	2	4
Net stock compensation expense	$2	$4	$5	$8
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the unaudited Condensed Consolidated Statements of Operations.
Total compensation expense related to the FGL Plans and FGLH Plans not yet recognized as of March 31, 2016 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Plans
Stock options	$1	2
Restricted shares	3	2
Performance restricted stock units	2	1
Unrestricted shares	—	N/A
	6
FGLH Plans
Stock Incentive Plan - stock options	—	N/A
2011 dividend equivalent plan	—	N/A
Amended and Restated Stock Incentive Plan - stock options	—	0
Amended and Restated Stock Incentive Plan - restricted stock units	—	0
2012 dividend equivalent plan	—	N/A
	—
Total unrecognized stock compensation expense	$6	1

FGL Plans
FGL’s Compensation Committee is authorized to grant up to 2,838 thousand equity awards under the FGL Plans. At March 31, 2016, 1,206 thousand equity awards are available for future issuance under the FGL Plans.
FGL granted 119 thousand stock options to a certain officer in the six months ended March 31, 2016 and 183 thousand stock options to certain officers, directors, other key employees and Compensation Committee members in the six months ended March 31, 2015, respectively. These stock options vest in equal installments over a period of 3 years and expire on the seventh anniversary of the grant date. The total fair value of the options granted in the six months ended March 31, 2016 and 2015 was $0 and $1, respectively.
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
At March 31, 2016, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $1, $1, and $1, respectively. At March 31, 2016, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 6 years, 5 years and 6 years, respectively.
During the six months ended March 31, 2016, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $0, $2 and $0, respectively. During the six months ended March 31, 2015, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was not material.
A summary of FGL’s outstanding stock options as of March 31, 2016, and related activity during the six months then ended, is as follows (option amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2015	317	$21.60
Granted	119	25.75
Exercised	(77)	24.31
Forfeited or expired	(5)	22.92
Stock options outstanding at March 31, 2016	354	22.39
Exercisable at March 31, 2016	115	19.55
Vested or projected to vest at March 31, 2016	350	22.38
The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model and based on the value of FGL's common stock for stock options granted during the six months ended March 31, 2016:

Weighted average fair value per options granted	$1.01
Risk-free interest rate	0.42%
Assumed dividend yield	1.14%
Expected option term	0.5 years
Volatility	14.55%

The dividend yield is based on the expected dividend rate during the expected life of the option. Expected volatility is based on the range of FGL’s stock prices after the announcement of the pending merger transaction with Anbang. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of the options granted represents the period of time from the grant date to the estimated closing date of the merger transaction with Anbang. Upon closing of the merger transaction the vesting of the options will be accelerated and the options will be paid out as described in “Note 1. Basis of Presentation”, and the option agreement contains a “change in control” provision which requires vesting of the options to be accelerated if the options are not replaced by substantially similar awards after the change in control.

FGL granted 26 thousand to a certain officer in the six months ended March 31, 2016 and 138 thousand restricted shares to certain officers, directors, other key employees and Compensation Committee members in the six months ended March 31, 2015, respectively. These shares vest in equal installments over a period of 3 years. FGL granted 12 thousand restricted shares to an officer in the six months ended March 31, 2015 that vested over a period of one year. In the six months ended March 31, 2015, FGL also granted 140 thousand restricted shares to certain directors which vest in three tranches; 20% on the first anniversary of the grant date; 50% on the second anniversary of the grant date; and 30% on the third anniversary of the grant date and granted 8 thousand restricted shares to certain directors which vest in equal installments over a period of three years. The total fair value of the restricted shares granted in 2016 and 2015 was $1 and $7, respectively.

On March 18, 2015, the expected requisite service periods for board members and executives that received certain FGL restricted shares of 140 thousand granted on November 19, 2014 and February 11, 2015 were completed resulting in expense acceleration under the terms of the original awards due to their resignation from the Company’s Board and all related committee positions of the two grantees.  The Company recognized additional compensation expense of $3 as a result of the related equity compensation expense acceleration.
A summary of FGL’s nonvested restricted shares outstanding as of March 31, 2016, and related activity during the six months then ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding at September 30, 2015	246	$21.92
Granted	26	25.75
Vested	(100)	21.32
Forfeited	(10)	22.65
Nonvested restricted shares outstanding at March 31, 2016	162	22.87
FGL also granted 32 thousand performance restricted stock units (“PRSUs”) to senior executive officers under the Omnibus Plan in the six months ended March 31, 2015. These units vest on September 30, 2016, contingent on the satisfaction of performance criteria and on the officer's continued employment unless otherwise noted in the agreement. PRSUs subject to vesting are adjusted based on FGL's financial yearly performance, which is evaluated on two non-GAAP measures: (1) pre-tax adjusted operating income, and (2) return on equity. Depending on the performance results for each year, the ultimate payout of PRSUs could range from zero to 200% of the target award for each year. One-half of the award is earned based on each year’s results for the awards granted in the six months ended March 31, 2015. The total fair value of the PRSUs granted in the six months ended March 31, 2015 assuming attainment of the target performance level in each year was $1.
A summary of nonvested PRSUs outstanding as of March 31, 2016, and related activity during the six months then ended, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Weighted Average Grant Date Fair Value
Nonvested PRSUs outstanding at September 30, 2015	515	$17.69
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested PRSUs outstanding at March 31, 2016	515	17.69
Additionally, in the six months ended March 31, 2015, FGL granted unrestricted shares totaling 9 thousand to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $0 for the six months ended March 31, 2015.

FGLH Plans
A summary of FGLH's outstanding stock options as of March 31, 2016, and related activity during the six months then ended, is as follows (option amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2015	87	$45.04
Granted	—	—
Exercised	—	—
Forfeited or expired	(1)	49.45
Stock options outstanding at March 31, 2016	86	44.99
Vested and exercisable at March 31, 2016	86	44.95
Vested or projected to vest at March 31, 2016	86	44.99
At March 31, 2016, the liability for vested or expected to vest stock options was based on the fair values of the outstanding options. The following assumptions were used in the determination of these fair values using the Black-Scholes option pricing model and based on the value of FGLH's common stock:

Weighted average stock option fair value	$94.06
FGLH common stock fair value	$139.42
FGL common stock value	$26.24
Risk-free interest rate	0.22%
Assumed dividend yield	1.12%
Expected option term	0.25 years
Volatility	14.55%
The primary assumption used in the determination of the fair value of FGLH's common stock is the value of the Company's common stock and a discount for lack of liquidity. The dividend yield is based on the expected dividend rate during the expected life of the option. Expected volatility is based on the range of FGL’s stock prices after the announcement of the pending merger transaction with Anbang. The expected life of the options granted represents the period of time from the grant date to the estimated closing date of the merger transaction with Anbang. Upon closing of the merger transaction the vesting of the options will be accelerated and the options will be paid out as described in “Note 1. Basis of Presentation”, and the option agreements contain a “change in control” provision which requires vesting of the options to be accelerated if the options are not replaced by substantially similar awards after the change in control.
At March 31, 2016, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $8, $8 and $8, respectively. At March 31, 2016, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 3, 3 and 3, respectively. The intrinsic value of stock options exercised and the amount of cash paid upon exercise during the six months ended March 31, 2016 and 2015 was $0 and $3, respectively.

A summary of FGLH's nonvested restricted stock units as of March 31, 2016 and related activity during the six months then ended is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value (a)
Nonvested restricted stock units outstanding at September 30, 2015	11	$49.57
Granted	—	—
Vested	(11)	49.45
Forfeited	—	49.45
Nonvested restricted stock units outstanding at March 31, 2016	—	61.15
(a)    Fair value is based on the value of FGLH’s common stock, not the value of the Company’s common stock.
The amount of cash paid upon vesting for restricted stock units which vested during the six months ended March 31, 2016 and 2015 was $2 and $1, respectively.

(11) Income Taxes

The provision for income taxes represents federal income taxes. The effective tax rates for the three and six months ended March 31, 2016 were 40% and 35%, respectively. The effective tax rates for the three and six months ended March 31, 2015 were 0% and 82%, respectively. The effective tax rate on pre-tax income for the current six month period is the same as the U.S Federal statutory rate. The largest component impacting the effective tax rate for the current three month period was the valuation allowance placed against the income tax benefit of the Company’s non-life subsidiaries. The effective tax rate on pre-tax income for the three and six month periods ended March 31, 2015 differed from the U.S Federal statutory rate primarily due to changes to the Company’s valuation allowance and fluctuations in pretax income. The largest component impacting the six month comparative period was the valuation allowance established against non-life losses in the 2015 comparative period, which included impairment losses. The non-life losses, which due to valuation allowance offsets reduce pretax income without creating a corresponding tax benefit, drove up the effective rate. For the three month comparative period, impairment losses incurred by the life companies eliminated most of the life pre-tax income. Coupled with the non-life losses that have a full valuation allowance against them, the Company incurred a loss with almost no income tax benefit resulting in a 0% tax rate for the 2015 comparative period.
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
As of March 31, 2016, the Company had a partial valuation allowance of $49 against its gross deferred tax assets of $277. The valuation allowance is largely an offset to the non-life company deferred tax assets that are considered more likely than not to be unrecoverable due to insufficient sources of future income. In addition, a valuation allowance still exists against life company capital loss carryforwards that are now expected to be utilized in the current fiscal year before they expire. The remaining valuation allowance on life company capital loss carryforwards will be recognized through the effective tax rate during the current fiscal year.

(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of March 31, 2016 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

Asset Type	March 31, 2016
Other invested assets	$72
Commercial mortgage loans	12
Fixed maturity securities, available-for-sale	25
Other assets	39
Total	$148
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
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At March 31, 2016, FGL has accrued $3 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $3.
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
At March 31, 2016, the Company estimated the total cost for the settlement, legal fees and other costs related to Cressy would be $9, with a liability for the unpaid portion of the estimate of $1. The Company has incurred and paid $5 related to legal fees and other costs and $3 related to settlement costs as of March 31, 2016. Based on the information currently available the Company does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued.
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
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri (the "District Court"), captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. Harbinger Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Re (Cayman) Ltd. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), requests injunctive and declaratory relief seeks unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims Plaintiff Ludwick plaintiff overpaid at least $0 for her annuity. On April 13, 2015, the Company joined in the filing of a Joint Motion to Dismiss the complaint. On February 12, 2016, the District Court granted the defendants’ Joint Motion to Dismiss. Judgment was entered on February 12, 2016. On March 3, 2016, Plaintiff Ludwick filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”) from the District Court’s Order and Judgment. On April 13, 2016, Plaintiff Ludwick filed her Appellant Brief with the Court of Appeals. As of March 31, 2016, the Company did not have sufficient information to determine whether the Company is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $1, which was accrued during the six months ended March 31, 2016.
(13) Reinsurance
The effect of reinsurance on premiums earned and benefits incurred and reserve changes (net benefits incurred) for the three and six months ended March 31, 2016 and 2015 were as follows:

	Three months ended				Six months ended
	March 31, 2016		March 31, 2015		March 31, 2016		March 31, 2015
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$63	$261	$64	$239	$127	$508	$127	$533
Assumed	—	1	8	9	—	1	17	16
Ceded	(47)	(74)	(57)	(76)	(96)	(140)	(118)	(153)
Net	$16	$188	$15	$172	$31	$369	$26	$396
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three and six months ended March 31, 2016 and 2015, the Company did not write off any reinsurance balances. During the three and six months ended March 31, 2016 and 2015, the Company did not commute any ceded reinsurance.
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
(14) Related Party Transactions
FSRCI
We have reinsured certain of our liabilities and obligations to FSRCI. As we are not relieved of our liability to our policyholders for this business, the liabilities and obligations associated with the reinsured policies remain on our unaudited Condensed Consolidated Balance Sheets with a corresponding reinsurance recoverable from FSRCI. In addition to various remedies that we would have in the event of a default by FSRCI, we continue to hold assets in support of the transferred reserves. At March 31, 2016 and September 30, 2015, the Company's reinsurance recoverable included $1,171 and $1,227, respectively, related to FSRCI and funds withheld for reinsurance liabilities included $1,210 and $1,258, respectively, related to FSRCI.
Below are the ceded operating results to FSRCI for the three and six months ended March 31, 2016 and 2015:

	Three Months Ended		Six Months Ended
Revenues:	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Premiums	$1	$—	$1	$—
Net investment income	15	17	32	33
Net investment losses	(8)	(21)	(7)	(15)
Insurance and investment product fees	1	1	2	2
Total revenues	9	(3)	28	20

Benefits and expenses:
Benefits and other changes in policy reserves	(11)	(13)	(24)	(28)
Acquisition & operating expenses, net of deferrals	(1)	(1)	(2)	(2)
Total benefits and expenses	(12)	(14)	(26)	(30)

Operating (loss) income	$(3)	$(17)	$2	$(10)
FGL Insurance participates in loans to third parties originated by Salus, an affiliated, limited liability company indirectly owned by HRG. Salus is also considered a VIE as described in “Note 4. Investments” to the Company’s unaudited Condensed Consolidated Financial Statements. Salus originated senior secured asset-based loans to unaffiliated third-party borrowers. In addition to the participation in loans originated by Salus, FGL Insurance also agreed to provide Salus with financing in the form of a revolving loan and promissory note. In January 2014, FSRCI acquired preferred equity interests in Salus which have a 10% per annum return and a total par value of $30 which is included in the FSRCI funds withheld portfolio. Accordingly all income on this asset is ceded to FSRCI. The Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests. The carrying value of these investments in Salus as of March 31, 2016 and September 30, 2015 are disclosed in the tables below.

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

Please refer to "Note 5. Derivative Financial Instruments" to the Company’s unaudited Condensed Consolidated Financial Statements for disclosure of a Canadian dollar foreign exchange swap agreement for one of our Salus loan participations.
The Company’s consolidated related party investments as of March 31, 2016 and September 30, 2015, and related net investment income for the three and six months ended March 31, 2016 and 2015 are summarized as follows:

		March 31, 2016
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed maturities, available-for-sale	$132	$—	$132
Fortress Investment Group CLOs	Fixed maturities, available-for-sale	181	2	183
Salus preferred equity (a)	Equity securities, available-for-sale	5	—	5
Salus participations (b)	Other invested assets	79	—	79
Energy & Infrastructure Capital ("EIC") participations	Other invested assets	9	—	9
Foreign exchange derivatives and embedded derivatives	Other invested assets	11	—	11
HGI energy loan (c)	Related party loans	72	1	73
Salus promissory note	Related party loans	3	—	3
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) Includes loan participations with 10 different borrowers with an average loan fair value of $8 as of March 31, 2016.
(c) $26 of the total HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		September 30, 2015
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed maturities, available for sale	$245	$—	$245
Fortress Investment Group CLOs	Fixed maturities, available for sale	181	2	183
Salus preferred equity(a)	Equity securities, available for sale	3	—	3
Salus participations (b)	Other invested assets	110	1	111
EIC participations	Other invested assets	9	—	9
Foreign exchange derivatives and embedded derivatives	Other invested assets	11	—	11
HGI energy loan (c)	Related party loans	70	1	71
Salus 2012 participations	Related party loans	4	—	4
Salus promissory note	Related party loans	3	—	3
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

		Three months ended		Six months ended
		March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Type	Investment Income Classification	Net investment income	Net investment income	Net investment income	Net investment income
Salus CLOs	Fixed maturities	$2	$3	$5	$6
Fortress Investment Group CLOs	Fixed maturities	2	2	4	4
Salus participations	Other invested assets	2	3	3	8
HGI energy loan	Related party loans	1	1	2	2
Salus promissory note	Related party loans	—	—	—	1
The Company had realized foreign exchange losses of $1 and $3 for the three and six months ended March 31, 2016, respectively, related to its CAD denominated loan participations originated by Salus. Additionally, the Company had foreign exchange derivative and embedded derivative losses of $2 and $0 for the three and six months ended March 31, 2016, respectively, included in other invested assets. The Company had realized foreign exchange losses of $1 and $3 for the three and six months ended March 31, 2015, respectively, related to its CAD denominated loan participations originated by Salus. Additionally, the Company had foreign exchange derivative and embedded derivative gains of $10 and $11 for the three and six months ended March 31, 2015, respectively, included in other invested assets. See "Note 5. Derivative Financial Instruments" to the Company’s unaudited Condensed Consolidated Financial Statements for further details.

During the second quarter of Fiscal 2015, The Company had realized impairment losses of $24 and $35 included in fixed maturities, available for sale and Other invested assets, respectively due to direct and indirect investments in RSH included within the Salus CLOs and the Salus participations. See "Note 4. Investments" to the Company’s unaudited Condensed Consolidated Financial Statements for further details.

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended		Six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net income (loss) attributable to common shares - basic	$9	$(12)	$57	$2

Weighted-average common shares outstanding - basic	58,307	58,033	58,263	58,160
Dilutive effect of unvested restricted stock & PRSU	277	—	283	145
Dilutive effect of stock options	27	—	27	27
Weighted-average shares outstanding - diluted	58,611	58,033	58,573	58,332

Net income (loss) per common share:
Basic	$0.16	$(0.21)	$0.98	$0.03
Diluted	$0.16	$(0.21)	$0.98	$0.03
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the three months ended March 31, 2015, we were required to use basic weighted-average common shares outstanding in the calculation of the three months ended March 31, 2015 diluted loss per share, as the inclusion of shares for stock options, restricted stock and PRSUs of 169 thousand would have been antidilutive to the calculation. If we had not incurred a net loss in the three months ended March 31, 2015, dilutive potential common shares would have been 58,202.
The calculation of diluted earnings per share for the three and six months ended March 31, 2016 and 2015 excludes the incremental effect related to certain outstanding stock options and restricted stock due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is 8 thousand shares for the three months ended March 31, 2016 and 6 thousand shares for the six months ended March 31, 2016. The number of weighted average equivalent shares excluded is 42 thousand shares for the three months ended March 31, 2015 and 27 thousand shares for the six months ended March 31, 2015.  Also, stock-based compensation awards under the FGLH Plans are settled in cash and, therefore, are excluded from the computation of diluted earnings per share.

(16) Insurance Subsidiary Financial Information and Regulatory Matters
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $214 and $226 at March 31, 2016 and September 30, 2015, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $3 and $2 at March 31, 2016 and September 30, 2015, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $7 and negative $33 as of March 31, 2016 and September 30, 2015, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by National Association of Insurance Commissioners (“NAIC”) 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at March 31, 2016 and September 30, 2015 was $209 and $196, respectively.

On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $42 increase to statutory capital and surplus at March 31, 2016. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $806 (unaudited) to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which will have the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice has no impact on the Company’s unaudited Condensed Consolidated Financial Statements which are prepared in accordance with GAAP.

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

•	the impact of the newly finalized Department of Labor “fiduciary” rule on the Company, its products, distribution and business model;

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

•	our ability to protect our intellectual property;

•	difficulties arising from outsourcing relationships;

•	the impact on our business of man-made catastrophes, pandemics, and malicious and terrorist acts;

•	our ability to compete in a highly competitive industry and maintain competitive unit costs;

•	adverse consequences if the independent contractor status of our independent insurance marketing organizations (“IMOs”) is successfully challenged;

•	our ability to attract and retain national marketing organizations and independent agents;

•	adverse tax consequences if we generate passive income in excess of operating expenses;

•	significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities;

•	the inability of our subsidiaries and affiliates to generate sufficient cash to service all of their obligations;

•	conflicts of interest between HRG Group, Inc. (formerly, Harbinger Group Inc. ("HRG")) or its affiliates, including Front Street (Cayman) Ltd. (FSRCI");

•	the impact of non-performance of loans originated by Salus Capital Partners, LLC ("Salus");

•	our subsidiaries’ ability to pay dividends to us;

•	the ability to maintain or obtain approval of the Iowa Insurance Division ("IID") and other regulatory authorities as required for our operations and those of our insurance subsidiaries; and

•	the other factors discussed in “Risk Factors” of our 2015 Form 10-K.
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

Introduction
Management's discussion and analysis reviews our consolidated financial position at March 31, 2016 (unaudited) and September 30, 2015, and the unaudited consolidated results of operations for the three and six months ended March 31, 2016 and 2015 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Fidelity & Guaranty Life ("FGL"), which was included with our audited consolidated financial statements for the year ended September 30, 2015 included within the Company’s 2015 Form 10-K. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the SEC, including our 2015 Form 10-K, which can be found at the SEC website, www.sec.gov. In this Quarterly Report on Form 10-Q we refer to the three months ended March 31, 2016 and 2015 as the "Fiscal 2016 Quarter" and the "Fiscal 2015 Quarter", respectively; and the six months ended March 31, 2016 and 2015 as the "Fiscal 2016 Six Months" and the "Fiscal 2015 Six Months", respectively.
Overview
We provide our principal life and annuity products through our insurance subsidiaries - Fidelity & Guaranty Life Insurance Company ("FGL Insurance") and Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance"). Our customers range across a variety of age groups and are concentrated in the middle-income market. Our fixed indexed annuities (“FIAs”) provide for pre-retirement wealth accumulation and post-retirement income management. Our life insurance provides wealth protection and transfer opportunities through indexed universal life products. Life and annuity products are primarily distributed through Independent Marketing Organizations ("IMOs") and independent insurance agents.
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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of March 31, 2016, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $3 billion and 3%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.

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
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for FGL. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the “sleep at night protection” that annuities such as our FIA products afford. Accordingly, the FIA market grew from nearly $12 billion of sales in 2002 to $53 billion of sales in 2015. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual premiums in 2002 to $2 billion of annual premiums in 2015.

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
Annuity Sales
Sales of annuities and IULs by quarter were as follows:

	Annuity Sales		IUL Sales
(dollars in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
First fiscal quarter	$489	$903	$13	$7
Second fiscal quarter	601	610	11	7
Total	$1,090	$1,513	$24	$14
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
Critical Accounting Policies and Estimates
The preparation of the Company’s unaudited Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three and six months ended March 31, 2016, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s 2015 Form 10-K as filed with the SEC.
Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to the Company’s Consolidated Financial Statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following tables set forth the consolidated results of operations and compare the amount of the change between the fiscal periods:

	Fiscal Quarter			Fiscal Six Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Revenues:
Premiums	$16	$15	$1	$31	$26	$5
Net investment income	227	208	19	449	416	33
Net investment gains (losses)	(42)	(58)	16	21	1	20
Insurance and investment product fees and other	32	22	10	61	42	19
Total revenues	233	187	46	562	485	77
Benefits and other changes in policy reserves	188	172	16	369	396	(27)
Acquisition and operating expenses, net of deferrals	27	28	(1)	55	57	(2)
Amortization of intangibles	(3)	(7)	4	38	9	29
Total benefits and expenses	212	193	19	462	462	—
Operating income (loss)	21	(6)	27	100	23	77
Interest expense	(6)	(6)	—	(12)	(12)	—
Income (loss) before income taxes	15	(12)	27	88	11	77
Income tax expense	6	—	6	31	9	22
Net income (loss)	$9	$(12)	$21	$57	$2	$55
Annuity sales during the Fiscal 2016 Quarter and the Fiscal 2015 Quarter were $601 and $610, respectively, including $418 and $600, respectively, of FIA sales. Annuity sales during the Fiscal 2016 Six Months and the Fiscal 2015 Six Months were $1,090 and $1,513, respectively, including $855 and $1,248, respectively, of FIA sales. As expected, FIA sales were down from the near record level achieved in the prior year periods as we have intentionally moderated volume to sustain a disciplined approach for new business profitability and capital targets. Sales of multi-year guarantee annuities ("MYGA") were $183 in the current quarter as compared to $4 in the same period last year and $235 in the current fiscal year as compared to $251 in the same period last year. We continue to view this business as opportunistic and therefore our MYGA volume will fluctuate from period to period.
Revenues
Premiums
For the Fiscal 2016 Quarter, premiums increased $1, or 7%, to $16 from $15 for the Fiscal 2015 Quarter and for the Fiscal 2016 Six Months, premiums increased $5, or 19%, to $31 from $26 for the Fiscal 2015 Six Months primarily due to an increase in life-contingent immediate annuity premiums.
Net investment income
Below is a summary of the major components included in net investment income for the current and prior year fiscal periods:

	Fiscal Quarter			Fiscal Six Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Fixed maturity available-for-sale securities	$211	$194	$17	$421	$390	$31
Equity available-for-sale securities	8	9	(1)	16	18	(2)
Related party loans, invested cash, short-term investments, and other investments	13	9	4	21	18	3
Gross investment income	232	212	20	458	426	32
Investment expense	(5)	(4)	(1)	(9)	(10)	1
Net investment income	$227	$208	$19	$449	$416	$33

Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Fiscal Quarter			Fiscal Six Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Yield on AAUM (at amortized cost)	4.91%	4.72%	0.19%	4.89%	4.77%	0.12%
Less: Interest credited and option cost	(2.64)%	(2.81)%	0.17%	(2.68)%	(2.90)%	0.22%
Net investment spread	2.27%	1.91%	0.36%	2.21%	1.87%	0.34%
AAUM	$18,465	$17,616	$849	$18,349	$17,434	$915

•
The increase in net investment income of $19, or 9%, from the Fiscal 2015 Quarter to the Fiscal 2016 Quarter was primarily due to higher AAUM quarter over quarter, which resulted in $10 of the increase. The remaining $9 increase in net investment income was the result of higher investment income on fixed maturity securities driven by higher overall portfolio yields from repositioning activities.

•
The increase in net investment income of $33, or 8%, from the Fiscal 2015 Six Months to the Fiscal 2016 Six Months was primarily due to higher AAUM period over period, which resulted in $22 of the increase. The remaining $11 increase in net investment income was the result of higher investment income on fixed maturity securities driven by higher overall portfolio yields from repositioning activities.

•
The increase in AAUM of $849 million or 5% from the Fiscal 2015 Quarter to the Fiscal 2016 Quarter and $915 million or 5% from the Fiscal 2015 Six Months to the Fiscal 2016 Six Months were driven by sales growth during the past year and stable retention trends.

Net investment gains (losses)
Below is a summary of the major components included in net investment gains (losses) for the current and prior year fiscal periods:

	Fiscal Quarter			Fiscal Six Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net realized gains (losses) on available-for-sale securities	$8	$(22)	$30	$3	$(25)	$28
Realized and unrealized (losses) gains on certain derivative instruments	(31)	(7)	(24)	10	35	(25)
Change in fair value of reinsurance related embedded derivative	(17)	(3)	(14)	10	16	(6)
Realized (losses) gains on fair value of other derivatives, embedded derivatives and other invested assets	(2)	(26)	24	(2)	(25)	23
Net investment gains (losses)	$(42)	$(58)	$16	$21	$1	$20

•
The quarter over quarter in decrease in net investment losses was primarily due to $59 credit impairment losses during the Fiscal 2015 quarter on available-for-sale debt securities, available-for-sale equity securities and other invested assets related to direct and indirect investments in RadioShack Corporation ("RSH"), which filed for bankruptcy in February 2015.

•
The quarter over quarter increases were partially offset by a $24 decrease in unrealized gains on certain derivative instruments and realized gains on certain derivative instruments. See table below for primary drivers of these decreases.

•
The quarter over quarter increases were also partially offset by $14 decrease in the change in the fair value of the reinsurance related embedded derivative. Specifically, the reinsurance related embedded derivative decreased $17 in the Fiscal 2016 Quarter due to an increase in the unrealized gain position of the FSRCI funds withheld ("FWH") portfolio primarily due to improvements in the high yield commodity and energy sectors during the Fiscal 2016 Quarter. Comparatively, the reinsurance related embedded derivative decreased only $3 in the Fiscal 2015 Quarter.

•
The period over period increase for the Fiscal 2016 Six Months in net investment gains was primarily due to the Fiscal 2015 quarter credit impairment losses discussed above as well as a $25 decrease in unrealized gains on certain derivative instruments and realized gains on certain derivative instruments. See table below for primary drivers of these decreases.
The components of the realized and unrealized gains on certain derivative instruments hedging our indexed annuity products are as follows:

	Fiscal Quarter			Fiscal Six Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Call options:
(Loss) gain on option expiration	$(37)	$35	$(72)	$(52)	$78	$(130)
Change in unrealized gain (loss)	8	(42)	50	59	(47)	106
Futures contracts:
(Loss) gain on futures contracts expiration	(5)	5	(10)	(2)	3	(5)
Change in unrealized gain	3	(5)	8	5	1	4
Total net change in fair value	$(31)	$(7)	$(24)	$10	$35	$(25)

Change in S&P 500 Index during the period	1%	—%	1%	7%	5%	2%
The average index credits to policyholders were as follows:

	Fiscal Quarter			Fiscal Six Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Average Crediting Rate	—%	4%	(4)%	1%	5%	(4)%
S&P 500 Index:
Point-to-point strategy	—%	4%	(4)%	1%	5%	(4)%
Monthly average strategy	—%	5%	(5)%	1%	5%	(4)%
Monthly point-to-point strategy	—%	4%	(4)%	—%	4%	(4)%
3 year high water mark	15%	22%	(7)%	17%	25%	(8)%

•
The credits for the Fiscal 2016 Six Months and the Fiscal 2016 Quarter were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created immaterial crediting rates for the point-to-point, monthly average and monthly point-to-point strategies and lower crediting rates for the 3 year high water mark in the Fiscal 2016 Six Months and Fiscal 2016 Quarter compared to the S&P 500 Index growth for issue dates in the Fiscal 2015 Six Months and Fiscal 2015 Quarter, respectively.

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

Insurance and investment product fees and other
Below is a summary of the major components included in Insurance and investment product fees and other for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter and for the Fiscal 2016 Six Months and the Fiscal 2015 Six Months:

	Fiscal Quarter			Fiscal Six Months
Insurance and investment product fees and other:	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Surrender charges	$5	$5	$—	$10	$9	$1
Cost of insurance fees and other income	27	17	10	51	33	18
Total insurance and investment product fees and other	$32	$22	$10	$61	$42	$19

•
The period over period increase in Fiscal 2016 Quarter and Fiscal 2016 Six Months was primarily due to an increase in rider fees on FIA and increase in cost of insurance ("COI") charges on IUL policies during the Fiscal

2016 Quarter and the Fiscal 2016 Six Months, respectively. Specifically, guaranteed minimum withdrawal benefit ("GMWB") rider fees have increased period over period by $5 and $10 in the Fiscal 2016 Quarter and the Fiscal 2016 Six Months, respectively, as a result of steady FIA sales growth over the past year, which is partially offset by the increase in income rider reserves. GMWB rider fees are also based on the policyholder's benefit base and are collected at the end of the policy year. Thus, the increase in FIA sales and growth of benefit base from period over period resulted in higher fee income due to policyholder anniversary dates this period. The COI charges on IUL have also increased due to growth in life sales.
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter and for the Fiscal 2016 Six Months and the Fiscal 2015 Six Months:

	Fiscal Quarter			Fiscal Six Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
FIA market value option liability change	$5	$(44)	$49	$67	$(41)	$108
FIA present value future credits & guarantee liability change	77	31	46	54	73	(19)
Index credits, interest credited & bonuses	60	131	(71)	148	282	(134)
Annuity Payments	40	42	(2)	83	89	(6)
Other policy benefits and reserve movements	6	12	(6)	17	(7)	24
Total benefits and other changes in policy reserves	$188	$172	$16	$369	$396	$(27)
Quarter over Quarter

•
The FIA market value option liability increased $5 during the Fiscal 2016 Quarter compared to a $44 decrease during the Fiscal 2015 Quarter. The FIA market value option liability is directly correlated with the change in market value of the derivative assets hedging our FIA policies. Accordingly, the period over period increase of $49 was primarily due to the equity market movements during these respective quarters (see the net investment gain discussion above for details on the change in market value of our derivative assets quarter over quarter).

•
The FIA present value of future credits and guarantee liability change increased $77 during the Fiscal 2016 Quarter compared to a $31 increase during the Fiscal 2015 Quarter. The period over period increase of $46 was primarily driven by a decrease in longer duration risk free rates during the Fiscal 2016 Quarter, which increased reserves by $79 compared to a reserve increase of $34 during the Fiscal 2015 Quarter.

•
The index credits, interested credited and bonuses were $60 during the Fiscal 2016 Quarter compared to $131 during the Fiscal 2015 Quarter. The period over period decrease of $71 was primarily driven by lower index credits on FIA policies during the Fiscal 2016 Quarter. The decrease in index credits was primarily due to the year over year equity market decline related to policies with anniversary dates during the Fiscal 2016 Quarter which negatively impacted call options and futures funding the underlying index credits.

Fiscal Six Months Period over Period

•
The FIA market value option liability increased $67 during the Fiscal 2016 Six Months compared to a $41 decrease during the Fiscal 2015 Six Months. The FIA market value option liability is directly correlated with the change in market value of the derivative assets hedging our FIA policies. Accordingly, the period over period increase of $108 was primarily due to the equity market movements during these respective quarters (see the net investment gain discussion above for details on the change in market value of our derivative assets).

•
The FIA present value of future credits and guarantee liability change increased $54 during the Fiscal 2016 Six Months compared to a $73 increase during the Fiscal 2015 Six Months. The period over period decrease of $19 was primarily driven by a greater decrease in longer duration risk free rates during the Fiscal 2015 Six Months compared to the Fiscal 2016 Six Months, resulting in an increase in reserves of $85 and $60 for the respective periods.

•
The index credits, interested credited and bonuses were $148 during the Fiscal 2016 Six Months compared to $282 during the Fiscal 2015 Six Months. The period over period decrease of $134 was primarily driven by lower index credits on FIA policies during the Fiscal 2016 Six Months. The decrease in index credits was primarily due to the equity market decline related to policies with anniversary dates during the Fiscal 2016 Six Months which negatively impacted call options and futures funding the underlying index credits.
Acquisition and operating expenses, net of deferrals
Below is a summary of the major components included in acquisition and operating expenses, net of deferrals for the current and prior year fiscal periods:

	Fiscal Quarter			Fiscal Six Months
Acquisition and operating expenses, net of deferrals:	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
General expenses	$25	$27	$(2)	$51	$55	$(4)
Acquisition expenses	75	74	1	148	162	(14)
Deferred acquisition costs	(73)	(73)	—	(144)	(160)	16
Total acquisition and operating expenses, net of deferrals	$27	$28	$(1)	$55	$57	$(2)
Gross acquisition expenses decreased $14 year over year due to higher commissions driven by record FIA sales in the Fiscal 2015 Six Months. This decrease was offset by a corresponding year over year decrease in deferrals of $16.
Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the current and prior year fiscal periods:

	Fiscal Quarter			Fiscal Six Months
Amortization of intangibles related to:	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Unlocking	$(2)	$6	$(8)	$(8)	$8	$(16)
Interest	(12)	(9)	(3)	(23)	(17)	(6)
Amortization	11	(4)	15	69	18	51
Total amortization of intangibles	$(3)	$(7)	$4	$38	$9	$29

•
Amortization of intangibles is based on historical, current and future expected gross margins. Accordingly, the period over period increases were primarily due to higher gross margins during the Fiscal 2016 Quarter and Fiscal 2016 Six Months. The increase in gross margins quarter over quarter were primarily due to higher net investment income, as well as prior year credit impairment losses recognized during the Fiscal 2015 Quarter and Fiscal 2015 Six Months, partially offset by increased FIA reserves due to the impact of market movements on risk free rates (see the net investment income, net investment gains (losses) and benefits and other changes in policy reserves above for details on the drivers of these changes).

•	Partially offsetting the increase in total amortization during the Fiscal 2016 Quarter and Fiscal 2016 Six Months were $2 and $8 of favorable unlocking primarily related to equity market fluctuations.
Other items affecting net income
Interest expense
The interest expense reflects the interest incurred on the $300 of outstanding 6.375% senior notes (the "Senior Notes") which were issued by Fidelity & Guaranty Life Holdings, Inc. ("FGLH") in March 2013. The outstanding Senior Notes pay interest semi-annually at a coupon rate of 6.375%.

Income tax expense
Below is a summary of the major components included in Income tax expense (benefit) for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter and for the Fiscal 2016 Six Months and the Fiscal 2015 Six Months:

	Fiscal Quarter			Fiscal Six Months
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
Income (loss) before taxes	$15	$(12)	$27	$88	$11	$77

Income tax (benefit) before valuation allowance	7	(3)	10	103	5	98
Change in valuation allowance	1	3	(2)	(72)	4	(76)
Income tax	$6	$—	$6	$31	$9	$22
Effective Rate	40%	—%		35%	82%

•
Income tax expense for the Fiscal 2016 Quarter was $6, inclusive of a valuation allowance expense of $1, compared to income tax expense of $0 for the Fiscal 2015 Quarter, including an income tax benefit of $3 that is entirely offset by valuation allowance expense of the same amount. The increase in income tax expense of $6 quarter over quarter was primarily due to an increase in the Fiscal 2016 Quarter's pre-tax income of $27 compared to the Fiscal 2015 Quarter.

•
Income tax expense for the Fiscal 2016 Six Months was $31, net of a valuation allowance release of $72. The valuation allowance release for the current period is related to the removal of the valuation allowance against life company capital loss deferred tax assets that expired and were written off in the first quarter of 2016, and therefore had no net impact to the overall tax. Income tax expense for the Fiscal 2015 Six Months was $9, inclusive of a valuation allowance expense of $4. The increase in income tax expense of $22 period over period was primarily due to an increase in the Fiscal 2016 Six Months pre-tax income of $77 compared to the Fiscal 2015 Six Months.

AOI
The table below shows the adjustments made to reconcile net income to our AOI:

	Fiscal Quarter			Fiscal Six Months
Reconciliation from Net income to AOI:	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net income (loss)	$9	$(12)	$21	$57	$2	$55
Adjustments to arrive at AOI:
Effect of investment (gains) losses, net of offsets	(4)	21	(25)	(1)	23	(24)
Effect of change in FIA embedded derivative discount rate, net of offsets	29	15	14	22	35	(13)
Effect of change in fair value of reinsurance related embedded derivative, net of offsets	9	(1)	10	(4)	(9)	5
Effects of class action litigation reserves, net of offsets	—	—	—	—	(1)	1
AOI	$43	$23	$20	$74	$50	$24

•
AOI for the Fiscal 2016 Quarter was $43 compared to $23 for the Fiscal 2015 Quarter, a quarter over quarter increase of $20. The current quarter results included $5 of favorable performance within the immediate annuity product line and $6 of net favorable adjustments related to lower DAC amortization, primarily due to equity market fluctuations, offset by $1 of expense related to merger transaction costs. Comparatively, the Fiscal 2015 Quarter results included $2 of incentive compensation expense primarily related to executive departures and $1 of project expenses. The remaining quarter over quarter increase is primarily related to the increase in spread as discussed above.

•
AOI for the Fiscal 2016 Six Months was $74 compared to $50 for the Fiscal 2015 Six Months, a period over period increase of $24. The current year results included $9 of net favorable adjustments related to lower DAC amortization, primarily due to equity market fluctuations, and bond prepayment income, as well as $2 of favorable performance in the immediate annuity product line, partially offset by higher expenses of $4 related to merger transaction costs and the Company's legacy incentive compensation plan. Comparatively, the Fiscal 2015 Six Months result included $4 of incentive compensation expense primarily related to executive departures and $2 of project expenses, offset by $3 of favorable performance in the immediate annuity product line. The remaining period over period increase is primarily related to the increase in spread as discussed above.

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
As of March 31, 2016 and September 30, 2015, the carrying value of our investment portfolio was approximately $20 billion and $19 billion, respectively, and was divided among the following asset class and sectors:

	March 31, 2016		September 30, 2015
	Carrying Value	Percent	Carrying Value	Percent

Fixed maturity securities, available-for-sale:
United States Government full faith and credit	$244	1%	$244	1%
United States Government sponsored entities	125	1%	137	1%
United States municipalities, states and territories	1,666	9%	1,608	8%
Corporate securities:
Finance, insurance and real estate	4,824	25%	4,446	23%
Manufacturing, construction and mining	847	4%	772	4%
Utilities, energy and related sectors	1,940	10%	1,849	10%
Wholesale/retail trade	1,097	6%	1,027	5%
Services, media and other	1,668	9%	1,436	8%
Hybrid securities	1,265	6%	1,214	6%
Non-agency residential mortgage-backed securities	1,357	7%	2,025	11%
Commercial mortgage-backed securities	834	4%	882	5%
Asset-backed securities	2,190	11%	2,106	11%
Total fixed maturity available-for-sale securities	18,057	93%	17,746	93%
Equity securities (a)	620	3%	620	3%
Commercial mortgage loans	613	3%	491	3%
Other (primarily derivatives and loan participations)	290	1%	237	1%
Total investments	$19,580	100%	$19,094	100%
(a) Includes investment grade non-redeemable preferred stocks ($515 and $523, respectively) and Federal Home Loan Bank of Atlanta common stock ($34 and $35, respectively).
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

As of March 31, 2016 and September 30, 2015, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $18 billion. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio:

	March 31, 2016		September 30, 2015
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,524	9%	$1,633	9%
AA	1,868	10%	1,930	11%
A	4,654	26%	4,141	23%
BBB	7,381	41%	7,242	41%
BB (a)	1,123	6%	720	4%
B and below (b)	1,507	8%	2,080	12%
Total	$18,057	100%	$17,746	100%
(a) Includes $74 and $66 at March 31, 2016 and September 30, 2015, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners (“NAIC”) 1 designation.
(b) Includes $1,130 and $1,788 at March 31, 2016 and September 30, 2015, respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of March 31, 2016 and September 30, 2015, included in our fixed maturity AFS securities portfolio are the collateral assets of the funds withheld coinsurance agreement with FSRCI of $1 billion. The following table summarizes the credit quality, by NRSRO rating, of FSRCI fixed income portfolio:

	March 31, 2016		September 30, 2015
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$75	8%	$88	9%
AA	58	6%	69	7%
A	86	10%	87	9%
BBB	264	29%	293	30%
BB	168	19%	168	17%
B and below	257	28%	273	28%
Total	$908	100%	$978	100%
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
The NAIC has adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for commercial mortgage-backed securities ("CMBS"). The NAIC’s objective with the revised designation methodologies for these structured securities was to increase accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alternative A-paper ("Alt-A") RMBS, are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling does not generate an expected loss in all scenarios are given the highest designation of NAIC 1. A large percentage of our RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.
The tables below present our fixed maturity securities by NAIC designation as of March 31, 2016 and September 30, 2015:

	March 31, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,879	$10,106	56%
2	6,676	6,602	37%
3	1,082	989	5%
4	329	283	2%
5	97	73	—%
6	6	4	—%
Total	$18,069	$18,057	100%

	September 30, 2015
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,062	$10,323	58%
2	6,654	6,586	37%
3	603	567	3%
4	238	210	1%
5	65	60	1%
6	—	—	—%
Total	$17,622	$17,746	100%
The tables below present the collateral assets of the funds withheld coinsurance agreement with FSRCI which were included in our fixed maturity securities as of March 31, 2016 and September 30, 2015:

	March 31, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$331	$319	35%
2	242	225	25%
3	167	156	17%
4	183	161	18%
5	60	44	5%
6	5	3	—%
Total	$988	$908	100%

	September 30, 2015
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$356	$352	36%
2	282	250	26%
3	170	158	16%
4	205	188	19%
5	34	30	3%
6	—	—	—%
Total	$1,047	$978	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our AFS securities, including the fair value and percent of total AFS securities fair value as of March 31, 2016 and September 30, 2015:

	March 31, 2016
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,152	12%
Municipal	1,950	10%
ABS Collateralized Loan Obligation ("CLO")	1,848	10%
Life Insurance	1,020	5%
Electric	996	5%
Whole Loan Collateralized Mortgage Obligation ("CMO")	982	5%
Property and Casualty Insurance	844	5%
Other Financial Institutions	748	4%
CMBS	736	4%
Pipelines	459	2%
Total	$11,735	62%

	September 30, 2015
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$1,979	11%
ABS CLO	1,811	10%
Municipal	1,796	10%
Whole Loan CMO	1,431	8%
Life Insurance	959	5%
CMBS	877	5%
Electric	858	5%
Property and Casualty Insurance	798	4%
Other Financial Institutions	694	4%
Pipelines	496	3%
Total	$11,699	65%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2016 and September 30, 2015, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2016		September 30, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$229	$229	$156	$158
Due after one year through five years	1,824	1,836	1,801	1,818
Due after five years through ten years	3,086	3,114	2,947	2,948
Due after ten years	7,527	7,683	6,895	6,993
Subtotal	$12,666	$12,862	$11,799	$11,917
Other securities which provide for periodic payments:
Asset-backed securities	$2,352	$2,190	$2,148	$2,106
Commercial mortgage-backed securities	847	834	878	882
Structured hybrids	723	689	698	679
Residential mortgage-backed securities	1,481	1,482	2,099	2,162
Subtotal	$5,403	$5,195	$5,823	$5,829
Total fixed maturity available-for-sale securities	$18,069	$18,057	$17,622	$17,746

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
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $350 and $780, respectively, as of March 31, 2016 and $522 and $1,240, respectively, as of September 30, 2015.
During the fiscal quarter ended June 30, 2015, we learned of a settlement that we are entitled to receive as a result of our ownership of certain residential mortgage-backed securities that were issued by Countrywide, which was later acquired by Bank of America. Please refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements for additional details.
The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
NAIC Designation:
1	98%	99%
2	1%	1%
3	—%	—%
4	1%	—%
5	—%	—%
6	—%	—%
Total	100%	100%

NRSRO:
AAA	2%	2%
AA	1%	1%
A	5%	4%
BBB	2%	1%
BB and below	90%	92%
Total	100%	100%

Vintage:
2007	19%	25%
2006	36%	41%
2005 and prior	45%	34%
Total	100%	100%

ABS Exposure
As of March 31, 2016, our asset-backed security ("ABS") exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 84% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 16% of total ABS assets, or 2% of total invested assets. As of March 31, 2016, the CLO and non-CLO positions were trading at a net unrealized loss position of $150 and $12, respectively.
The non-CLO exposure as of September 30, 2015 represented 14% of total ABS assets, or 2%, of total invested assets. As of September 30, 2015, the CLO positions were trading at a net unrealized loss position of $43 and non-CLO positions were trading at a net unrealized gain position of $1.

	March 31, 2016		September 30, 2015
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$1,848	84%	$1,811	86%
ABS Auto	14	1%	19	1%
ABS Home Equity	—	—%	7	—%
ABS Other	328	15%	269	13%
Total ABS	$2,190	100%	$2,106	100%

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

	Debt Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A(a)
March 31, 2016
LTV Ratios:
Less than 50%	$183	$—	$1	$184	30%	$184	30%
50% to 60%	174	19	—	193	31%	193	31%
60% to 75%	237	—	—	237	39%	238	39%
Commercial mortgage loans	$594	$19	$1	$614	100%	$615	100%
September 30, 2015
LTV Ratios:
Less than 50%	$115	$—	$11	$126	25%	$125	25%
50% to 60%	161	20	—	181	37%	180	37%
60% to 75%	185	—	—	185	38%	185	38%
Commercial mortgage loans	$461	$20	$11	$492	100%	$490	100%
(a) N/A - Current DSC ratio not available.

As of March 31, 2016, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.13 times, and a weighted average LTV ratio of 54%.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of March 31, 2016 and September 30, 2015 were as follows:

	March 31, 2016
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	0	0	0
United States Government sponsored agencies	30	32	(1)	31
United States municipalities, states and territories	28	226	(8)	218
Corporate securities:
Finance, insurance and real estate	111	1,034	(46)	988
Manufacturing, construction and mining	67	539	(96)	443
Utilities, energy and related sectors	134	1,041	(123)	918
Wholesale/retail trade	68	309	(24)	285
Services, media and other	101	755	(86)	669
Hybrid securities	44	788	(92)	696
Non-agency residential mortgage-backed securities	171	838	(49)	789
Commercial mortgage-backed securities	76	554	(23)	531
Asset-backed securities	251	2,180	(164)	2,016
Total fixed maturity available-for-sale securities	1,082	8,296	(712)	7,584
Equity securities	10	90	(4)	86
Total	1,092	$8,386	$(716)	$7,670

	September 30, 2015
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale:
United States Government sponsored agencies	21	31	0	31
United States municipalities, states and territories	60	427	(15)	412
Corporate securities:
Finance, insurance and real estate	129	1,136	(52)	1,084
Manufacturing, construction and mining	77	588	(105)	483
Utilities, energy and related sectors	151	997	(96)	901
Wholesale/retail trade	94	399	(26)	373
Services, media and other	126	904	(75)	829
Hybrid securities	46	672	(42)	630
Non-agency residential mortgage-backed securities	135	712	(26)	686
Commercial mortgage-backed securities	50	405	(10)	395
Asset-backed securities	197	1,696	(47)	1,649
Total fixed maturity available-for-sale securities	1,086	7,967	(494)	7,473
Equity securities	22	147	(4)	143
Total	1,108	$8,114	$(498)	$7,616
The gross unrealized loss position on the available-for-sale fixed and equity portfolio as of March 31, 2016, was $716, an increase of $218 from $498 as of September 30, 2015. The largest component of the increase was in asset-backed securities, including CLO debt securities, which increased to $164 from $47 due to declines in the prices of leveraged loans during the second fiscal quarter. Within corporate bonds, certain sectors such as finance and manufacturing/construction/mining showed improvements of $6 and $9, respectively, offset by declines in services/media and utilities sectors of $11 and $27, respectively. In aggregate, corporate bonds represented 52% of the total unrealized loss position as of March 31, 2016, down from 71% as of September 30, 2015.

Our municipal bond exposure is a combination of general obligation bonds (fair value of $324 and an amortized cost of $293 as of March 31, 2016) and special revenue bonds (fair value of $1,342 and amortized cost of $1,232 as of March 31, 2016).
Across all municipal bonds, the largest issuer represented 7% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 94% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2016 and September 30, 2015, were as follows:

	March 31, 2016				September 30, 2015
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	30	$333	$237	$(96)	35	$279	$200	$(79)
Six months or more and less than twelve months	15	105	75	(30)	2	31	18	(13)
Twelve months or greater	1	13	7	(6)	—	—	—	—
Total investment grade	46	451	319	(132)	37	310	218	(92)

Below investment grade:
Less than six months	31	81	59	(22)	29	126	84	(42)
Six months or more and less than twelve months	30	219	137	(82)	—	—	—	—
Twelve months or greater	2	18	7	(11)	1	—	—	—
Total below investment grade	63	318	203	(115)	30	126	84	(42)
Total	109	$769	$522	$(247)	67	$436	$302	$(134)
OTTI and Watch List
We have a policy and process in place to identify securities in our investment portfolio each quarter for which we should recognize impairments.
At each balance sheet date, we identify invested assets which have characteristics that create uncertainty as to our future assessment of an OTTI (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, we review not only a change in current price relative to the asset's amortized cost, but also the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically, for corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. On a quarterly basis, we review structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential OTTI and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. At March 31, 2016 and September 30, 2015, our watch list included one hundred twelve and seventy securities, respectively, in an unrealized loss position with an amortized cost of $769 and $436, unrealized losses of $247 and $134, and a fair value of $522 and $302, respectively. As part of the cash flow testing analysis, we evaluated each of these securities to assess the following:

•	whether the issuer is currently meeting its financial obligations

•	its ability to continue to meet these obligations

•	its existing cash available

•	its access to additional available capital

•	any expense management actions the issuer has taken; and

•	whether the issuer has the ability and willingness to sell non-core assets to generate liquidity
Based on our analysis, these securities demonstrated that the March 31, 2016 and September 30, 2015 carry values were fully recoverable.
There were nineteen and five structured securities with a fair value of $39 and $3, respectively, on the watch list to which we had potential credit exposure as of March 31, 2016 and September 30, 2015. Our analysis of these structured securities, which included cash flow testing results, demonstrated the March 31, 2016 and September 30, 2015 carrying values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of March 31, 2016 and September 30, 2015.
As of March 31, 2016 and September 30, 2015, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2016, refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements.
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
We are exposed to credit loss in the event of nonperformance by our affiliated collateral manager, Salus, and certain borrowers on the foreign currency exposure of CAD loan participations. As disclosed in "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements, a subsidiary of our parent company HRG has provided us with a guaranty on the swap agreements for two of the loan participations in the event that Salus is unable to fulfill their counterparty obligation to us.

Liquidity and Capital Resources
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities provided cash of $166 and $31 in the Fiscal 2016 Six Months and the Fiscal 2015 Six Months, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL. As a holding company with no operations of its own, FGL derives its cash primarily from its insurance subsidiaries and FGLH, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through FGLH to FGL.

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
Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Six Months
Cash provided by (used in):	2016	2015	Increase / (Decrease)
Operating activities	$166	$31	$135
Investing activities	(564)	(493)	(71)
Financing activities	392	735	(343)
Net increase (decrease) in cash and cash equivalents	$(6)	$273	$(279)
Operating Activities
Cash provided by operating activities totaled $166 for the Fiscal 2016 Six Months compared to cash provided by operating activities of $31 for the Fiscal 2015 Six Months. The $135 improvement was principally due to a $58 increase in cash and short-term collateral from our derivative counterparties, a $14 increase of investment income receipts, lower tax payments of $27, and a $10 decrease in acquisition costs period over period.
Investing Activities
Cash used in investing activities was $564 for the Fiscal 2016 Six Months, as compared to cash used in investing activities of $493 for the Fiscal 2015 Six Months. The $71 increase in cash used in investing activities was due to a $28 increase in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments, as well as a $42 reduction in cash provided by related party loans period over period.
Financing Activities
Cash provided by financing activities was $392 for Fiscal 2016 Six Months compared to cash provided by financing activities of $735 for Fiscal 2015 Six Months. The issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments resulted in a decrease in net cash of $354 quarter over quarter, partially offset by a $2 increase related to the exercise of employee stock options during the Fiscal 2016 Six Months.
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

During the third quarter of Fiscal 2015, we made two investments that required us to execute commitments for additional future investment. The Company committed to fund a $75 investment in a Business Development Company over a four year period, and has funded $33 as of March 31, 2016, resulting in a $42 remaining commitment as of March 31, 2016. Additionally, the Company committed to fund a $35 investment in a limited partnership fund over three years, $11 of which was funded as of March 31, 2016, resulting in a $24 remaining commitment as of March 31, 2016. Please refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements for additional details on these new investments and "Note 12. Commitments and Contingencies" to our unaudited Condensed Consolidated Financial Statements for additional details of these unfunded commitments.

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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, common stocks and the collateral assets of the funds withheld coinsurance agreement with FSRCI as of March 31, 2016, is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$6,923	38%
5-9	6,102	33%
10-14	4,428	24%
15-20	896	5%
Total	$18,349	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The carrying value of our fixed maturity portfolio totaled $18 billion and $18 billion at March 31, 2016 and September 30, 2015, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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

Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

(dollars in millions)		March 31, 2016				September 30, 2015
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$1,641	$15	$—	$15	$2,233	$16	$—	$16
Deutsche Bank	A-/A2/BBB+	2,436	44	14	30	2,482	26	—	26
Morgan Stanley	*/A1/A	3,864	59	38	21	4,086	35	7	28
Barclay's Bank	A/A2/A-	1,063	20	—	20	392	4	—	4
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	611	20	20	—	—	—	—	—
Total		$9,615	$158	$72	$86	$9,193	$81	$7	$74
(a) An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of March 31, 2016:

(in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reinsurance	$1,512	A	Not Rated	Not Rated
Front Street Re	1,171	Not Rated	Not Rated	Not Rated
Scottish Re	153	Not Rated	Not Rated	Not Rated
Security Life of Denver	144	A	A	A2
London Life	106	A	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of March 31, 2016 that would require an allowance for uncollectible amounts.

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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the Fiscal 2016 Six Months, the annual index credits to policyholders on their anniversaries were $37. Proceeds received at expiration on options related to such credits were $31. This shortfall is funded by futures income and our net investment spread earnings.
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
If interest rates were to increase 100 basis points from levels at March 31, 2016, the estimated fair value of our fixed maturity securities would decrease by approximately $1,182 of which $49 relates to the FSRCI funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the FSRCI funds withheld assets and be reflected in the Company’s Consolidated Statement of Operations. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 35% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $500 in AOCI and a decrease of $477 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at March 31, 2016, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $182.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $62, our call option investments to decrease by approximately $9 based on equity positions and our FIA embedded derivative liability to decrease by approximately $15 as of March 31, 2016. Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2016. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

NAIC

Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. The NAIC has been working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves with respect to which principle-based reserving will become operative on January 1, 2017 and phased in over a three year period. The adjustments apply to certain life insurance products with secondary guarantees.  The Company currently does not issue a material amount of such products. Additionally, various statutory accounting guidance is being evaluated, including investment value of insurance subsidiaries.

Federal Regulation

In April 2016, the Department of Labor (“DOL”) released its final “fiduciary” rule which could have a material impact on the Company, its products, distribution, and business model. The final rule treats persons who provide investment advice or recommendations for a fee or other compensation with respect to assets of an employer plan or individual retirement account ("IRA") as fiduciaries of that plan or IRA. Significantly, the rule expands the definition of fiduciary under Employee Retirement Income Security Act of 1974 ("ERISA") to apply to persons, including insurance agents, who advise and sell products to IRA owners. As a practical matter, this means insurance agents selling the Company’s IRA products must qualify for a prohibited transaction exemption which requires the agent and financial institution meet various restrictions including a requirement that an annuity sale be in the best interest of the client without regard for the agent’s, financial institution’s or other party’s financial or other interests, and that any compensation paid to the agent and financial institution be reasonable. The final rule is effective June 2016 and generally applicable in April 2017. The rule has generated considerable controversy and it is anticipated there will be industry efforts to block implementation of the rule both in Congress and possibly through court actions. The success or failure of these efforts cannot be predicted. Assuming the rule is not blocked, the precise impact of the rule on the financial services industry more generally, and the impact on the Company and its business in particular, is difficult to assess because the rule is new and still being studied. At this time, while the rule is still under review, the ultimate effect of the rule may be adverse for companies that offer IRA products, could impact compensation paid to agents in connection with IRA sales, and could expose the Company to litigation risk.

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

FIDELITY & GUARANTY LIFE (Registrant)

Dated:	May 4, 2016	By:	/s/ Dennis Vigneau
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)