Form 10-Q
period 2016-06-30
Fidelity & Guaranty Life
filed 2016-08-02
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
There were 58,960,466 shares of the registrant’s common stock outstanding as of August 1, 2016.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2016	September 30, 2015
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: June 30, 2016 - $18,381; September 30, 2015 - $17,622)	$18,972	$17,746
Equity securities, available-for-sale, at fair value (amortized cost: June 30, 2016 - $600; September 30, 2015 - $597)	645	620
Derivative investments	216	82
Commercial mortgage loans	622	491
Other invested assets	93	155
Total investments	20,548	19,094
Related party loans	72	78
Cash and cash equivalents	719	502
Accrued investment income	192	191
Reinsurance recoverable	3,476	3,579
Intangibles, net	1,048	988
Deferred tax assets	84	228
Other assets	199	265
Total assets	$26,338	$24,925

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$18,874	$17,770
Future policy benefits	3,466	3,468
Funds withheld for reinsurance liabilities	1,190	1,267
Liability for policy and contract claims	45	55
Debt	300	300
Other liabilities	681	563
Total liabilities	24,556	23,423

Commitments and contingencies

Shareholders' equity:
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued at June 30, 2016 and September 30, 2015)	$—	$—
Common stock ($.01 par value, 500,000,000 shares authorized, 58,961,371 issued and outstanding at June 30, 2016; 58,870,823 shares issued and outstanding at September 30, 2015)	1	1
Additional paid-in capital	723	714
Retained earnings	765	710
Accumulated other comprehensive income	305	88
Treasury stock, at cost (537,613 shares at June 30, 2016; 512,391 shares at September 30, 2015)	(12)	(11)
Total shareholders' equity	1,782	1,502
Total liabilities and shareholders' equity	$26,338	$24,925

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended		Nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)		(Unaudited)
Revenues:
Premiums	$21	$17	$52	$43
Net investment income	236	212	685	628
Net investment (losses) gains	(28)	74	(7)	75
Insurance and investment product fees and other	32	23	93	65
Total revenues	261	326	823	811
Benefits and expenses:
Benefits and other changes in policy reserves	216	78	585	474
Acquisition and operating expenses, net of deferrals	28	26	83	83
Amortization of intangibles	(4)	88	34	97
Total benefits and expenses	240	192	702	654
Operating income	21	134	121	157
Interest expense	(5)	(6)	(17)	(18)
Income before income taxes	16	128	104	139
Income tax expense	6	42	37	51
Net income	$10	$86	$67	$88

Net income per common share:

Basic	$0.16	$1.48	$1.14	$1.51
Diluted	$0.16	$1.48	$1.14	$1.51
Weighted average common shares used in computing net income per common share:
Basic	58,309,849	58,058,247	58,278,505	58,125,850
Diluted	58,656,008	58,241,215	58,599,059	58,327,483

Cash dividend per common share	$0.065	$0.065	$0.195	$0.195

Supplemental disclosures:
Total other-than-temporary impairments	$(17)	$(4)	$(28)	$(65)
(Losses) Gains on derivative and embedded derivatives	(23)	27	(2)	90
Other realized investment gains	12	51	23	50
Total net investment (losses) gains	$(28)	$74	$(7)	$75

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three months ended		Nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)		(Unaudited)
Net income	$10	$86	$67	$88

Other comprehensive income (loss):
Unrealized investment gains (losses):
Change in unrealized investment gains (losses) before reclassification adjustment	623	(524)	497	(424)
Net reclassification adjustment for losses (gains) included in net income	1	(47)	1	15
Changes in unrealized investment gains (losses) after reclassification adjustment	624	(571)	498	(409)
Adjustments to intangible assets	(220)	212	(164)	141
Changes in deferred income tax asset/liability	(141)	127	(117)	94
Net changes to derive comprehensive income (loss) for the period	263	(232)	217	(174)
Comprehensive income (loss), net of tax	$273	$(146)	$284	$(86)

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity

Balance, September 30, 2015	$—	$1	$714	$710	$88	$(11)	$1,502
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(12)	—	—	(12)
Common stock issued under employee plans	—	—	2	—	—		2
Net income	—	—	—	67	—	—	67
Unrealized investment losses, net	—	—	—	—	217	—	217
Stock compensation	—	—	7	—	—	—	7
Balance, June 30, 2016	$—	$1	$723	$765	$305	$(12)	$1,782

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended
	June 30, 2016	June 30, 2015
	(Unaudited)
Cash flows from operating activities:
Net income	$67	$88
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	5	9
Amortization	(32)	(37)
Deferred income taxes	27	31
Interest credited/index credit to contractholder account balances	463	363
Net recognized losses (gains) on investments and derivatives	8	(75)
Charges assessed to contractholders for mortality and administration	(77)	(50)
Deferred policy acquisition costs, net of related amortization	(224)	(151)
Changes in operating assets and liabilities:
Reinsurance recoverable	11	13
Future policy benefits	(2)	(39)
Funds withheld from reinsurers	(68)	(13)
Collateral posted	79	(32)
Other assets and other liabilities	30	—
Net cash provided by operating activities	287	107
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	1,744	3,796
Proceeds from derivatives instruments and other invested assets	167	335
Proceeds from commercial mortgage loans	8	33
Cost of available-for-sale investments acquired	(2,511)	(4,557)
Costs of derivatives instruments and other invested assets	(215)	(234)
Costs of commercial mortgage loans	(99)	(302)
Related party loans	—	36
Capital expenditures	(6)	(6)
Net cash (used in) investing activities	(912)	(899)
Cash flows from financing activities:
Treasury stock	(1)	(11)
Common stock issued under employee plans	2	—
Dividends paid	(12)	(12)
Contractholder account deposits	2,138	2,046
Contractholder account withdrawals	(1,285)	(1,153)
Net cash provided by financing activities	842	870
Change in cash & cash equivalents	217	78
Cash & cash equivalents, beginning of period	502	576
Cash & cash equivalents, end of period	$719	$654

Supplemental disclosures of cash flow information
Interest paid	$10	$10
Taxes paid	$5	$38

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
At the effective time of the Merger, each vested and unvested, FGL option to purchase shares of common stock, restricted shares of common stock, and performance-based restricted stock will become fully vested and automatically converted into the right to receive a cash payment in an amount pursuant to the Merger Agreement.  In addition, at such time, each vested and unvested, stock option and restricted stock unit relating to shares of Fidelity & Guaranty Life Holdings, Inc., a subsidiary of FGL (“FGLH”) will become fully vested and automatically converted into the right to receive a cash payment in an amount pursuant to the Merger Agreement, and each dividend equivalent right held in respect of a share of FGLH stock (a “DER”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such DER.
The Merger is subject to closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division, New York Department of Financial Services, Vermont Department of Financial Regulation, China Insurance Regulatory Commission, and the Committee on Foreign Investment in the United States ("CFIUS").
On November 8, 2015, FS Holdco II Ltd., a wholly-owned subsidiary of HRG Group, Inc. and direct holder of 47,000,000 shares of FGL’s common stock representing approximately 81% of the outstanding shares of FGL’s common stock, delivered a written consent adopting, authorizing, accepting and approving in all respects the Merger Agreement and the transactions contemplated thereby, including the Merger. On November 25, 2015, FGL obtained the requisite approval for the Merger from the Vermont Department of Financial Regulation. On March 14, 2016, FGL received notification from CFIUS that it had concluded all action under Section 721 of the Defense Production Act of 1950, as amended, and determined that there are no unresolved national security concerns with respect to the merger. The parties are not required to file a notification of the Merger under the Hart-Scott Rodino

Antitrust Improvements Act of 1976, as amended, due to an available exemption. The adoption of the Merger Agreement by FGL’s stockholders required the affirmative vote or written consent of holders of at least a majority of the outstanding shares of FGL’s common stock.
Anbang continues to work on securing the required regulatory approvals and the parties are committed to securing such approvals, however, the closing of the FGL Merger, and the timing thereof, is subject to the regulatory review and approval process. In the event that the Merger Agreement is terminated, FGL may be required to pay a termination fee to Anbang and its subsidiaries of $51.
In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three and nine months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2016.  Amounts reclassified out of other comprehensive income are reflected in net investment gains in the unaudited Condensed Consolidated Statements of Operations.
(2) Significant Accounting Policies and Practices
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all other entities in which FGL has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.
We are involved in certain entities that are considered variable interest entities ("VIEs") as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control to evaluate if we are the primary beneficiary of the VIE. See "Note 4. Investments" to the Company’s unaudited Condensed Consolidated Financial Statements for additional information on the Company’s investments in unconsolidated VIEs.
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
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued amended guidance (ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting), effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Notable amendments in this update will simplify accounting for employee share-based payments in the following ways:

•
all excess tax benefits and tax deficiencies will be recognized as income tax expense (benefit) on the income statement, as opposed to current GAAP which recognizes excess tax benefits in additional paid-in capital (only recognized when the deduction reduces taxes payable) and tax deficiencies as an offset to accumulated excess tax benefits on the income statement

•
excess tax benefits will be classified along with other income tax cash flows as an operating activity on the cash flow statement (under current GAAP excess tax benefits are classified as a financing activity)

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
The amendments in this ASU may be early adopted during any interim or annual period. All amendments must be adopted in the same period. If adopted during an interim period, the amendments are required to be reflected as of the beginning of the fiscal year that includes the interim period. Amendments related to timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. The amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied using either a prospective transition method or a retrospective transition method. The Company has determined that the impact of this new accounting guidance is not material to its consolidated financial statements.
New Credit Loss Standard
In June 2016, the FASB issued new guidance (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments), effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Notable amendments in this update will change the accounting for impairment of most financial assets and certain other instruments in the following ways:

•
financial assets (or a group of financial assets) measured at amortized cost will be required to be presented at the net amount expected to be collected, with an allowance for credit losses deducted from the amortized cost basis, resulting in a net carrying value that reflects the amount the entity expects to collect on the financial asset

•
credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, rather than reductions in the amortized cost of the securities. The allowance methodology recognizes that value may be realized either through collection of contractual cash flows or through the sale of the security. Therefore, the amount of the allowance for credit losses will be limited to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value

•
the income statement will reflect the measurement of expected credit losses for newly recognized financial assets as well as the expected increases or decreases (including the reversal of previously recognized losses) of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount

•
disclosures will be required to include information around how the credit loss allowance was developed, further details on information currently disclosed about credit quality of financing receivables and net investments in leases, and a rollforward of the allowance for credit losses for available-for-sale debt securities as well as an aging analysis for securities that are past due

The amendments in this ASU may be early adopted during any interim or annual period beginning after December 15, 2018. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

(3) Significant Risks and Uncertainties

Federal Regulation

In April 2016, the Department of Labor (“DOL”) released its final “fiduciary” rule which could have a material impact on the Company, its products, distribution, and business model. The final rule treats persons who provide investment advice for a fee or other compensation with respect to assets of an employer plan or individual retirement account ("IRA") as fiduciaries of that plan or IRA. Significantly, the rule expands the definition of fiduciary to apply to persons, including insurance agents, who advise and sell products to IRA owners. As a practical matter, this means commissioned insurance agents selling the Company’s IRA products must qualify for a prohibited transaction exemption which requires the agent and financial institution to meet various conditions including that an annuity sale be in the “best interest” of the client without regard for the agent’s, financial institution’s or other party’s financial or other interests, and that any compensation paid to the agent and financial institution be reasonable. The final rule is effective June 2016 and generally applicable in April 2017. The rule has generated considerable controversy and is the subject of industry efforts to block implementation both in Congress and through court actions. The success or failure of these efforts cannot be predicted. Assuming the rule is not blocked, the precise impact of the rule on the financial services industry more generally, and the impact on the Company and its business in particular, is difficult to assess because the rule is new and still being studied. While we continue to analyze the regulation, we believe it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of our annuity sales are to IRAs. Compliance with the prohibited transaction exemptions would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact our business, results of operations and/or financial condition.

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
Concentrations of Financial Instruments
As of June 30, 2016 and September 30, 2015, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the banking industry with a fair value of $2,293 or 11% and $1,979 or 10%, respectively, of the invested assets portfolio, and an amortized cost of $2,227 and $1,962, respectively. As of June 30, 2016, the Company’s holdings in this industry include investments in 95 different issuers with the top ten investments accounting for 35% of the total holdings in this industry. As of June 30, 2016, the Company had no investments in issuers that exceeded 10% of shareholders' equity. The Company's largest concentration in any single issuer as of June 30, 2016 was Wells Fargo & Company with a total fair value of $173 or 1% of the invested assets portfolio. As of September 30, 2015, the Company had investments in 1 issuer, Wells Fargo & Company (the company's largest concentration in any single issuer as of September 30, 2015), that exceeded 10% of shareholders' equity with a total fair value of $170 or 1% of the invested assets portfolio.

The Company has exposure to the commodities sector via holdings in both energy-related and metal-related issuers.  The energy-related exposure is diversified across sub-sectors and 109 issuers as of June 30, 2016. The metal-related exposure is diversified across sub-sectors and 35 issuers as of June 30, 2016. Individual energy-related and metal-related holdings vary in their sensitivity to commodity price movements. At June 30, 2016, the Company held energy-related investments with an amortized cost and fair value of $1,585 and $1,529, respectively; and held metal-related investments with an amortized cost and fair value of $580 and $559, respectively. At September 30, 2015, the Company held energy-related investments with an amortized cost and fair value of $1,538 and $1,414, respectively; and held metal-related investments with an amortized cost and fair value of $613 and $513, respectively. At both June 30, 2016 and September 30, 2015, the Company's holdings in energy-related and metal-related investments were 7% and 3% of the investment portfolio, respectively. The Company has recognized $0 and $6 of other-than-temporary-impairment losses on metal-related investments and $4 and $4 for energy-related holding for the three and nine months ended June 30, 2016, respectively. The Company recognized no other-than-temporary-impairment losses for both metal and energy related investments in the three and nine months ended June 30, 2015.
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
The Company’s exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will decrease the net unrealized gain position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of the Company’s products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring the Company to liquidate assets in an unrealized loss position. This risk is mitigated to some extent by surrender charge protection provided by the Company’s products.

Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) and Front Street Re (Cayman) Ltd. ("FSRCI"), an affiliate, that could have a material impact on the Company’s financial position in the event that Wilton Re or FSRCI fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of June 30, 2016. As of June 30, 2016, the net amount recoverable from Wilton Re was $1,541 and the net amount recoverable from FSRCI was $1,143. The coinsurance agreement with FSRCI is on a funds withheld basis. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to reduce the risk of default by such reinsurers.

(4) Investments
The Company’s debt and equity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) (“AOCI”) net of associated adjustments for deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and deferred income taxes. The Company’s consolidated investments at June 30, 2016 and September 30, 2015 are summarized as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for sale securities
Asset-backed securities	$2,395	$5	$(108)	$2,292	$2,292
Commercial mortgage-backed securities	844	17	(15)	846	846
Corporates	10,663	651	(187)	11,127	11,127
Equities	600	49	(4)	645	645
Hybrids	1,326	62	(71)	1,317	1,317
Municipals	1,528	217	(4)	1,741	1,741
Residential mortgage-backed securities	1,392	54	(42)	1,404	1,404
U.S. Government	233	12	—	245	245
Total available-for-sale securities	18,981	1,067	(431)	19,617	19,617
Derivative investments	223	42	(49)	216	216
Commercial mortgage loans	622	—	—	638	622
Other invested assets	94	—	(1)	91	93
Total investments	$19,920	$1,109	$(481)	$20,562	$20,548

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for-sale securities
Asset-backed securities	$2,148	$5	$(47)	$2,106	$2,106
Commercial mortgage-backed securities	878	14	(10)	882	882
Corporates	9,533	351	(354)	9,530	9,530
Equities	597	27	(4)	620	620
Hybrids	1,211	45	(42)	1,214	1,214
Municipals	1,520	103	(15)	1,608	1,608
Residential mortgage-backed securities	2,099	89	(26)	2,162	2,162
U.S. Government	233	11	—	244	244
Total available-for-sale securities	18,219	645	(498)	18,366	18,366
Derivative investments	218	13	(149)	82	82
Commercial mortgage loans	491	—	—	490	491
Other invested assets	164	—	(9)	153	155
Total investments	$19,092	$658	$(656)	$19,091	$19,094
Included in AOCI were cumulative gross unrealized gains of $1 and gross unrealized losses of $2 related to the non-credit portion of other-than-temporary impairments ("OTTI") on non-agency residential mortgage-backed securities ("RMBS") at June 30, 2016 and September 30, 2015, respectively. The non-agency RMBS unrealized gains and losses represent the difference between amortized cost and fair value on securities that were previously impaired.
Securities held on deposit with various state regulatory authorities had a fair value of $17,389 and $16,012 at June 30, 2016 and September 30, 2015, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.
At June 30, 2016 and September 30, 2015, the company held investments that were non-income producing for a period greater than twelve months with fair values of $3 and $0, respectively.
In accordance with the Company's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $671 and $524 at June 30, 2016 and September 30, 2015, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	June 30, 2016
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$255	$258
Due after one year through five years	1,868	1,913
Due after five years through ten years	3,257	3,384
Due after ten years	7,649	8,168
Subtotal	13,029	13,723
Other securities which provide for periodic payments:
Asset-backed securities	2,395	2,292
Commercial mortgage-backed securities	844	846
Structured hybrids	721	707
Residential mortgage-backed securities	1,392	1,404
Subtotal	5,352	5,249
Total fixed maturity available-for-sale securities	$18,381	$18,972
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
Based on the results of our process for evaluating available-for-sales securities in unrealized loss positions for OTTI discussed above, the Company determined that the unrealized losses as of June 30, 2016 were primarily due to credit spread widening. While recovery in the commodity and energy markets improved the overall portfolio, certain securities held in these sectors are still impacted by the sharp declines in energy prices experienced in 2015. Similarly, the high yield market, which affects prices of leveraged loans typically used to secure collateralized loan obligations ("CLO"), improved during the quarter but certain securities still show negative effects from commodity price declines from last year. Nevertheless, the overall average rating of the Company’s holdings in these sectors remains investment grade. Based on an assessment of all securities in the portfolio in unrealized loss positions, the Company determined that the unrealized losses on the securities presented in the table below were not other-than-temporarily impaired as of June 30, 2016.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	June 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$782	$(34)	$1,178	$(74)	$1,960	$(108)
Commercial mortgage-backed securities	84	(2)	250	(13)	334	(15)
Corporates	587	(16)	1,660	(171)	2,247	(187)
Equities	36	(1)	57	(3)	93	(4)
Hybrids	132	(4)	442	(67)	574	(71)
Municipals	2	—	48	(4)	50	(4)
Residential mortgage-backed securities	233	(6)	508	(36)	741	(42)
Total available-for-sale securities	$1,856	$(63)	$4,143	$(368)	$5,999	$(431)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						305
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						577
Total number of available-for-sale securities in an unrealized loss position						882

	September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$816	$(14)	$833	$(33)	$1,649	$(47)
Commercial mortgage-backed securities	262	(8)	133	(2)	395	(10)
Corporates	2,342	(201)	1,328	(153)	3,670	(354)
Equities	37	—	106	(4)	143	(4)
Hybrids	88	(4)	542	(38)	630	(42)
Municipals	220	(6)	192	(9)	412	(15)
Residential mortgage-backed securities	423	(10)	294	(16)	717	(26)
Total available-for-sale securities	$4,188	$(243)	$3,428	$(255)	$7,616	$(498)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						712
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						396
Total number of available-for-sale securities in an unrealized loss position						1,108
At June 30, 2016 and September 30, 2015, securities in an unrealized loss position were primarily concentrated in investment grade, asset-backed, RMBS, hybrid and corporate debt instruments.
At June 30, 2016 and September 30, 2015, securities with a fair value of $312 and $302, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 2% of the carrying value of all investments in both reporting periods.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the three and nine months ended June 30, 2016 and 2015, for which a portion of the OTTI was recognized in AOCI:

	Three months ended		Nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Beginning balance	$3	$3	$3	$3
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—	—	—
OTTI was not previously recognized	—	—	—	—
Ending balance	$3	$3	$3	$3
The Company recognized $13 and $24 of credit impairment losses in operations during the three and nine months ended June 30, 2016, respectively, and $4 of change of intent losses during the three and nine months ended June 30, 2016, respectively, related to fixed maturity securities with an amortized cost of $275 and a fair value of $247 at June 30, 2016. During the three and nine months ended June 30, 2015, respectively, the Company recognized $4 and $65 of credit impairment losses in operations related to fixed maturity securities and other invested assets with an amortized cost of $156 and a fair value of $91 at June 30, 2015.
Details underlying write-downs taken as a result of OTTI that were recognized in "Net income" and included in net realized gains on securities were as follows:

	Three months ended		Nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
OTTI Recognized in Net Income:
Asset-backed securities	$4	$3	$9	$27
Corporates	—	—	6	2
Related party loans	4	—	4	—
Other invested assets	9	—	9	—
Other assets	—	1	—	36
Total	$17	$4	$28	$65
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

•
Preferred equity - The Company utilized a price from a third party valuation firm which considered the updated fair value estimates of the Salus Capital Partners LLC ("Salus") CLO and the Salus participation in RSH, in which Salus owns investment interests.

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
In June 2016, the cash proceeds from the RSH liquidation trust were distributed and the Company received $22. This reflected a recovery of 43% of par value, an increase over the 30% estimated recovery value recorded in the second fiscal quarter of 2015. As a result, the Company recognized a realized gain of $7 in the quarter ended June 30, 2016. The Company has a remaining direct investment in RSH of $3 as of June 30, 2016.

Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 3% of the Company’s total investments as of June 30, 2016 and September 30, 2015. The Company primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to reduce concentration risk. Subsequent to origination, the Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	June 30, 2016		September 30, 2015
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Funeral Home	$1	—%	$1	—%
Hotel	23	4%	13	3%
Industrial - General	37	6%	38	8%
Industrial - Warehouse	86	14%	76	15%
Multifamily	71	11%	64	13%
Office	184	30%	137	28%
Retail	221	35%	163	33%
Total commercial mortgage loans, gross of valuation allowance	$623	100%	$492	100%
Allowance for loan loss	(1)		(1)
Total commercial mortgage loans	$622		$491

U.S. Region:
East North Central	$138	22%	$121	25%
East South Central	21	3%	12	2%
Middle Atlantic	97	16%	87	18%
Mountain	69	11%	42	9%
New England	14	2%	9	2%
Pacific	160	26%	113	23%
South Atlantic	67	11%	69	13%
West North Central	14	2%	14	3%
West South Central	43	7%	25	5%
Total commercial mortgage loans, gross of valuation allowance	$623	100%	$492	100%
Allowance for loan loss	(1)		(1)
Total commercial mortgage loans	$622		$491
Within the Company's CML portfolio, 100% of all CMLs have a loan-to-value (“LTV”) ratio of less than 75% at June 30, 2016 and September 30, 2015. As of June 30, 2016, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at June 30, 2016 and September 30, 2015:

	Debt Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A(a)
June 30, 2016
LTV Ratios:
Less than 50%	$182	$19	$1	$202	32%	$205	32%
50% to 60%	181	—	—	181	29%	185	29%
60% to 75%	240	—	—	240	39%	248	39%
Commercial mortgage loans	$603	$19	$1	$623	100%	$638	100%
September 30, 2015
LTV Ratios:
Less than 50%	$115	$—	$11	$126	25%	$125	25%
50% to 60%	161	20	—	181	37%	180	37%
60% to 75%	185	—	—	185	38%	185	38%
Commercial mortgage loans	$461	$20	$11	$492	100%	$490	100%
(a) N/A - Current DSC ratio not available.

We establish a general mortgage loan allowance based upon the underlying risk and quality of the mortgage loan portfolio using DSC ratio and LTV ratio. A higher LTV ratio will result in a higher allowance. A higher DSC ratio will result in a lower allowance. We believe that the DSC ratio is an indicator of default risk on loans. We believe that the LTV ratio is an indicator of the principal recovery risk for loans that default.

	June 30, 2016	September 30, 2015
Gross balance commercial mortgage loans	$623	$492
Allowance for loan loss	(1)	(1)
Net balance commercial mortgage loans	$622	$491
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At June 30, 2016 and September 30, 2015, we had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of our CMLs:

	June 30, 2016	September 30, 2015
Current to 30 days	$623	$492
Past due	—	—
Total carrying value	$623	$492
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

If the borrower is determined to be in financial difficulty, we consider the following conditions to determine if the borrower will be granted a concession:
•assets used to satisfy debt are less than our recorded investment,
•interest rate is modified,
•maturity date extension at an interest rate less than market rate,
•capitalization of interest,
•delaying principal and/or interest for a period of three months or more, and
•partial forgiveness of the balance or charge-off.
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. As of June 30, 2016, our CML portfolio had no impairments, modifications or troubled debt restructuring.
Net investment income
The major sources of “Net investment income” on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Fixed maturity available-for-sale securities	$223	$199	$644	$589
Equity available-for-sale securities	7	8	23	26
Commercial mortgage loans	6	3	18	7
Related party loans	1	2	3	5
Invested cash and short-term investments	1	—	3	—
Other investments	3	5	8	16
Gross investment income	241	217	699	643
Investment expense	(5)	(5)	(14)	(15)
Net investment income	$236	$212	$685	$628
During the fiscal quarter ended June 30, 2015, the Company received notice that we are entitled to receive a settlement as a result of our ownership of certain RMBS that were issued by Countrywide Financial Corp. ("Countrywide"), an entity which was later acquired by Bank of America Corporation. An $18 cash settlement was received in the current quarter for a majority of the Countrywide securities, and another $2 is expected to be paid in the second fiscal quarter of 2017. In compliance with the Company's accounting policy described in "Note 2. Significant Accounting Policies and Practices" of the 2015 Form 10-K, the Company updated its cash flow projections for its best estimate of the recovery as of May 31, 2016 and determined the new effective yield, with the resulting immaterial impact recognized in “Net Investment Income”.

Net investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net realized gains (losses) on fixed maturity available-for-sale securities	$4	$47	$6	$24
Realized gains (losses) on equity securities	1	1	2	—
Change in fair value of other derivatives and embedded derivatives	(2)	(2)	(1)	10
Realized losses on other invested assets	(10)	(1)	(13)	(39)
Net realized (losses) gains on available-for-sale securities	(7)	45	(6)	(5)
Realized gains (losses) on certain derivative instruments	(32)	37	(86)	118
Unrealized gains (losses) on certain derivative instruments	48	(44)	112	(90)
Change in fair value of reinsurance related embedded derivative	(37)	36	(27)	52
Realized (losses) gains on hedging derivatives and reinsurance-related embedded derivatives	(21)	29	(1)	80
Net investment (losses) gains	$(28)	$74	$(7)	$75
For the three and nine months ended June 30, 2016, proceeds from the sale of fixed maturity available-for-sale securities totaled $190 and $939, gross gains on such sales totaled $7 and $25, and gross losses totaled $3 and $15, respectively.
For the three and nine months ended June 30, 2015, proceeds from the sale of fixed maturity available-for-sale securities, totaled $1,864 and $3,670, gross gains on such sales totaled $61 and $96, and gross losses totaled $2 and $36, respectively.
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
FGL Insurance participates in loans to third parties originated by Salus. Salus is an affiliated, limited liability company indirectly owned by HRG that originates senior secured asset-based loans to unaffiliated third-party borrowers. FGL Insurance also participates in CLOs managed by Salus and owns preferred equity in Salus within the funds withheld portfolio of the FSRCI treaty. Because Salus is not consolidated, the Company’s maximum exposure to loss as a result of its investments in or with Salus is limited to the carrying value of its investments in Salus which totaled $117 and $251 as of June 30, 2016 and September 30, 2015, respectively. FGL’s investments in or with Salus are detailed in “Note 14. Related Party Transactions” to the Company’s unaudited Condensed Consolidated Financial Statements.
During the fiscal quarter ended June 30, 2015, FGL invested in Boardwalk, an unaffiliated limited partnership fund that will invest in consumer whole loans, asset-backed investments, high yield, private investments, bank portfolio liquidations, bridge financing and other investments. The initial funding occurred March 20, 2015 with the remaining commitment expected to fund over the course of the next 3 years. FGL has funded $11 of a $35 commitment as of June 30, 2016.
FGL also executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured debt and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, FGL does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund through 2017. FGL has funded $38 as of June 30, 2016.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in fixed indexed annuity (“FIA”) contracts, is as follows:

	June 30, 2016	September 30, 2015
Assets:
Derivative investments:
Call options	$215	$81
Futures contracts	1	1
Other invested assets:
Other derivatives and embedded derivatives	20	21
Other assets:
Reinsurance related embedded derivative	142	168
	$378	$271

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,325	$2,149
Funds withheld for reinsurance liabilities:
Call options payable to FSRCI	9	5
Other liabilities:
Futures contracts	—	—
	$2,334	$2,154

The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows:

	Three months ended		Nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Net investment (losses) gains:
Call options	$14	$(7)	$21	$24
Futures contracts	2	—	5	4
Other derivatives and embedded derivatives	(2)	(2)	(1)	10
Reinsurance related embedded derivative	(37)	36	(27)	52
	$(23)	$27	$(2)	$90
Benefits and other changes in policy reserves
FIA embedded derivatives	$77	$(43)	$176	$266
Additional Disclosures
Other Derivatives and Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 which was based on the actual return of the fund. At June 30, 2016 the fair value of the fund-linked note and embedded derivative were $26 and $12, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".

FGL Insurance participates in loans to third parties originated by Salus, an affiliated VIE, indirectly owned by HRG that provides asset-based financing. During Q3 2016, one of the participating loans was denominated in Canadian ("CAD") currency which is different from FGL Insurance's functional currency. At September 30, 2015, three additional loan participations were denominated in CAD currency. All four loans denominated in CAD currency have been settled as of June 30, 2016. Two of the loan participations included a provision for reimbursement from the borrower to FGL Insurance for any net foreign exchange losses realized by FGL Insurance under the loan agreements. FGL Insurance's ability to recover the foreign exchange losses under these loan participations was such that the Company established embedded derivatives equal to FGL Insurance's cumulative net foreign exchange loss on these loan participations. The value of the embedded derivatives, which is equal to the cumulative net foreign exchange loss recognized on these loan participations, net of an allowance for counterparty credit risk, was reflected in "Other invested assets" as of the balance sheet date with changes in fair value reflected in the Company's unaudited Condensed Consolidated Statements of Operations. As of June 30, 2016, all of the loan participations were settled in full and the related embedded derivative balance was reduced to zero. The value of the embedded derivative was $1 at September 30, 2015. The Company had realized losses of $1 and $1 for the three and nine months ended June 30, 2016, respectively; and realized losses of $1 and realized gains of $10 for the three and nine months ended June 30, 2015, respectively, related to these foreign exchange embedded derivatives included in "Net investment gains (losses)".
FGL Insurance also had two participating loans denominated in CAD currency which also required reimbursement from the borrower in CAD currency, but did not include a provision for reimbursement for any net foreign exchange losses from the borrower. Salus executed CAD swap agreements with FGL Insurance to convert the CAD cash flows into United States dollar ("USD") cash flows. Under these swap agreements, Salus will reimburse the Company for certain realized foreign exchange losses related to cash flows on these loan participations from origination date through maturity date. Reimbursement under the swap agreements is reduced in the event the counterparties on the underlying loan participations are unable to fully repay amounts due on those loan participations. FGL Insurance's ability to recover the foreign exchange losses under these swap agreements is such that the Company has established derivatives equal to FGL Insurance's cumulative net foreign exchange losses on these loan participations. The value of these derivatives is reflected in “Other invested assets” with the changes in the fair value reflected in the Company’s unaudited Condensed Consolidated Statements of Operations. Additionally, a subsidiary of HRG, HGI Funding LLC, executed an agreement with the Company to guarantee, subject to the terms of the agreement, the fulfillment of the accumulated foreign exchange loss recoverable from Salus. As of June 30, 2016, one of these loans is outstanding. The Company recognized an OTTI loss on the loan during the quarter ended June 30, 2016 and also recorded a reduction in the amount recoverable under the swap agreement. The value of these derivatives was $8 and $10 at June 30, 2016 and September 30, 2015, respectively, which is equal to the cumulative net realized foreign exchange loss recognized on these loan participations, net of allowance for counterparty credit risk. The Company had realized losses of $2 and $2 for the three and nine months ended June 30, 2016, respectively; and no realized gains for the three and nine months ended June 30, 2015 related to these foreign exchange derivatives included in "Net investment gains (losses)".
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
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		June 30, 2016				September 30, 2015
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$1,577	$29	$—	$29	$2,233	$16	$—	$16
Deutsche Bank	*/Baa2/BBB+	2,100	46	11	35	2,482	26	—	26
Morgan Stanley	*/A1/A	3,687	77	46	31	4,086	35	7	28
Barclay's Bank	A/Baa3/BBB	1,310	30	—	30	392	4	—	4
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	1,091	33	29	4	—	—	—	—
Total		$9,765	$215	$86	$129	$9,193	$81	$7	$74

(a) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of June 30, 2016 and September 30, 2015, counterparties posted $86 and $7 of collateral, respectively, which is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $129 and $74 at June 30, 2016 and September 30, 2015, respectively.
The Company held 784 and 738 futures contracts at June 30, 2016 and September 30, 2015, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents " in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $3 and $3 at June 30, 2016 and September 30, 2015, respectively.

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

	June 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$719	$—	$—	$719	$719
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,262	30	2,292	2,292
Commercial mortgage-backed securities	—	759	87	846	846
Corporates	—	10,067	1,060	11,127	11,127
Hybrids	—	1,313	4	1,317	1,317
Municipals	—	1,700	41	1,741	1,741
Residential mortgage-backed securities	—	1,404	—	1,404	1,404
U.S. Government	61	184	—	245	245
Equity securities, available-for-sale	27	571	47	645	645
Derivative financial instruments	1	215	—	216	216
Reinsurance related embedded derivative, included in other assets	—	142	—	142	142
Other invested assets	—	8	60	68	68
Total financial assets at fair value	$808	$18,625	$1,329	$20,762	$20,762
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,325	$2,325	$2,325
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	9	—	9	9
Total financial liabilities at fair value	$—	$9	$2,325	$2,334	$2,334

	September 30, 2015
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$502	$—	$—	$502	$502
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,068	38	2,106	2,106
Commercial mortgage-backed securities	—	738	144	882	882
Corporates	—	8,566	964	9,530	9,530
Hybrids	—	1,214	—	1,214	1,214
Municipals	—	1,569	39	1,608	1,608
Residential mortgage-backed securities	—	2,162	—	2,162	2,162
U.S. Government	60	184	—	244	244
Equity securities, available-for-sale	26	560	34	620	620
Derivative financial instruments	1	81	—	82	82
Reinsurance related embedded derivative, included in other assets	—	168	—	168	168
Other invested assets	—	11	129	140	140
Total financial assets at fair value	$589	$17,321	$1,348	$19,258	$19,258
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,149	$2,149	$2,149
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	5	—	5	5
Total financial liabilities at fair value	$—	$5	$2,149	$2,154	$2,154
The carrying amounts of accrued investment income, and portions of other insurance liabilities, approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.
Valuation Methodologies

Fixed Maturity Securities & Equity Securities
The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company will then consistently apply the valuation methodology to measure the security’s fair value. The Company's fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The Company has an equity investment in a private business development company which is not traded on an exchange or valued by other sources such as analytics or brokers. The Company based the fair value of this investment on an estimated net asset value provided by the investee. Management did not make any adjustments to this valuation. The significant unobservable input used in the fair value measurement of equity securities available-for-sale for which the market approach valuation technique is employed is yields for comparable securities. Increases (decreases) in the yields would result in lower or higher, respectively, fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. The fair value of the Company's investment in mutual funds is based on the net asset value published by the respective mutual fund and represents the value the Company would have received if it withdrew its investment on the balance sheet date. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices.
The Company did not adjust prices received from third parties as of June 30, 2016 and September 30, 2015. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.

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
The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements) which represents what the Company would expect to receive or pay at the balance sheet date if it canceled the futures contract or entered into offsetting positions. Prior to December 31, 2015, futures contracts were classified as Level 2, but it was determined that these contracts be classified as Level 1 for subsequent reporting periods.
The significant unobservable inputs used in the fair value measurement of FIA embedded derivatives included in contractholder funds are market value of option, interest swap rates, mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at June 30, 2016 and September 30, 2015 was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies (“IULs”) and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At June 30, 2016 and September 30, 2015, this resulted in higher fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Other Invested Assets
Fair value of our loan participation interest securities approximates the unpaid principal balance of the participation interest as of June 30, 2016. In making this assessment, the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date and June 30, 2016, the primary market participant for these securities and the short-term maturity of these loans (less than 1 year).
Fair value of our loan participation interests in RSH and JSN Jewellery, Inc. are based upon a best estimate of the expected liquidation value of the underlying collateral. As of June 30, 2016, substantially all of RSH assets in the estate have been converted to cash through liquidation and the fair value of the Company’s RSH-related holdings reflects these cash balances, net of estimated expenses. The wind down process continues; therefore, some variability still exists in the fair value related to these costs.
Fair value of the AnchorPath embedded derivative is based on an unobservable input, the net asset value of the AnchorPath fund at the balance sheet date.  The embedded derivative is similar to a call option on the net asset value of the AnchorPath fund with a strike price of zero since FGL Insurance will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the AnchorPath fund on the maturity date.  Therefore, the Black-Scholes model returns the net asset value of the AnchorPath fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The net asset value of the AnchorPath fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black Scholes model is the value of the AnchorPath fund. As the value of the AnchorPath fund increases or decreases, the fair value of the embedded derivative will increase or decrease.
Fair value of foreign exchange derivative and embedded derivatives is based on the quoted USD/CAD exchange rates.
Related Party Loans - HGI Energy Loan
The HGI Energy loan's (discussed in "Note 14. Related Party Transactions" to the Company's unaudited Condensed Consolidated Financial Statements) fair value is based on the estimated future cash flows of the investment underlying the loan, analysis of publicly-traded firms in similar lines of business and geographical markets, and exchange prices in actual transactions as well as asking prices for controlling interests in similar companies currently offered for sale.
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
Policy Loans (included within Other Invested Assets)
Fair values for policy loans are estimated from a discounted cash flow analysis, using interest rates currently being offered for loans with similar credit risk.  Loans with similar characteristics are aggregated for purposes of the calculations.
Limited Partnership Investment (included in Other Invested Assets)
Fair value of our limited partnership investment, a private equity fund, is based upon estimated net asset value information and is classified as Level 3. For further discussion about our limited partnership investment see “Note 4. Investments” to the Company's unaudited Condensed Consolidated Financial Statements.
Related Party Loans - Salus Promissory Note
The Salus promissory note's (discussed in "Note 14. Related Party Transactions" to the Company's unaudited Condensed Consolidated Financial Statements) carrying value at par approximates fair value, as this is the exit price for the obligation of this loan.

Debt
The fair value of debt is based on quoted market prices. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2016 and September 30, 2015 are as follows:

	Fair Value at	Valuation		Range (Weighted average)
	June 30, 2016	Technique	Unobservable Input(s)	June 30, 2016
Assets
Asset-backed securities	$9	Broker-quoted	Offered quotes	99.43% - 100.75% (99.80%)
Asset-backed securities (Salus CLO equity tranche)	21	Third-Party Valuation	Offered quotes	31.46% - 31.46% (31.46%)
			Discount rate	15.01%
			RSH Recovery	5.00%
			Other loan recoveries	0.00% - 100.00%
Commercial mortgage-backed securities	83	Broker-quoted	Offered quotes	96.88% - 120.31% (110.29%)
Commercial mortgage-backed securities	4	Matrix Pricing	Quoted prices	98.14%
Corporates	829	Broker-quoted	Offered quotes	50.00% - 119.21% (103.57%)
Corporates	231	Matrix Pricing	Quoted prices	100.47% - 147.74% (107.64%)
Hybrids	4	Matrix Pricing	Quoted prices	19.47% - 19.47% (19.47%)
Municipals	41	Broker-quoted	Offered quotes	119.73%
Equity securities available-for-sale	37	Net Asset Value	Not applicable	100.00%
Equity securities available-for-sale	6	Matrix Pricing	Quoted prices	100.00%
Equity securities available-for-sale (Salus preferred equity)	4	Market-approach	Yield	14.25%
			RSH Recovery	5.00%
			Discount rate	15.01%
			Salus CLO Equity	31.46% - 31.46% (31.46%)
Other invested assets:
Available-for-sale embedded derivative	12	Black-Scholes model	Market value of AnchorPath fund	100.00%
Loan participations - Other	10	Market Pricing	Offered quotes	70.00% - 100.00% (99.94%)
Loan Participation - JSN Jewellery, Inc.	35	Liquidation value – 80% Recovery Estimate	Recovery estimate (wind-down costs)	80.00%
Loan participation - RadioShack (RSH) Corporation	3	Liquidation value – 5% Recovery Estimate	Recovery estimate (wind-down costs)	1.30% - 13.80%
Total	$1,329
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,325	Discounted Cash Flow	Market value of option	0.00% - 24.15% (2.07%)
			SWAP rates	0.98% - 1.36% (1.15%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (9.97%)
			Non-performance spread	0.25% - 0.25% (0.25%)
Total liabilities at fair value	$2,325

	Fair Value at	Valuation	Unobservable	Range (Weighted average)
	September 30, 2015	Technique	Input(s)	September 30, 2015
Assets
Asset-backed securities	$10	Broker-quoted	Offered quotes	100.37% - 107.84% (102.42%)
Asset-backed securities (Salus CLO equity tranche)	28	Third-Party Valuation	Offered quotes	41.80%
			Discount rate	15.00%
			Constant default rate	2.00%
			RSH recovery	30.00%
			Other loan recoveries	4.00% - 100.00%
Commercial mortgage-backed securities	144	Broker-quoted	Offered quotes	99.32% - 119.00% (110.95%)
Corporates	898	Broker-quoted	Offered quotes	56.75% - 113.83% (100.69%)
Corporates	66	Matrix Pricing	Quoted prices	104.58% - 142.43% (110.03%)
Municipals	39	Broker-quoted	Offered quotes	111.47%
Equity securities available-for-sale	25	Net Asset Value	Not applicable	100.00%
Equity securities available-for-sale	6	Matrix Pricing	Quoted prices	100.00%
Equity securities available-for-sale (Salus preferred equity)	3	Market-approach	Yield	11.00%
			RSH recovery	30.00%
			Discount rate	15.00%
			Salus CLO equity	41.80%
Other invested assets:
Available-for-sale embedded derivative	10	Black-Scholes Model	Market value of AnchorPath fund	100.00%
Loan participations	104	Market Pricing	Offered quotes	100.00%
Salus participation - RSH Corporation	15	Liquidation value – 30% Recovery Estimate	Recovery estimate (wind-down costs)	30.00% - 34.00%
Total	$1,348
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,149	Discounted Cash Flow	Market value of option	0.00% - 33.83% (1.01%)
			SWAP rates	1.38% - 2.00% (1.69%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (10.13%)
			Non-performance spread	0.25% - 0.25% (0.25%)
Total liabilities at fair value	$2,149

Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Condensed Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended June 30, 2016 and 2015, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2016
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$75	$(4)	$1	$—	$—	$(1)	$(41)	$30
Commercial mortgage-backed securities	139	—	1	—	—	(1)	(52)	87
Corporates	1,006	—	19	19	—	(4)	20	1,060
Hybrids	—	—	—	—	—	—	4	4
Municipals	39	—	2	—	—	—	—	41
Equity securities available-for-sale	43	—	(1)	5	—	—	—	47
Other invested assets:
Available-for-sale embedded derivative	11	1	—	—	—	—	—	12
Loan participations	88	(4)	5	16	—	(57)	—	48
Total assets at Level 3 fair value	$1,401	$(7)	$27	$40	$—	$(63)	$(69)	$1,329
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,248	$77	$—	$—	$—	$—	$—	$2,325
Total liabilities at Level 3 fair value	$2,248	$77	$—	$—	$—	$—	$—	$2,325

(a) The net transfers out of Level 3 during the three months ended June 30, 2016 were exclusively to Level 2.

	Nine months ended June 30, 2016
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$38	$(9)	$1	$41	$—	$(1)	$(40)	$30
Commercial mortgage-backed securities	144	—	2	—	—	(3)	(56)	87
Corporates	964	—	32	82	—	(23)	5	1,060
Hybrids	—	—	—	—	—	—	4	4
Municipals	39	—	2	—	—	—	—	41
Equity securities available-for-sale	34	—	—	13	—	—	—	47
Other invested assets:
Available-for-sale embedded derivative	10	2	—	—	—	—	—	12
Loan participations	119	(7)	9	50	—	(123)	—	48
Total assets at Level 3 fair value	$1,348	$(14)	$46	$186	$—	$(150)	$(87)	$1,329
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,149	$176	$—	$—	$—	$—	$—	$2,325
Total liabilities at Level 3 fair value	$2,149	$176	$—	$—	$—	$—	$—	$2,325

(a) The net transfers out of Level 3 during the nine months ended June 30, 2016 were exclusively to Level 2.

	Three months ended June 30, 2015
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$92	$(3)	$—	$—	$—	$—	$(19)	$70
Commercial mortgage-backed securities	142	—	(2)	—	—	—	—	140
Corporates	925	—	(20)	—	(1)	(3)	—	901
Municipals	40	—	(2)	—	—	—	—	38
Equity securities available-for-sale	18	(9)	—	—	—	—	—	9
Other invested assets:
Available-for-sale embedded derivative	12	—	—	—	—	—	—	12
Loan participations	195	(1)	2	—	—	(14)	—	182
Total assets at Level 3 fair value	$1,424	$(13)	$(22)	$—	$(1)	$(17)	$(19)	$1,352
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,217	$(43)	$—	$—	$—	$—	$—	$2,174
Total liabilities at Level 3 fair value	$2,217	$(43)	$—	$—	$—	$—	$—	$2,174

(a) The net transfers out of Level 3 during the three months ended June 30, 2015 were exclusively to Level 2.

	Nine months ended June 30, 2015
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$74	$(28)	$2	$66	$(15)	$—	$(29)	$70
Commercial mortgage-backed securities	83	—	—	57	—	—	—	140
Corporates	834	2	4	123	(1)	(37)	(24)	901
Municipals	37	—	1	—	—	—	—	38
Equity securities available-for-sale	40	(30)	(1)	—	—	—	—	9
Other invested assets:
Available-for-sale embedded derivative	11	1	—	—	—	—	—	12
Loan participations	213	(38)	(2)	78	—	(69)	—	182
Total assets at Level 3 fair value	$1,292	$(93)	$4	$324	$(16)	$(106)	$(53)	$1,352
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,908	$266	$—	$—	$—	$—	$—	$2,174
Total liabilities at Level 3 fair value	$1,908	$266	$—	$—	$—	$—	$—	$2,174

(a) The net transfers out of Level 3 during the nine months ended June 30, 2015 were exclusively to Level 2.
The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheet at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	June 30, 2016
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$638	$638	$622
Policy loans, included in other invested assets	—	—	12	12	14
Limited partnership investment, included in other invested assets	—	—	11	11	11
Related party loans	—	—	72	72	72
Total	$—	$—	$733	$733	$719

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$14,702	$14,702	$16,549
Debt	—	302	—	302	300
Total	$—	$302	$14,702	$15,004	$16,849

	September 30, 2015
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$490	$490	$491
Policy loans, included in other invested assets	—	—	9	9	11
Limited partnership investment, included in other invested assets	—	—	4	4	4
Related party loans	—	—	78	78	78
Total	$—	$—	$581	$581	$584

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$14,126	$14,126	$15,621
Debt	—	312	—	312	300
Total	$—	$312	$14,126	$14,438	$15,921

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three and nine months ended June 30, 2016 and 2015.

Primary market issuance and secondary market activity for certain asset-backed securities during the three and nine months ended June 30, 2016 and 2015 increased the market observable inputs used to establish fair values for similar securities. These factors, along with more consistent pricing from third-party sources, resulted in the Company concluding that there is sufficient trading activity in similar instruments to support classifying these securities as Level 2 as of June 30, 2016 and 2015. Accordingly, the Company’s assessment resulted in net transfers into Level 3 with valuation of $24 and $47 related to corporate and hybrid securities and net transfers out of Level 3 with valuation of $93 and $134 related to asset-backed and commercial mortgage-backed securities during the three and nine months ended June 30, 2016.

During the three and nine months ended June 30, 2015, there were net transfers out of Level 3 of $19 and $53, related to asset-backed and corporate securities.

(7) Intangible Assets
Information regarding VOBA and DAC which includes deferred sales inducement, is as follows:

	VOBA	DAC	Total
Balance at September 30, 2015	$187	$801	$988
Deferrals	—	258	258
Less:
Unlocking	12	(1)	11
Interest	8	25	33
Amortization	(33)	(45)	(78)
Add: Adjustment for unrealized investment gains	(136)	(28)	(164)
Balance at June 30, 2016	$38	$1,010	$1,048

Accumulated amortization	$404

	VOBA	DAC	Total
Balance at September 30, 2014	$59	$456	$515
Deferrals	—	249	249
Less:
Unlocking	3	(5)	(2)
Interest	9	16	25
Amortization	(57)	(63)	(120)
Add: Adjustment for unrealized investment losses	49	92	141
Balance at June 30, 2015	$63	$745	$808

Accumulated amortization	$399
Amortization of VOBA and DAC is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4% to 5%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Consolidated Statement of Operations. As of June 30, 2016 and September 30, 2015, the VOBA balance included cumulative adjustments for net unrealized investment losses (gains) of $(135) and $1, respectively, and the DAC balances included cumulative adjustments for net unrealized investment losses (gains) of $(29) and $(1), respectively.
The above DAC balances include $81 and $59 of deferred sales inducements, net of shadow adjustments, as of June 30, 2016 and September 30, 2015, respectively.
The weighted average amortization period for VOBA is approximately 5.0 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2016	8
2017	29
2018	25
2019	20
2020	16
Thereafter	75

(8) Debt
The Company's outstanding debt as of June 30, 2016 and September 30, 2015 is as follows:

	June 30, 2016	September 30, 2015
Debt	$300	$300
Revolving credit facility	—	—
As of June 30, 2016 and September 30, 2015, the Company has not drawn on the revolver. As of June 30, 2016 and September 30, 2015, the interest rate would be equal to 5.50% and 5.25%, respectively, had the Company drawn on the revolver. As of both June 30, 2016 and September 30, 2015, the amount available to be drawn on the revolver was $150.
The interest expense and amortization of debt issuance costs of the Company's debt for the three and nine months ended June 30, 2016 and 2015, respectively, were as follows:

	Three months ended				Nine months ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
Debt	$5	$—	$5	$1	$14	$2	$14	$3
Revolving credit facility	—	—	—	—	—	1	—	1
As of June 30, 2016, debt issuance costs related to the $300 debt were fully amortized.

(9)    Equity
Share Repurchases
On September 2, 2014, the Company’s Board of Directors authorized the repurchase of up to 500 thousand shares of the Company’s outstanding shares of common stock over the next twelve months. As of June 30, 2015, the share repurchase program was completed and a total of 512 thousand shares of common stock had been repurchased and held in treasury for a total cost of $11, of which 500 thousand shares were pursuant to the repurchase program and 12 thousand shares were acquired to satisfy employee income tax withholding pursuant to the Company’s stock compensation plan. During the nine months ended June 30, 2016, an additional 25 thousand shares were acquired for a total cost of $1 to satisfy employee income tax withholding pursuant to the Company’s stock compensation plan, resulting in a total of 537 thousand shares repurchased, held in treasury, for a total cost of $12. No shares were acquired during the three months ended June 30, 2016. Subsequent to the Company's repurchase of shares, HRG indirectly held 47,000 thousand shares of FGL's outstanding common stock, representing an 80% interest at June 30, 2016.
Dividends
The Company declared the following cash dividends during the three and nine months ended June 30, 2016 and 2015:

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
November 18, 2014	December 15, 2014	December 1, 2014	58,279	$0.065	$4
February 10, 2015	March 9, 2015	February 23, 2015	57,975	$0.065	$4
May 1, 2015	June 1, 2015	May 18, 2015	57,932	$0.065	$4
November 12, 2015	December 14, 2015	November 30, 2015	58,144	$0.065	$4
February 2, 2016	March 7, 2016	February 22, 2016	58,210	$0.065	$4
April 28, 2016	May 30, 2016	May 16, 2016	58,211	$0.065	$4

On August 1, 2016, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend will be paid on September 6, 2016 to shareholders of record as of the close of business on August 22, 2016.

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
The Company recognized total stock compensation expense related to the FGL Plans and FGLH Plans as follows:

	Three months ended		Nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
FGL Plans
Stock options	$—	$—	$—	$1
Restricted shares	1	—	2	5
Performance restricted stock units	2	1	5	3
Unrestricted shares	—	—	—	—
	3	1	7	9
FGLH Plans
Stock Incentive Plan - stock options	(1)	—	—	1
2011 dividend equivalent plan	—	—	—	—
Amended and Restated Stock Incentive Plan - stock options	—	2	1	4
Amended and Restated Stock Incentive Plan - restricted stock units	(1)	—	—	1
2012 dividend equivalent plan	—	1	—	1
	(2)	3	1	7
Total stock compensation expense	1	4	8	16
Related tax benefit	—	1	3	6
Net stock compensation expense	$1	$3	$5	$10
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the unaudited Condensed Consolidated Statements of Operations.
Total compensation expense related to the FGL Plans and FGLH Plans not yet recognized as of June 30, 2016 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Plans
Stock options	$—	2
Restricted shares	3	2
Performance restricted stock units	2	0
Unrestricted shares	—	N/A
	5
FGLH Plans
Stock Incentive Plan - stock options	—	N/A
2011 dividend equivalent plan	—	N/A
Amended and Restated Stock Incentive Plan - stock options	—	0
Amended and Restated Stock Incentive Plan - restricted stock units	—	0
2012 dividend equivalent plan	—	N/A
	—
Total unrecognized stock compensation expense	$5	1

FGL Plans
FGL’s Compensation Committee is authorized to grant up to 2,838 thousand equity awards under the FGL Plans. At June 30, 2016, 1,212 thousand equity awards are available for future issuance under the FGL Plans.
FGL granted 119 thousand stock options to a certain officer in the nine months ended June 30, 2016 and 183 thousand stock options to certain officers, directors, other key employees and Compensation Committee members in the nine months ended June 30, 2015, respectively. These stock options vest in equal installments over a period of 3 years and expire on the seventh anniversary of the grant date. The total fair value of the options granted in the nine months ended June 30, 2016 and 2015 was $0 and $1, respectively.
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
At June 30, 2016, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $1, $0, and $1, respectively. At June 30, 2016, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 5 years, 5 years and 5 years, respectively.
During the nine months ended June 30, 2016, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $0, $2 and $0, respectively. During the nine months ended June 30, 2015, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was not material.
A summary of FGL’s outstanding stock options as of June 30, 2016, and related activity during the nine months then ended, is as follows (option amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2015	317	$21.60
Granted	119	25.75
Exercised	(77)	24.31
Forfeited or expired	(8)	22.31
Stock options outstanding at June 30, 2016	351	22.40
Exercisable at June 30, 2016	114	19.55
Vested or projected to vest at June 30, 2016	348	22.39
The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model and based on the value of FGL's common stock for stock options granted during the nine months ended June 30, 2016:

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

FGL granted 26 thousand restricted shares to a certain officer in the nine months ended June 30, 2016 and 138 thousand restricted shares to certain officers, directors, other key employees and Compensation Committee members in the nine months ended June 30, 2015, respectively. These shares vest in equal installments over a period of 3 years. FGL granted 12 thousand restricted shares to an officer in the nine months ended June 30, 2015 that vested over a period of one year. In the nine months ended June 30, 2015, FGL also granted 140 thousand restricted shares to certain directors which vest in three tranches; 20% on the first anniversary of the grant date; 50% on the second anniversary of the grant date; and 30% on the third anniversary of the grant date, and granted 8 thousand restricted shares to certain directors which vest in equal installments over a period of three years. The total fair value of the restricted shares granted in 2016 and 2015 was $1 and $7, respectively.

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
A summary of FGL’s nonvested restricted shares outstanding as of June 30, 2016, and related activity during the nine months then ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding at September 30, 2015	246	$21.92
Granted	26	25.75
Vested	(100)	21.32
Forfeited	(13)	22.74
Nonvested restricted shares outstanding at June 30, 2016	159	22.87
FGL also granted 32 thousand performance restricted stock units (“PRSUs”) to senior executive officers under the Omnibus Plan in the nine months ended June 30, 2015. These units vest on September 30, 2016, contingent on the satisfaction of performance criteria and on the officer's continued employment unless otherwise noted in the agreement. PRSUs subject to vesting are adjusted based on FGL's financial yearly performance, which is evaluated on two non-GAAP measures: (1) pre-tax adjusted operating income, and (2) return on equity. Depending on the performance results for each year, the ultimate payout of PRSUs could range from zero to 200% of the target award for each year. One-half of the award is earned based on each year’s results for the awards granted in the six months ended March 31, 2015. The total fair value of the PRSUs granted in the nine months ended June 30, 2015 assuming attainment of the target performance level in each year was $1.
A summary of nonvested PRSUs outstanding as of June 30, 2016, and related activity during the nine months then ended, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Weighted Average Grant Date Fair Value
Nonvested PRSUs outstanding at September 30, 2015	515	$17.69
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested PRSUs outstanding at June 30, 2016	515	17.69
Additionally, in the nine months ended June 30, 2015, FGL granted unrestricted shares totaling 9 thousand to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was less than $1 for the nine months ended June 30, 2015.

FGLH Plans
A summary of FGLH's outstanding stock options as of June 30, 2016, and related activity during the nine months then ended, is as follows (option amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2015	87	$45.04
Granted	—	—
Exercised	(2)	48.09
Forfeited or expired	(1)	49.45
Stock options outstanding at June 30, 2016	84	44.93
Vested and exercisable at June 30, 2016	84	44.93
Vested or projected to vest at June 30, 2016	84	44.93
At June 30, 2016, the liability for vested or expected to vest stock options was based on the fair values of the outstanding options. The following assumptions were used in the determination of these fair values using the Black-Scholes option pricing model and based on the value of FGLH's common stock:

Weighted average stock option fair value	$77.94
FGLH common stock fair value	$123.28
FGL common stock value	$23.18
Risk-free interest rate	0.29%
Assumed dividend yield	1.1%
Expected option term	0.33
Volatility	14.55%
The primary assumption used in the determination of the fair value of FGLH's common stock is the value of the Company's common stock and a discount for lack of liquidity. The dividend yield is based on the expected dividend rate during the expected life of the option. Expected volatility is based on the range of FGL’s stock prices after the announcement of the pending merger transaction with Anbang. The expected life of the options granted represents the period of time from the grant date to the estimated closing date of the merger transaction with Anbang. Upon closing of the merger transaction, the vesting of the options will be accelerated and the options will be paid out as described in “Note 1. Basis of Presentation”, and the option agreements contain a “change in control” provision which requires vesting of the options to be accelerated if the options are not replaced by substantially similar awards after the change in control.
At June 30, 2016, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $7, $7 and $7, respectively. At June 30, 2016, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 3 years, 3 years and 3 years, respectively. The intrinsic value of stock options exercised and the amount of cash paid upon exercise during the nine months ended June 30, 2016 and 2015 was $0 and $4, respectively.

A summary of FGLH's nonvested restricted stock units as of June 30, 2016 and related activity during the nine months then ended is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value (a)
Nonvested restricted stock units outstanding at September 30, 2015	11	$49.57
Granted	—	—
Vested	(11)	49.45
Forfeited	—	49.45
Nonvested restricted stock units outstanding at June 30, 2016	—	—
(a)    Fair value is based on the value of FGLH’s common stock, not the value of the Company’s common stock.
The amount of cash paid upon vesting for restricted stock units which vested during the nine months ended June 30, 2016 and 2015 was $2 and $1, respectively.

(11) Income Taxes

The provision for income taxes represents federal income taxes. The effective tax rates for the three and nine months ended June 30, 2016 were 38% and 36%, respectively. The effective tax rates for the three and nine months ended June 30, 2015 were 33% and 37%, respectively. The effective tax rate on pre-tax income for the current nine month period differs from the U.S Federal statutory rate primarily due to current period changes in the Company’s valuation allowance. The effective tax rate on pre-tax income for the three and nine month periods ended June 30, 2015 differed from the U.S Federal statutory rate primarily due to changes to the Company’s valuation allowance. The largest component impacting the effective tax rate for the current three month period was the valuation allowance placed against the income tax benefit of the Company’s non-life subsidiaries. The largest component impacting the nine month comparative period was the valuation allowance established against non-life losses in the 2015 comparative period, which included impairment losses. The non-life losses, which due to valuation allowance offsets reduce pretax income without creating a corresponding tax benefit, drove up the effective rate.

The Company maintains a valuation allowance against certain U.S. Internal Revenue Code, Section 382 ("Section 382") limited capital loss carry forwards and the deferred tax assets of its non-life insurance company subsidiaries. A valuation allowance has been placed against Section 382 limited capital loss carry forwards to reduce these deferred tax assets to an amount that is more-likely than not to be realized before the attributes expire. The non-life insurance company subsidiaries have a history of losses and insufficient sources of future income in order to recognize any portion of their deferred tax assets. All other deferred tax assets are more likely than not to be realized, based on expectations as to our future taxable income and considering all other available evidence, both positive and negative.
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
As of June 30, 2016, the Company had a partial valuation allowance of $49 against its gross deferred tax assets of $134. The valuation allowance is largely an offset to the non-life company deferred tax assets that are considered more likely than not to be unrecoverable due to insufficient sources of future income. In addition, a valuation allowance still exists against life company capital loss carryforwards that are now expected to be utilized in the current fiscal year before they expire. The remaining valuation allowance on life company capital loss carryforwards will be recognized through the effective tax rate during the current fiscal year.

(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of June 30, 2016 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

Asset Type	June 30, 2016
Other invested assets	$63
Fixed maturity securities, available-for-sale	15
Other assets	37
Total	$115
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
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At June 30, 2016, FGL has accrued $3 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $3.
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
At June 30, 2016, the Company estimated the total cost for the settlement, legal fees and other costs related to Cressy would be $9, with a liability for the unpaid portion of the estimate of $1. The Company has incurred and paid $5 related to legal fees and other costs and $3 related to settlement costs as of June 30, 2016. Based on the information currently available the Company does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued.
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
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri (the "District Court"), captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. Harbinger Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Re (Cayman) Ltd. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), requests injunctive and declaratory relief seeks unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims Plaintiff Ludwick overpaid at least $0 for her annuity. On April 13, 2015, the Company joined in the filing of a Joint Motion to Dismiss the complaint. On February 12, 2016, the District Court granted the defendants’ Joint Motion to Dismiss. Judgment was entered on February 12, 2016. On March 3, 2016, Plaintiff Ludwick filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”) from the District Court’s Order and Judgment. As of June 30, 2016, the Company did not have sufficient information to determine whether the Company is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $1, which was accrued during the nine months ended June 30, 2016.
(13) Reinsurance
The effect of reinsurance on premiums earned and benefits incurred and reserve changes (net benefits incurred) for the three and nine months ended June 30, 2016 and 2015 were as follows:

	Three months ended				Nine months ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$69	$281	$68	$133	$196	$789	$195	$666
Assumed	—	—	—	(15)	—	1	17	1
Ceded	(48)	(65)	(51)	(40)	(144)	(205)	(169)	(193)
Net	$21	$216	$17	$78	$52	$585	$43	$474
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three and nine months ended June 30, 2016 and 2015, the Company did not write off any reinsurance balances. During the three and nine months ended June 30, 2016 and 2015, the Company did not commute any ceded reinsurance.
Effective April 1, 2015, Security Life of Denver ("SLD") recaptured a traditional life block of business previously assumed and ceded by the Company and simultaneously ceded this business to Wilton Re.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.

(14) Related Party Transactions
FSRCI
We have reinsured certain of our liabilities and obligations to FSRCI. As we are not relieved of our liability to our policyholders for this business, the liabilities and obligations associated with the reinsured policies remain on our unaudited Condensed Consolidated Balance Sheets with a corresponding reinsurance recoverable from FSRCI. In addition to various remedies that we would have in the event of a default by FSRCI, we continue to hold assets in support of the transferred reserves. At June 30, 2016 and September 30, 2015, the Company's reinsurance recoverable included $1,143 and $1,227, respectively, related to FSRCI and funds withheld for reinsurance liabilities included $1,190 and $1,258, respectively, related to FSRCI.
Below are the ceded operating results to FSRCI for the three and nine months ended June 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
Revenues:	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Premiums	$1	$1	$2	$1
Net investment income	15	14	47	47
Net investment losses	(3)	(3)	(10)	(18)
Insurance and investment product fees	1	1	3	3
Total revenues	14	13	42	33

Benefits and expenses:
Benefits and other changes in policy reserves	(12)	(7)	(36)	(35)
Acquisition & operating expenses, net of deferrals	(1)	(1)	(3)	(3)
Total benefits and expenses	(13)	(8)	(39)	(38)

Operating income (loss)	$1	$5	$3	$(5)
FGL Insurance participates in loans to third parties originated by Salus, an affiliated, limited liability company indirectly owned by HRG. Salus is also considered a VIE as described in “Note 4. Investments” to the Company’s unaudited Condensed Consolidated Financial Statements. Salus originated senior secured asset-based loans to unaffiliated third-party borrowers. In January 2014, FSRCI acquired preferred equity interests in Salus which have a 10% per annum return and a total par value of $30 which is included in the FSRCI funds withheld portfolio. Accordingly all income on this asset is ceded to FSRCI. The Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests. The carrying value of these investments in Salus as of June 30, 2016 and September 30, 2015 are disclosed in the tables below.

On February 27, 2015, FGL Insurance entered into a transaction with Salus whereby Salus transferred $14 of loan participations and $16 of CLO subordinated debt (i.e., equity tranche) to FGL Insurance in exchange for retirement of the $20 promissory note and $10 revolving loan owed by Salus to FGL Insurance resulting in the termination of these facilities. Additionally, FGL Insurance also entered into a transaction with the Salus CLO whereby FGL Insurance transferred $29 of loan participations into the CLO in exchange for $27 of CLO subordinated notes (i.e., equity tranche) and a promissory note of $2 from Salus.  Both transactions qualified as sales of financial assets accounted for at fair value and therefore did not result in any gain or loss. FGL Insurance also concluded that it is not the primary beneficiary of the Salus CLO before and after these two transactions as FGL Insurance lacks the power to direct the activities that significantly affect the economic performance of the CLO and, to a lesser extent, FGL Insurance continues to own less than a majority ownership of the CLO subordinated notes after the two transactions. On June 13, 2016, the Salus promissory note was repaid for $2 and all obligations under the note were satisfied.

Please refer to "Note 5. Derivative Financial Instruments" to the Company’s unaudited Condensed Consolidated Financial Statements for disclosure of a Canadian dollar foreign exchange swap agreement for one of our Salus loan participations.
The Company’s related party investments as of June 30, 2016 and September 30, 2015, and related net investment income for the three and nine months ended June 30, 2016 and 2015 are summarized as follows:

		June 30, 2016
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed maturities, available-for-sale	$113	$—	$113
Fortress Investment Group CLOs	Fixed maturities, available-for-sale	180	2	182
Salus preferred equity (a)	Equity securities, available-for-sale	4	—	4
Salus participations (b)	Other invested assets	40	—	40
Energy & Infrastructure Capital ("EIC") participations	Other invested assets	8	—	8
Foreign exchange derivatives and embedded derivatives	Other invested assets	8	—	8
HGI energy loan (c)	Related party loans	72	—	72
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) Includes loan participations with 4 different borrowers with an average loan fair value of $10 as of June 30, 2016.
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

		Three months ended		Nine months ended
		June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Type	Investment Income Classification	Net investment income	Net investment income	Net investment income	Net investment income
Salus CLOs	Fixed maturities	$2	$3	$7	$9
Fortress Investment Group CLOs	Fixed maturities	2	2	6	6
Salus participations	Other invested assets	1	4	4	12
EIC Participations	Other invested assets	1	—	1	—
HGI energy loan	Related party loans	1	2	3	4
Salus promissory note	Related party loans	—	—	—	1
The Company had realized foreign exchange losses of $1 and $4 for the three and nine months ended June 30, 2016, respectively, related to its CAD denominated loan participations originated by Salus. Additionally, the Company had foreign exchange derivative and embedded derivative losses of $3 and $3 for the three and nine months ended June 30, 2016, respectively, included in other invested assets. The Company had realized foreign exchange losses of $0 and $3 for the three and nine months ended June 30, 2015, respectively, related to its CAD denominated loan participations originated by Salus. Additionally, the Company had foreign exchange derivative and embedded derivative losses of $1 and gains of $10 for the three and nine months ended June 30, 2015, respectively, included in other invested assets. See "Note 5. Derivative Financial Instruments" to the Company’s unaudited Condensed Consolidated Financial Statements for further details.
During the third quarter of Fiscal 2016, the Company received proceeds from the RSH liquidation trust of $22 resulting in a realized gain of $7. Additionally, the Company realized impairment losses of $4 related to a change in intent on the HGI energy loan during the third quarter of Fiscal 2016. Further, the Company realized impairment losses of $4 and $9 on available-for-sale fixed maturity securities and other invested assets, respectively related to its direct investment in the Salus CLO and associated loan participations. See "Note 4. Investments" to the Company’s unaudited Condensed Consolidated Financial Statements for further details.

The Company had realized impairment losses of $3 and $27 on available-for-sale fixed maturity securities and $1 and $36 on other invested assets for the three and nine months ended June 30, 2015, respectively. The year to date amount included $35 in fixed maturities, available-for-sale and other invested assets, respectively due to direct and indirect investments in RSH included within the Salus CLOs and the Salus participations.
(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended		Nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income (loss) attributable to common shares - basic	$10	$86	$67	$88

Weighted-average common shares outstanding - basic	58,310	58,058	58,279	58,126
Dilutive effect of unvested restricted stock & PRSU	319	143	293	168
Dilutive effect of stock options	27	40	27	33
Weighted-average shares outstanding - diluted	58,656	58,241	58,599	58,327

Net income (loss) per common share:
Basic	$0.16	$1.48	$1.14	$1.51
Diluted	$0.16	$1.48	$1.14	$1.51
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.

The calculation of diluted earnings per share for the three and nine months ended June 30, 2016 and 2015 excludes the incremental effect related to certain outstanding stock options and restricted stock due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is 10 thousand shares for the three months ended June 30, 2016 and 7 thousand shares for the nine months ended June 30, 2016. The number of weighted average equivalent shares excluded is 24 thousand shares for the three months ended June 30, 2015 and 22 thousand shares for the nine months ended June 30, 2015.  Also, stock-based compensation awards under the FGLH Plans are settled in cash and, therefore, are excluded from the computation of diluted earnings per share.

(16) Insurance Subsidiary Financial Information and Regulatory Matters
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $208 and $226 at June 30, 2016 and September 30, 2015, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $3 and $2 at June 30, 2016 and September 30, 2015, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be $0 and negative $33 as of June 30, 2016 and September 30, 2015, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by National Association of Insurance Commissioners (“NAIC”) 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at June 30, 2016 and September 30, 2015 was $211 and $196, respectively.

On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $26 increase to statutory capital and surplus at June 30, 2016. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $806 (unaudited) to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which had the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practices have no impact on the Company’s unaudited Condensed Consolidated Financial Statements which are prepared in accordance with GAAP.

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

•	the impact of the newly finalized Department of Labor “fiduciary” rule on the Company, its products, distribution and business model;

•	the impact of the anticipated implementation of principle-based reserving on our ability to write certain products, manage risk and deploy capital efficiently;

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

Introduction
Management's discussion and analysis reviews our consolidated financial position at June 30, 2016 (unaudited) and September 30, 2015, and the unaudited consolidated results of operations for the three and nine months ended June 30, 2016 and 2015 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Fidelity & Guaranty Life ("FGL"), which was included with our audited consolidated financial statements for the year ended September 30, 2015 included within the Company’s 2015 Form 10-K. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the SEC, including our 2015 Form 10-K, which can be found at the SEC website, www.sec.gov. In this Quarterly Report on Form 10-Q we refer to the three months ended June 30, 2016 and 2015 as the "Fiscal 2016 Quarter" and the "Fiscal 2015 Quarter", respectively; and the nine months ended June 30, 2016 and 2015 as the "Fiscal 2016 Nine Months" and the "Fiscal 2015 Nine Months", respectively.
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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of June 30, 2016, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $3 billion and 3%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.

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
Annuity and Life Sales
Sales of annuities and IULs by quarter were as follows:

	Annuity Sales		IUL Sales
(dollars in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2016	Fiscal 2015
First fiscal quarter	$489	$903	$13	$7
Second fiscal quarter	601	610	11	7
Third fiscal quarter	832	519	15	10
Total	$1,922	$2,032	$39	$24
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
AOI is a non-GAAP economic measure we use to evaluate financial performance each period. AOI is calculated by adjusting net income to eliminate (i) the impact of net investment gains including other-than-temporary impairment ("OTTI") losses recognized in operations, but excluding gains and losses on derivatives hedging our indexed annuity policies, (ii) the effect of changes in the interest rates used to discount the FIA embedded derivative liability, (iii) the effect of change in fair value of the reinsurance related embedded derivative, and (iv) the effect of class action litigation reserves. All adjustments to AOI are net of the corresponding VOBA and DAC impact. The income tax impact related to these adjustments is measured using an effective tax rate of 35%, as appropriate.
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
The adjustments to net income are net of DAC and VOBA amortization. Amounts attributable to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits for FIAs, changes in the interest rates used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates. The impact of the change in risk-free interest rates has been removed from net income in calculating AOI. Additionally the effect of change in the fair value of the reinsurance related embedded derivative has been removed from net income in calculating AOI.
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
Critical Accounting Policies and Estimates
The preparation of the Company’s unaudited Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three and nine months ended June 30, 2016, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s 2015 Form 10-K as filed with the SEC.
Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to the Company’s Consolidated Financial Statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following tables set forth the consolidated results of operations and compare the amount of the change between the fiscal periods:

	Fiscal Quarter			Fiscal Nine Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Revenues:
Premiums	$21	$17	$4	$52	$43	$9
Net investment income	236	212	24	685	628	57
Net investment (losses) gains	(28)	74	(102)	(7)	75	(82)
Insurance and investment product fees and other	32	23	9	93	65	28
Total revenues	261	326	(65)	823	811	12
Benefits and other changes in policy reserves	216	78	138	585	474	111
Acquisition and operating expenses, net of deferrals	28	26	2	83	83	—
Amortization of intangibles	(4)	88	(92)	34	97	(63)
Total benefits and expenses	240	192	48	702	654	48
Operating income (loss)	21	134	(113)	121	157	(36)
Interest expense	(5)	(6)	1	(17)	(18)	1
Income (loss) before income taxes	16	128	(112)	104	139	(35)
Income tax expense	6	42	(36)	37	51	(14)
Net income (loss)	$10	$86	$(76)	$67	$88	$(21)
Annuity sales during the Fiscal 2016 Quarter and the Fiscal 2015 Quarter were $832 and $519, respectively, including $495 and $507, respectively, of FIA sales. Annuity sales during the Fiscal 2016 Nine Months and the Fiscal 2015 Nine Months were $1,922 and $2,032, respectively, including $1,350 and $1,755, respectively, of FIA sales. As expected, FIA sales were down from the near record level achieved in the prior year periods as we have intentionally moderated volume to sustain a disciplined approach for new business profitability and capital management. Sales of multi-year guarantee annuities ("MYGA") were $180 in the current quarter as compared to $12 in the same period last year and $415 in the current fiscal year as compared to $277 in the same period last year. During the quarter, we entered into a $157 million funding agreement with Federal Home Loan Bank of Atlanta, under an investment spread strategy. This funding agreement is reflected as an institutional spread based product. We view MYGA volume and funding agreements as opportunistic and therefore these volumes will fluctuate from period to period.
Revenues
Premiums
For the Fiscal 2016 Quarter, premiums increased $4, or 24%, to $21 from $17 for the Fiscal 2015 Quarter and for the Fiscal 2016 Nine Months, premiums increased $9, or 21%, to $52 from $43 for the Fiscal 2015 Nine Months primarily due to an increase in life-contingent immediate annuity premiums.

Net investment income
Below is a summary of the major components included in net investment income for the current and prior year fiscal periods:

	Fiscal Quarter			Fiscal Nine Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Fixed maturity available-for-sale securities	$223	$199	$24	$644	$589	$55
Equity available-for-sale securities	7	8	(1)	23	26	(3)
Commercial mortgage loans, related party loans, invested cash, short-term investments, and other investments	11	10	1	32	28	4
Gross investment income	241	217	24	699	643	56
Investment expense	(5)	(5)	—	(14)	(15)	1
Net investment income	$236	$212	$24	$685	$628	$57
Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Fiscal Quarter			Fiscal Nine Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Yield on AAUM (at amortized cost)	5.01%	4.73%	0.28%	4.93%	4.76%	0.17%
Less: Interest credited and option cost	(2.60)%	(2.79)%	0.19%	(2.66)%	(2.86)%	0.20%
Net investment spread	2.41%	1.94%	0.47%	2.27%	1.90%	0.37%
AAUM	$18,854	$17,915	$939	$18,523	$17,600	$923

•
The increase in net investment income of $24, or 11%, from the Fiscal 2015 Quarter to the Fiscal 2016 Quarter was primarily due to a $13 increase in investment income on fixed maturity securities driven by higher overall portfolio yields from repositioning activities over the past year as well as income from tender offer and bond prepayment income. The remaining $11 increase was due to higher AAUM quarter over quarter.

•
The increase in net investment income of $57, or 9%, from the Fiscal 2015 Nine Months to the Fiscal 2016 Nine Months was primarily due to higher AAUM period over period, which resulted in $33 of the increase. The remaining $24 increase in net investment income was the result of higher overall portfolio yields on fixed maturity securities driven by repositioning activities over the past year as well as income from tender offer and bond prepayment income.

•
The increase in AAUM of $939 million or 5% from the Fiscal 2015 Quarter to the Fiscal 2016 Quarter and $923 million or 5% from the Fiscal 2015 Nine Months to the Fiscal 2016 Nine Months were primarily driven by FIA and MYGA sales growth during the past year and stable retention trends.

Net investment (losses) gains
Below is a summary of the major components included in net investment gains (losses) for the current and prior year fiscal periods:

	Fiscal Quarter			Fiscal Nine Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net realized gains (losses) on available-for-sale securities	$(7)	$45	$(52)	$(6)	$(5)	$(1)
Realized and unrealized gains (losses) on certain derivative instruments	16	(7)	23	26	28	(2)
Change in fair value of reinsurance related embedded derivative	(37)	36	(73)	(27)	52	(79)
Net investment (losses) gains	$(28)	$74	$(102)	$(7)	$75	$(82)

Quarter over Quarter:

•
The quarter over quarter decrease in net investment gains (losses) was primarily due to a $37 decrease in fair value of the reinsurance related embedded derivative ("ED") in the Fiscal 2016 Quarter compared to a $36 increase in the Fiscal 2015 Quarter. Specifically, the current quarter decrease of $37 was due to a corresponding increase in fair value of the underlying FSRCI funds withheld ("FWH") portfolio; primarily resulting from appreciation in energy and commodities sector assets (including energy and metals) which underperformed in the first half of the fiscal year but rebounded during the current quarter along with overall capital market improvements. Comparatively, the fair value of the FSRCI FWH portfolio decreased $36 in the Fiscal 2015 Quarter resulting in a corresponding increase in the ED. The decrease in the FSRCI FWH portfolio in the prior year quarter was primarily due to an increase in U.S. treasury rates.

•
Additionally, the quarter over quarter decrease in net investment gains on available-for-sale securities was primarily due to the Company's tax planning strategy that was initiated in 2014, which resulted in the sale of Net Unrealized Built-In Gains ("NUBIG") assets in the Fiscal 2015 Quarter sufficient to generate gains for the utilization of capital loss carry forwards. This tax planning strategy accounted for approximately $49 million of realized built in Realized Built-In Gains ("RBIG") gains in the Fiscal 2015 Quarter. Also contributing to the quarter over quarter decrease was impairment losses of $17 in the Fiscal 2016 Quarter, including $4 related to our change in intent on the HGI energy loan and $13 related to direct investment in the Salus CLO and associated loan participations.

•	The quarter over quarter decrease was partially offset by a $23 increase in realized and unrealized gains on certain derivative instruments. See table below for primary drivers of these decreases.
Fiscal Nine Months Period over Period:

•
The period over period decrease in net investment gains (losses) was primarily due to a $27 decrease in fair value of the reinsurance related ED in the Fiscal 2016 Nine Months compared to a $52 increase in the Fiscal 2015 Nine Months. Specifically, the current period decrease of $27 was due to a corresponding increase in fair value of the underlying FSRCI FWH portfolio; primarily resulting from commodities sector (including energy and metals) and general capital market improvements during the year. Comparatively, the fair value of the FSRCI FWH portfolio decreased $52 in the Fiscal 2015 Quarter resulting in a corresponding increase in the reinsurance related ED, primarily as a result of credit spread widening of securities rated BBB and below.

•
Additionally, the period over period decrease for the Fiscal 2016 Nine Months in net investment gains (losses) was due to a $16 decrease in available-for-sale securities trading gains. The year over year decrease is primarily due to gains related to the Company’s tax planning strategy initiated in 2014, which resulted in the sale of NUBIG assets sufficient to generate gains which allowed for the utilization of capital loss carry forwards. Partially offsetting these gains in 2015 were $29 of impairments related to corporate bonds and asset backed securities (including $24 of impairments on the Salus CLO Equity investment to reflect its other than temporary impairment for holdings in Radio Shack Corporation ("RSH"), which filed for bankruptcy in February 2015). The Fiscal 2016 Nine Months reflects $8 of realized gains on available-for-sale fixed maturity and equity securities, net of $15 of impairments related to corporate bonds and asset backed securities.

•
The period over period decrease was partially offset a $2 decrease in unrealized gains on certain derivative instruments and realized gains on certain derivative instruments. See table below for primary drivers of these decreases.

The components of the realized and unrealized gains on certain derivative instruments hedging our indexed annuity products are as follows:

	Fiscal Quarter			Fiscal Nine Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Call options:
(Loss) gain on option expiration	$(36)	$35	$(71)	$(88)	$113	$(201)
Change in unrealized gain (loss)	50	(42)	92	109	(89)	198
Futures contracts:
Gain (loss) on futures contracts expiration	4	2	2	2	5	(3)
Change in unrealized gain	(2)	(2)	—	3	(1)	4
Total net change in fair value	$16	$(7)	$23	$26	$28	$(2)

Change in S&P 500 Index during the period	2%	—%	2%	9%	5%	4%
The average index credits to policyholders were as follows:

	Fiscal Quarter			Fiscal Nine Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Average Crediting Rate	—%	4%	(4)%	1%	4%	(3)%
S&P 500 Index:
Point-to-point strategy	—%	5%	(5)%	1%	5%	(4)%
Monthly average strategy	—%	5%	(5)%	1%	5%	(4)%
Monthly point-to-point strategy	—%	3%	(3)%	—%	4%	(4)%
3 year high water mark	14%	24%	(10)%	16%	25%	(9)%

•
The credits for the Fiscal 2016 Nine Months and the Fiscal 2016 Quarter were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created immaterial crediting rates for the point-to-point, monthly average and monthly point-to-point strategies and lower crediting rates for the 3 year high water mark in the Fiscal 2016 Nine Months and Fiscal 2016 Quarter compared to the S&P 500 Index growth for issue dates in the Fiscal 2015 Nine Months and Fiscal 2015 Quarter, respectively.

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

Insurance and investment product fees and other
Below is a summary of the major components included in Insurance and investment product fees and other for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter and for the Fiscal 2016 Nine Months and the Fiscal 2015 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
Insurance and investment product fees and other:	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Surrender charges	$5	$5	$—	$15	$14	$1
Cost of insurance fees and other income	27	18	9	78	51	27
Total insurance and investment product fees and other	$32	$23	$9	$93	$65	$28

•
The period over period increase in insurance and investment product fees and other for Fiscal 2016 Quarter and Fiscal 2016 Nine Months was primarily due to an increase in rider fees on FIA and increase in cost of insurance ("COI") charges on IUL policies during the Fiscal 2016 Quarter and the Fiscal 2016 Nine Months, respectively. Specifically, guaranteed minimum withdrawal benefit ("GMWB") rider fees have increased period over period by $4 and $14 in the Fiscal 2016 Quarter and the Fiscal 2016 Nine Months, respectively, as a result of steady FIA sales growth over the past year, which is partially offset by the increase in income rider reserves. GMWB rider fees are also based on the policyholder's benefit base and are collected at the end of the policy year. Thus, the increase in FIA sales and growth of benefit base from period over period resulted in higher fee income due to policyholder anniversary dates this period. The COI charges on IUL have also increased $4 and $12 due to growth in life sales in the Fiscal 2016 Quarter and the Fiscal 2016 Nine Months, respectively.

•
The period over period increase in surrender charges of $1 in the Fiscal 2016 Nine Months to the Fiscal 2015 Nine Months is primarily due to surrender charges from contractholders surrendering their contracts during the surrender charge periods. These surrender charges protect the Company from premature withdrawals.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter and for the Fiscal 2016 Nine Months and the Fiscal 2015 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
FIA market value option liability change	$53	$(43)	$96	$120	$(84)	$204
FIA present value future credits & guarantee liability change	43	(66)	109	97	7	90
Index credits, interest credited & bonuses	65	146	(81)	213	428	(215)
Annuity Payments	41	45	(4)	124	134	(10)
Other policy benefits and reserve movements	14	(4)	18	31	(11)	42
Total benefits and other changes in policy reserves	$216	$78	$138	$585	$474	$111
Quarter over Quarter:

•
The FIA market value option liability increased $53 during the Fiscal 2016 Quarter compared to a $43 decrease during the Fiscal 2015 Quarter. The FIA market value option liability is directly correlated with the change in market value of the derivative assets hedging our FIA policies. Accordingly, the period over period increase of $96 was primarily due to a change in unrealized on FIA options during these respective quarters (see the net investment gain discussion above for details on the change in market value of our derivative assets quarter over quarter).

•
The FIA present value of future credits and guarantee liability change increased $43 during the Fiscal 2016 Quarter compared to a $66 decrease during the Fiscal 2015 Quarter primarily due to the change in the risk free rates in each respective quarter. A decrease in longer duration risk free rates increased reserves by $53 during the Fiscal 2016 Quarter, compared to an increase risk free rates in the Fiscal 2015 Quarter and corresponding reserve decrease of $64.

•
The index credits, interest credited and bonuses were $65 during the Fiscal 2016 Quarter compared to $146 during the Fiscal 2015 Quarter. The quarter over quarter decrease of $81 was primarily driven by lower index credits on FIA policies during the Fiscal 2016 Quarter due to less favorable performance of the S&P 500 and related decrease in realized gains (losses) from options and futures which fund FIA index credits on policies with anniversary dates during the Fiscal 2016 Quarter. Fixed interest credits remained in line with historical trends.

Fiscal Nine Months Period over Period:

•
The FIA market value option liability increased $120 during the Fiscal 2016 Nine Months compared to a $84 decrease during the Fiscal 2015 Nine Months. The FIA market value option liability is directly correlated with the change in market value of the derivative assets hedging our FIA policies. Accordingly, the period over period increase of $204 was primarily due to the change in unrealized on FIA options during these respective quarters (see the net investment gain discussion above for details on the change in market value of our derivative assets period over period).

•
The FIA present value of future credits and guarantee liability change increased $97 during the Fiscal 2016 Nine Months compared to a $7 increase during the Fiscal 2015 Nine Months. The period over period increase of $90 was primarily driven by a greater decrease in longer duration risk free rates during the Fiscal 2016 Nine Months compared to the Fiscal 2015 Nine Months, resulting in an increase in reserves of $113 and $21 for the respective periods. Fiscal 2015 Nine Months also contains $4 million increase in reserves related to a guarantee option assumption update.

•
The index credits, interest credited and bonuses were $213 during the Fiscal 2016 Nine Months compared to $428 during the Fiscal 2015 Nine Months. The period over period decrease of $215 was primarily driven by lower index credits on FIA policies during the Fiscal 2016 Nine Months due to the less favorable performance of S&P 500 and related decrease in realized gains (losses) from options and futures which fund FIA index credits on policies with anniversary dates during the Fiscal 2016 Nine Months. Fixed interest credits remained in line with historical trends.

•
The Other policy benefits & reserve increase of $42 million period over period was primarily due to a $12 increase in reserves in the current year for GMWB due to continued growth of FIA policies with this rider, as well as $11 favorable mortality experience on life contingent immediate annuity policies during the Fiscal 2015 Nine Months.

Acquisition and operating expenses, net of deferrals
Below is a summary of the major components included in acquisition and operating expenses, net of deferrals for the current and prior year fiscal periods:

	Fiscal Quarter			Fiscal Nine Months
Acquisition and operating expenses, net of deferrals:	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
General expenses	$26	$22	$4	$77	$77	$—
Acquisition expenses	88	72	16	236	234	2
Deferred acquisition costs	(86)	(68)	(18)	(230)	(228)	(2)
Total acquisition and operating expenses, net of deferrals	$28	$26	$2	$83	$83	$—
Total acquisition and operating expenses, net of deferrals, increased $2 quarter over quarter primarily due to the Company's full-time employee headcount growth over the past year, partially offset by lower long term incentive plan costs. Additionally, gross acquisition expenses increased $16 quarter over quarter due to higher commissions driven by strong MYGA sales in the Fiscal 2016 Quarter. This increase was offset by a corresponding quarter over quarter decrease in deferrals of $18. Total general expenses for the Fiscal 2016 Nine Months remained in line with prior year.
Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the current and prior year fiscal periods:

	Fiscal Quarter			Fiscal Nine Months
Amortization of intangibles related to:	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Unlocking	$(3)	$(6)	$3	$(11)	$2	$(13)
Interest	(10)	(8)	(2)	(33)	(25)	(8)
Amortization	9	102	(93)	78	120	(42)
Total amortization of intangibles	$(4)	$88	$(92)	$34	$97	$(63)

•
Amortization of intangibles is based on historical, current and future expected gross margins. Accordingly, the quarter over quarter decreases were primarily due to lower gross margins during the Fiscal 2016 Quarter and Fiscal 2016 Nine Months. The decrease in gross margins were primarily due to increased FIA reserves from the impact of market movements on risk free rates and a decrease in net investment gains on available for sale securities, partially offset by increased net investment income. See benefits and other policy changes in policy reserves, net investment gains (losses) and the net investment income discussion above for details on the drivers of these changes. The Fiscal 2016 Nine Months included $13 of favorable unlocking primarily related to equity market fluctuations.

Other items affecting net income
Interest expense
The interest expense reflects the interest incurred on the $300 of outstanding 6.375% senior notes (the "Senior Notes") which were issued by Fidelity & Guaranty Life Holdings, Inc. ("FGLH") in March 2013. The outstanding Senior Notes pay interest semi-annually at a coupon rate of 6.375%.

Income tax expense
Below is a summary of the major components included in Income tax expense (benefit) for the Fiscal 2016 Quarter and the Fiscal 2015 Quarter and for the Fiscal 2016 Nine Months and the Fiscal 2015 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
Income (loss) before taxes	$16	$128	$(112)	$104	$139	$(35)

Income tax (benefit) before valuation allowance	5	44	(39)	108	49	59
Change in valuation allowance	1	(2)	3	(71)	2	(73)
Income tax	$6	$42	$(36)	$37	$51	$(14)
Effective Rate	38%	33%		36%	37%

•
Income tax expense for the Fiscal 2016 Quarter was $6, inclusive of a valuation allowance expense of $1, compared to income tax expense of $42 for the Fiscal 2015 Quarter, net of a valuation allowance release of $2. The decrease in income tax expense of $36 quarter over quarter was primarily due to a decrease in the Fiscal 2016 Quarter's pre-tax income of $112 compared to the Fiscal 2015 Quarter.

•
Income tax expense for the Fiscal 2016 Nine Months was $37, net of a valuation allowance release of $71. The valuation allowance release for the current period is related to the removal of the valuation allowance against life company capital loss deferred tax assets that expired and were written off in the first quarter of 2016, and therefore had no net impact to the overall tax expense. Income tax expense for the Fiscal 2015 Nine Months was $51, inclusive of a valuation allowance expense of $2. The decrease in income tax expense of $14 period over period was primarily due to a decrease in the Fiscal 2016 Nine Months pre-tax income of $35 compared to the Fiscal 2015 Nine Months.

AOI
The table below shows the adjustments made to reconcile net income to our AOI:

	Fiscal Quarter			Fiscal Nine Months
Reconciliation from Net income to AOI:	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Net income (loss)	$10	$86	$(76)	$67	$88	$(21)
Adjustments to arrive at AOI:
Effect of investment (gains) losses, net of offsets	5	(35)	40	4	—	4
Effect of change in FIA embedded derivative discount rate, net of offsets	28	(33)	61	61	21	40
Effect of change in fair value of reinsurance related embedded derivative, net of offsets	26	(25)	51	20	(40)	60
Effects of class action litigation reserves, net of offsets	—	—	—	—	(1)	1
Tax impact of adjusting items	(21)	32	(53)	(30)	7	(37)
AOI	$48	$25	$23	$122	$75	$47

•
AOI for the Fiscal 2016 Quarter was $48 compared to $25 for the Fiscal 2015 Quarter, a quarter over quarter increase of $23. The current quarter results included $4 of favorable performance within the immediate annuity product line and other reserve adjustments as well as $7 of net favorable adjustments related to lower DAC amortization, primarily due to equity market fluctuations, offset by $2 of favorable net investment income from participating in tender offers and bond prepayment income. Comparatively, the Fiscal 2015 Quarter results included $2 of unfavorable mortality experience in the immediate annuity product line and $2 of expenses related to merger transaction costs and the legacy incentive compensation plan. The remaining quarter over quarter increase is primarily related to the increase in net investment spread as discussed above.

•
AOI for the Fiscal 2016 Nine Months was $122 compared to $75 for the Fiscal 2015 Nine Months, a period over period increase of $47. The current year results included $12 of net favorable adjustments related to lower DAC amortization, primarily due to equity market fluctuations, $7 of net favorable performance in the immediate annuity product line and other reserve movements and $5 of favorable net investment income from participating in tender offers and bond prepayment income; partially offset by higher expenses of $4 related to merger transaction costs. Comparatively, the Fiscal 2015 Nine Months result included expenses of $8 related to merger transaction costs and the Company's legacy incentive compensation, partially offset by $1 of net favorable mortality experience within the immediate annuity product line. The remaining period over period increase is primarily related to the increase in net investment spread as discussed above.

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
As of June 30, 2016 and September 30, 2015, the fair value of our investment portfolio was approximately $21 billion and $19 billion, respectively, and was divided among the following asset class and sectors:

	June 30, 2016		September 30, 2015
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available-for-sale:
United States Government full faith and credit	$245	1%	$244	1%
United States Government sponsored entities	122	1%	137	1%
United States municipalities, states and territories	1,741	8%	1,608	8%
Corporate securities:
Finance, insurance and real estate	5,233	25%	4,446	23%
Manufacturing, construction and mining	854	4%	772	4%
Utilities, energy and related sectors	1,955	10%	1,849	10%
Wholesale/retail trade	1,201	7%	1,027	5%
Services, media and other	1,884	9%	1,436	8%
Hybrid securities	1,317	6%	1,214	6%
Non-agency residential mortgage-backed securities	1,282	6%	2,025	11%
Commercial mortgage-backed securities	846	4%	882	5%
Asset-backed securities	2,292	11%	2,106	11%
Total fixed maturity available-for-sale securities	18,972	92%	17,746	93%
Equity securities (a)	645	3%	620	3%
Commercial mortgage loans	622	3%	491	3%
Other (primarily derivatives and loan participations)	309	2%	237	1%
Total investments	$20,548	100%	$19,094	100%
(a) Includes investment grade non-redeemable preferred stocks ($531 and $523, respectively) and Federal Home Loan Bank of Atlanta common stock ($40 and $35, respectively).
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

As of June 30, 2016 and September 30, 2015, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $19 billion and $18 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio:

	June 30, 2016		September 30, 2015
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,400	7%	$1,633	9%
AA	2,055	11%	1,930	11%
A	4,830	26%	4,141	23%
BBB	8,058	42%	7,242	41%
BB (a)	1,169	6%	720	4%
B and below (b)	1,460	8%	2,080	12%
Total	$18,972	100%	$17,746	100%
(a) Includes $73 and $66 at June 30, 2016 and September 30, 2015, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners (“NAIC”) 1 designation.
(b) Includes $1,069 and $1,788 at June 30, 2016 and September 30, 2015, respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of June 30, 2016 and September 30, 2015, included in our fixed maturity AFS securities portfolio are the collateral assets of the funds withheld coinsurance agreement with FSRCI of approximately $1 billion. The following table summarizes the credit quality, by Nationally Recognized Statistical Ratings Organization ("NRSRO") rating, of FSRCI fixed income portfolio:

	June 30, 2016		September 30, 2015
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$72	8%	$88	9%
AA	58	6%	69	7%
A	91	10%	87	9%
BBB	261	29%	293	30%
BB	170	19%	168	17%
B and below	248	28%	273	28%
Total	$900	100%	$978	100%
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
The tables below present our fixed maturity securities by NAIC designation as of June 30, 2016 and September 30, 2015:

	June 30, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$9,840	$10,349	55%
2	7,035	7,200	38%
3	1,105	1,077	6%
4	294	260	1%
5	101	82	—%
6	6	4	—%
Total	$18,381	$18,972	100%

	September 30, 2015
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,062	$10,323	58%
2	6,654	6,586	37%
3	603	567	3%
4	238	210	1%
5	65	60	1%
6	—	—	—%
Total	$17,622	$17,746	100%
The tables below present the collateral assets of the funds withheld coinsurance agreement with FSRCI which were included in our fixed maturity securities as of June 30, 2016 and September 30, 2015:

	June 30, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$312	$307	34%
2	226	220	24%
3	165	160	18%
4	176	161	18%
5	58	48	5%
6	6	4	1%
Total	$943	$900	100%

	September 30, 2015
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$356	$352	36%
2	282	250	26%
3	170	158	16%
4	205	188	19%
5	34	30	3%
6	—	—	—%
Total	$1,047	$978	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our AFS securities, including the fair value and percent of total AFS securities fair value as of June 30, 2016 and September 30, 2015:

	June 30, 2016
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,293	12%
Municipal	2,019	10%
ABS Collateralized Loan Obligation ("CLO")	1,888	10%
Life Insurance	1,150	6%
Electric	1,078	5%
Whole Loan Collateralized Mortgage Obligation ("CMO")	940	5%
Property and Casualty Insurance	930	5%
Other Financial Institutions	784	4%
CMBS	731	4%
Pipelines	501	3%
Total	$12,314	64%

	September 30, 2015
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$1,979	11%
ABS CLO	1,811	10%
Municipal	1,796	10%
Whole Loan CMO	1,431	8%
Life Insurance	959	5%
CMBS	877	5%
Electric	858	5%
Property and Casualty Insurance	798	4%
Other Financial Institutions	694	4%
Pipelines	496	3%
Total	$11,699	65%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2016 and September 30, 2015, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2016		September 30, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$255	$258	$156	$158
Due after one year through five years	1,868	1,913	1,801	1,818
Due after five years through ten years	3,257	3,384	2,947	2,948
Due after ten years	7,649	8,168	6,895	6,993
Subtotal	$13,029	$13,723	$11,799	$11,917
Other securities which provide for periodic payments:
Asset-backed securities	$2,395	$2,292	$2,148	$2,106
Commercial mortgage-backed securities	844	846	878	882
Structured hybrids	721	707	698	679
Residential mortgage-backed securities	1,392	1,404	2,099	2,162
Subtotal	$5,352	$5,249	$5,823	$5,829
Total fixed maturity available-for-sale securities	$18,381	$18,972	$17,622	$17,746

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
The fair value of our investments in subprime and Alt-A RMBS securities was $335 and $730, respectively, as of June 30, 2016 and $522 and $1,240, respectively, as of September 30, 2015.
During the fiscal quarter ended June 30, 2015, we learned of a settlement that we are entitled to receive as a result of our ownership of certain residential mortgage-backed securities that were issued by Countrywide Financial Corporation ("Countrywide"), which was later acquired by Bank of America Corporation. An $18 cash settlement was received in the current quarter for a majority of the Countrywide securities, and another $2 is expected to be paid in the second fiscal quarter of 2017. Please refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements for additional details.
The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of June 30, 2016 and September 30, 2015:

	June 30, 2016		September 30, 2015
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	1,052	99%	1,747	99%
2	4	—%	15	1%
3	2	—%	—	—%
4	7	1%	—	—%
5	—	—%	—	—%
6	—	—%	—	—%
Total	1,065	100%	1,762	100%

NRSRO:
AAA	20	2%	36	2%
AA	8	1%	10	1%
A	48	5%	66	4%
BBB	25	2%	22	1%
BB and below	964	90%	1,629	92%
Total	1,065	100%	1,763	100%

Vintage:
2007	211	20%	449	25%
2006	389	36%	721	41%
2005 and prior	466	44%	593	34%
Total	1,066	100%	1,763	100%

ABS Exposure
As of June 30, 2016, our asset-backed security ("ABS") exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 82% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 18% of total ABS assets, or 2% of total invested assets. As of June 30, 2016, the CLO and non-CLO positions were trading at a net unrealized loss position of $96 and $7, respectively.
The non-CLO exposure as of September 30, 2015 represented 14% of total ABS assets, or 2%, of total invested assets. As of September 30, 2015, the CLO positions were trading at a net unrealized loss position of $43 and non-CLO positions were trading at a net unrealized gain position of $1.

	June 30, 2016		September 30, 2015
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$1,888	82%	$1,811	86%
ABS Auto	14	1%	19	1%
ABS Home Equity	—	—%	7	—%
ABS Other	390	17%	269	13%
Total ABS	$2,292	100%	$2,106	100%

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

	Debt Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A(a)
June 30, 2016
LTV Ratios:
Less than 50%	$182	$19	$1	$202	32%	$205	32%
50% to 60%	181	—	—	181	29%	185	29%
60% to 75%	240	—	—	240	39%	248	39%
Commercial mortgage loans	$603	$19	$1	$623	100%	$638	100%
September 30, 2015
LTV Ratios:
Less than 50%	$115	$—	$11	$126	25%	$125	25%
50% to 60%	161	20	—	181	37%	180	37%
60% to 75%	185	—	—	185	38%	185	38%
Commercial mortgage loans	$461	$20	$11	$492	100%	$490	100%
(a) N/A - Current DSC ratio not available.

As of June 30, 2016, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.13 times, and a weighted average LTV ratio of 54%.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of June 30, 2016 and September 30, 2015 were as follows:

	June 30, 2016
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	0	0	0	0
United States Government sponsored agencies	32	31	—	31
United States municipalities, states and territories	12	54	(4)	50
Corporate securities:
Finance, insurance and real estate	54	559	(26)	533
Manufacturing, construction and mining	47	383	(48)	335
Utilities, energy and related sectors	102	761	(54)	707
Wholesale/retail trade	47	226	(13)	213
Services, media and other	73	505	(46)	459
Hybrid securities	38	645	(71)	574
Non-agency residential mortgage-backed securities	162	752	(42)	710
Commercial mortgage-backed securities	57	349	(15)	334
Asset-backed securities	246	2,068	(108)	1,960
Total fixed maturity available-for-sale securities	870	6,333	(427)	5,906
Equity securities	12	97	(4)	93
Total	882	$6,430	$(431)	$5,999

	September 30, 2015
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale:
United States Government sponsored agencies	21	31	0	31
United States municipalities, states and territories	60	427	(15)	412
Corporate securities:
Finance, insurance and real estate	129	1,136	(52)	1,084
Manufacturing, construction and mining	77	588	(105)	483
Utilities, energy and related sectors	151	997	(96)	901
Wholesale/retail trade	94	399	(26)	373
Services, media and other	126	904	(75)	829
Hybrid securities	46	672	(42)	630
Non-agency residential mortgage-backed securities	135	712	(26)	686
Commercial mortgage-backed securities	50	405	(10)	395
Asset-backed securities	197	1,696	(47)	1,649
Total fixed maturity available-for-sale securities	1,086	7,967	(494)	7,473
Equity securities	22	147	(4)	143
Total	1,108	$8,114	$(498)	$7,616
The gross unrealized loss position on the available-for-sale fixed and equity portfolio as of June 30, 2016, was $431, a decrease of $67 from $498 as of September 30, 2015. Almost all components of the portfolio showed loss improvement as lower interest rates, higher equity valuations, and improved commodity prices contributed to higher prices. Only the asset-backed securities component, including CLO debt securities, experienced an increase in unrealized loss to $108 from $47 due to declines in the prices of leveraged loans during the third fiscal quarter and the overall increase in FGL's holdings. In aggregate, corporate bonds represented 43% of the total unrealized loss position as of June 30, 2016, down from 71% as of September 30, 2015.

Our municipal bond exposure is a combination of general obligation bonds (fair value of $336 and an amortized cost of $293 as of June 30, 2016) and special revenue bonds (fair value of $1,405 and amortized cost of $1,235 as of June 30, 2016).
Across all municipal bonds, the largest issuer represented 7% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 94% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2016 and September 30, 2015, were as follows:

	June 30, 2016				September 30, 2015
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	4	$15	$12	$(3)	35	$279	$200	$(79)
Six months or more and less than twelve months	15	244	177	(67)	2	31	18	(13)
Twelve months or greater	2	18	11	(7)	—	—	—	—
Total investment grade	21	277	200	(77)	37	310	218	(92)

Below investment grade:
Less than six months	5	10	7	(3)	29	126	84	(42)
Six months or more and less than twelve months	17	88	62	(26)	—	—	—	—
Twelve months or greater	9	77	43	(34)	1	—	—	—
Total below investment grade	31	175	112	(63)	30	126	84	(42)
Total	52	$452	$312	$(140)	67	$436	$302	$(134)
OTTI and Watch List
We have a policy and process in place to identify securities in our investment portfolio each quarter for which we should recognize impairments.
At each balance sheet date, we identify invested assets which have characteristics that create uncertainty as to our future assessment of an OTTI (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, we review not only a change in current price relative to the asset's amortized cost, but also the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically, for corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. On a quarterly basis, we review structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential OTTI and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. At June 30, 2016 and September 30, 2015, our watch list included fifty-five and seventy securities, respectively, in an unrealized loss position with an amortized cost of $452 and $436, unrealized losses of $140 and $134, and a fair value of $312 and $302, respectively. As part of the cash flow testing analysis, we evaluated each of these securities to assess the following:

•	whether the issuer is currently meeting its financial obligations

•	its ability to continue to meet these obligations

•	its existing cash available

•	its access to additional available capital

•	any expense management actions the issuer has taken; and

•	whether the issuer has the ability and willingness to sell non-core assets to generate liquidity
Based on our analysis, these securities demonstrated that the June 30, 2016 and September 30, 2015 carrying values were fully recoverable.
There were eleven and five structured securities with a fair value of $19 and $3, respectively, on the watch list to which we had potential credit exposure as of June 30, 2016 and September 30, 2015. Our analysis of these structured securities, which included cash flow testing results, demonstrated the June 30, 2016 and September 30, 2015 values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of June 30, 2016 and September 30, 2015.
As of June 30, 2016 and September 30, 2015, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2016, refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements.
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
We are exposed to credit loss in the event of nonperformance by our affiliated collateral manager, Salus, and certain borrowers on the foreign currency exposure of CAD loan participations. As disclosed in "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements, a subsidiary of our parent company HRG has provided us with a guaranty on the swap agreements for one of the loan participations in the event that Salus is unable to fulfill their counterparty obligation to us.

Liquidity and Capital Resources
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities provided cash of $287 and $107 in the Fiscal 2016 Nine Months and the Fiscal 2015 Nine Months, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL. As a holding company with no operations of its own, FGL derives its cash primarily from its insurance subsidiaries and FGLH, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through FGLH to FGL.

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
Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Nine Months
Cash provided by (used in):	2016	2015	Increase / (Decrease)
Operating activities	$287	$107	$180
Investing activities	(912)	(899)	(13)
Financing activities	842	870	(28)
Net increase (decrease) in cash and cash equivalents	$217	$78	$139
Operating Activities
Cash provided by operating activities totaled $287 for the Fiscal 2016 Nine Months compared to cash provided by operating activities of $107 for the Fiscal 2015 Nine Months. The $180 improvement was principally due to a $111 increase in cash and short-term collateral from our derivative counterparties, a $45 increase of investment income receipts, and lower tax payments of $33.
Investing Activities
Cash used in investing activities was $912 for the Fiscal 2016 Nine Months, as compared to cash used in investing activities of $899 for the Fiscal 2015 Nine Months. The $13 increase in cash used in investing activities was due to a $36 reduction in cash provided by related party loans period over period, partially offset by a $23 decrease in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.
Financing Activities
Cash provided by financing activities was $842 for Fiscal 2016 Nine Months compared to cash provided by financing activities of $870 for Fiscal 2015 Nine Months. The issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments resulted in a decrease in net cash of $40 period over period, partially offset by a $10 decrease in treasury stock purchased as the result of a treasury stock repurchase program in 2015.
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

During the third quarter of Fiscal 2015, we made two investments that required us to execute commitments for additional future investment. The Company committed to fund a $75 investment in a business development company over a four year period, and has funded $38 as of June 30, 2016, resulting in a $37 remaining commitment as of June 30, 2016. Additionally, the Company committed to fund a $35 investment in a limited partnership fund over three years, $12 of which was funded as of June 30, 2016, resulting in a $23 remaining commitment as of June 30, 2016. Please refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements for additional details on these new investments and "Note 12. Commitments and Contingencies" to our unaudited Condensed Consolidated Financial Statements for additional details of these unfunded commitments.

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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, common stocks and the collateral assets of the funds withheld coinsurance agreement with FSRCI as of June 30, 2016, is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$7,321	39%
5-9	6,003	32%
10-14	4,218	23%
15-20	1,162	6%
Total	$18,704	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $19 billion and $18 billion at June 30, 2016 and September 30, 2015, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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

Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

(dollars in millions)		June 30, 2016				September 30, 2015
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$1,577	$29	$—	$29	$2,233	$16	$—	$16
Deutsche Bank	*/Baa2/BBB+	2,100	46	11	35	2,482	26	—	26
Morgan Stanley	*/A1/A	3,687	77	46	31	4,086	35	7	28
Barclay's Bank	A/Baa3/BBB	1,310	30	—	30	392	4	—	4
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	1,091	33	29	4	—	—	—	—
Total		$9,765	$215	$86	$129	$9,193	$81	$7	$74
(a) An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of June 30, 2016:

(in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reinsurance	$1,541	A	Not Rated	Not Rated
Front Street Re	1,143	Not Rated	Not Rated	Not Rated
Scottish Re	145	Not Rated	Not Rated	Not Rated
Security Life of Denver	135	A	A	A2
London Life	105	A	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of June 30, 2016 that would require an allowance for uncollectible amounts.

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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the Fiscal 2016 Nine Months, the annual index credits to policyholders on their anniversaries were $44. Proceeds received at expiration on options related to such credits were $38. This shortfall is funded by futures income and our net investment spread earnings.
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
If interest rates were to increase 100 basis points from levels at June 30, 2016, the estimated fair value of our fixed maturity securities would decrease by approximately $1,261 of which $51 relates to the FSRCI funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the FSRCI funds withheld assets and be reflected in the Company’s Consolidated Statement of Operations. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 35% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $531 in AOCI and a decrease of $507 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at June 30, 2016, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $192.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $65, our call option investments to decrease by approximately $9 based on equity positions and our FIA embedded derivative liability to decrease by approximately $21 as of June 30, 2016. Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2016. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Federal Regulation

In April 2016, the Department of Labor (“DOL”) released its final “fiduciary” rule which could have a material impact on the Company, its products, distribution, and business model. The final rule treats persons who provide investment advice for a fee or other compensation with respect to assets of an employer plan or individual retirement account ("IRA") as fiduciaries of that plan or IRA. Significantly, the rule expands the definition of fiduciary to apply to persons, including insurance agents, who advise and sell products to IRA owners. As a practical matter, this means commissioned insurance agents selling the Company’s IRA products must qualify for a prohibited transaction exemption which requires the agent and financial institution to meet various conditions including that an annuity sale be in the "best interest" of the client without regard for the agent’s, financial institution’s or other party’s financial or other interests, and that any compensation paid to the agent and financial institution be reasonable. The final rule is effective June 2016 and generally applicable in April 2017. The rule has generated considerable controversy and is the subject of industry efforts to block implementation both in Congress and through court actions. The success or failure of these efforts cannot be predicted. Assuming the rule is not blocked, the precise impact of the rule on the financial services industry more generally, and the impact on the Company and its business in particular, is difficult to assess because the rule is new and still being studied. While we continue to analyze the regulation, we believe it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of our annuity sales are to IRAs. Compliance with the prohibited transaction exemptions would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact our business, results of operations and/or financial condition.

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

FIDELITY & GUARANTY LIFE (Registrant)

Dated:	August 2, 2016	By:	/s/ Dennis Vigneau
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)