Form 10-K
period 2016-09-30
Fidelity & Guaranty Life
filed 2016-11-21
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
As of March 31, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $293 (based on the closing sale price of the registrant’s common stock as reported on the NYSE $26.24).

The number of shares of common stock outstanding as of November 16, 2016 was 58,954,049.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this document is incorporated by reference herein to specific portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2017 Annual Meeting of Stockholders.

FIDELITY & GUARANTY LIFE
ANNUAL REPORT ON FORM 10-K

PART I

Unless the context otherwise indicates or requires, the terms “we”, “our”, “us”, “FGL”, and the “Company”, as used in this Form 10-K filing, refer to Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC) and its subsidiaries and the term “FGLH” refers to Fidelity & Guaranty Life’s direct subsidiary Fidelity & Guaranty Life Holdings, Inc. FGL primarily operates through FGLH’s subsidiary, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”), which is domiciled in Iowa. Our fiscal year ends on September 30 of each year.

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

•	the impact of the Department of Labor "fiduciary" rule, finalized in April 2016, on the Company, its products, distribution and business model;

•	the impact on our business of new accounting rules or changes to existing accounting rules;

•	the impact of restrictions in FGL’s debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;

•	the accuracy of management’s assumptions and estimates;

•	the accuracy of our assumptions regarding the fair value and future performance of our investments;

•	our ability and our insurance subsidiaries’ ability to maintain or improve financial strength ratings;

•	our potential need and our insurance subsidiaries’ potential need for additional capital to maintain our and their financial strength and credit ratings and meet other requirements and obligations;

•	the continued availability of capital required for our insurance subsidiaries to grow;

•	our ability to defend ourselves against or respond to, potential litigation, enforcement investigations or increased regulatory scrutiny;

•	the impact of potential litigation, including class action litigation;

•
the impact of our reinsurers failing to meet or timely meet their assumed obligations, increasing their rates, or becoming subject to adverse developments that could materially adversely impact their ability to provide reinsurance to us at consistent and economical terms;

•	restrictions on our ability to use captive reinsurers and the impact of the anticipated implementation of principle-based reserving

•	the impact of interest rate fluctuations and withdrawal demands in excess of our assumptions;

•	the impact of market and credit risks;

•	equity market volatility;

•	credit market volatility or disruption;

•	changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products;

•	increases in our valuation allowance against our deferred tax assets, and restrictions on our ability to fully utilize such assets;

•	potential adverse tax consequences if we generate passive income in excess of operating expenses;

•	the performance of third parties including third party administrators, independent distributors, underwriters, actuarial consultants and other service providers;

•	the loss of key personnel;

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

Item 1. Business
Overview
Our Company
On November 8, 2015, FGL entered into an Agreement and Plan of Merger (as amended the “Merger Agreement” and the merger contemplated thereby, the “Merger”), by and among FGL, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a Delaware corporation and a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a Delaware corporation and a newly formed, wholly-owned subsidiary of AB Infinity (“Merger Sub”), which was amended on November 3, 2016, to extend the outside termination date for the completion of the Merger from November 7, 2016 to February 8, 2017.
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
At the effective time of the Merger, each (i) option to purchase shares of common stock (a “Company Stock Option”) and (ii) restricted share of common stock, in each case whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (1) the number of shares subject to the award (for RSUs, determined at the target performance level) multiplied by (2) the Merger Consideration (less the exercise price per share in the case of Company Stock Options). In addition, at the effective time of the Merger, each stock option (“FGLH Stock Option”) and restricted stock unit relating to shares of Fidelity & Guaranty Life Holdings, Inc., a subsidiary of FGL (“FGLH”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (A) the number of shares of FGLH stock subject to the award multiplied by (B)$152.44 (less the exercise price in the case of such FGLH Stock Options), and each dividend equivalent held in respect of a share of FGLH stock (a “DER”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such DER.
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

Pursuant to the Merger Agreement, the consummation of the Merger is subject to satisfaction or waiver of certain closing conditions, including, among others: (i) an information statement with respect to the Merger having been filed cleared by the SEC and having been sent to stockholders of FGL (in accordance with Regulation 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at least twenty (20) days prior to the closing, on March 29, 2016, FGL filed a definitive information statement with the SEC; (ii) the absence of any law or order enacted, issued or enforced that is in effect and that makes the consummation of the Merger illegal, prevents, prohibits, restrains or enjoins the consummation of the Merger; and (iii) obtaining the requisite approvals from the Iowa Insurance Division, New York Department of Financial Services, Vermont Department of Financial Regulation, China Insurance Regulatory Commission and the Committee on Foreign Investment in the United States. On November 25, 2015, FGL obtained the requisite approval for the Merger from the Vermont Department of Financial Regulation. On March 14, 2016, FGL received notification from CFIUS that it had concluded all action under Section 721 of the Defense Production Act of 1950, as amended, and determined that there are no unresolved national security concerns with respect to the Merger. The parties are not required to file a notification of the Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, due to an available exemption.The Merger Agreement does not contain any financing condition or contingency.

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

The Merger Agreement contains certain provisions giving each of AB Infinity and FGL rights to terminate the Merger Agreement under certain circumstances. Upon termination of the Merger Agreement, under specified circumstances, FGL may be required to pay a termination fee to AB Infinity of $51 million.

FGL and Anbang are committed to securing the remaining regulatory approvals and seek to close the Merger as expeditiously as possible, however, the closing of the Merger and the timing thereof is subject to the regulatory review and approval process, none of which can be assured.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and should be read concurrently with the other related disclosure in this report, and is subject to and qualified by in its entirety by reference to the text of the Merger Agreement filed with the SEC. FGL has filed with the SEC and mailed to its stockholders a definitive information statement. in connection with the Merger. The information statement and other relevant materials contain important information about FGL, Anbang, the Merger and related matters. These documents are available at no charge on the SEC’s website at www.sec.gov. In addition, documents are also available for free from FGL by contacting FGL’s investor relations department at Investor.Relations@fglife.com.
For over 50 years, our Company has been helping middle-income Americans prepare for retirement and unexpected loss of life. Our focus on the middle-income market gives us access to significant, underserved market niches and drives our product development. As of September 30, 2016, we had approximately 700,000 policyholders counting on the safety and protection features of our fixed annuity and life insurance products, and we constantly seek to innovate our products to meet their evolving needs. We offer our products through a network of approximately 200 independent IMOs that in turn represent an estimated 35,000 independent agents.
Through the efforts of our 267 employees, who are primarily located in Baltimore, MD and Des Moines, IA, we offer various types of fixed annuities and life insurance products. Fixed annuities represent a retirement and savings tool which our customers rely on for principal protection and predictable income streams. In addition, our life insurance products provide our customers with a complementary product that allows them to build on their savings and assign payment of a death benefit to a designated beneficiary upon the policyholder’s death. Currently, our most popular products are fixed indexed annuities (“FIAs”) that tie contractual returns to specific market indices, such as the Standard & Poor's Ratings Services ("S&P") 500 Index. The benefit of FIAs to our customers is to provide a portion of the gains of an underlying market index, while providing principal protection. We believe this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings. In addition to FIAs, we also sell indexed universal life policies (“IULs”) and other fixed annuities.
In Fiscal 2016, FIAs generated approximately 71% of our total sales and the remaining 29% of sales was primarily generated from fixed annuity sales during the year. We invest the annuity premiums in fixed income securities and options that hedge our risk, predominantly using call options on the S&P 500 Index, and pass through the market index returns to our policyholders. The majority of our products contain provisions that permit us to annually adjust the formula by which index credits are provided in response to changing market conditions. In addition, our annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.
Our Strategy
We will seek to grow our business by pursuing a set of strategies aimed at delivering sustainable and profitable growth for shareholders; including:

•	Protect Sales in Our Existing Market. We believe the demand for retirement and principal protection products in the IMO market will continue even under the Department of Labor "fiduciary" rule standards. Our focus will be on reconfiguring products and capabilities and partnering with the IMOs to successfully compete in the heightened regulatory environment.

•	Strengthen the Foundation. We will execute foundational initiatives that strengthen the business and provide a platform for sustainable growth.

•
Enhance the FGL Experience. Building off the foundational initiatives, we will create a more engaging, customer-focused experience through accelerating the use of digital and improving the ease of doing business for our IMO partners and customers.

•	Leverage Product Capabilities for Additional Distribution. Capitalize on our manufacturing expertise and distribution partnerships to expand product reach.

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
Approximately 88% of the FIA sales for Fiscal 2016 involved “premium bonuses” or vesting bonuses. For premium bonuses, we increased the initial annuity deposit by a specified premium bonus of 2% to 3% and a vesting bonus of 1% to 9%. The vesting bonuses are earned over time, which increases the account value when the bonus is settled. We made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
As of September 30, 2016, 82% of our FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the living income benefit available is determined by the growth in the policy's benefit base value as defined in the FIA contract rider. Typically this accumulates for 10 years based on a guaranteed rate of 3% to 7%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that we offer include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0.4% to 1%.
As of September 30, 2016, the distribution of the FIA account values by cap rate and by strategy was as follows:

Cap rate	0% to 3%	3% to 5%	> 5%	Total
1 year gain trigger	$294	$262	$33	$589
1-2 year monthly average	413	808	194	1,415
1-3 year monthly point-to-point	3,911	159	—	4,070
1-3 year annual point-to-point	1,089	1,819	353	3,261
3 year step forward	—	24	127	151
Total	$5,707	$3,072	$707	$9,486
Fixed Rate Annuities. Fixed rate annuities include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by us have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Fixed rate multi-year guaranteed annuities are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at our discretion. For Fiscal 2016, we sold $94 in fixed rate annual reset annuities and $536 of fixed rate multi-year guaranteed annuities. As of September 30, 2016, crediting rates on outstanding (i) single-year guaranteed annuities generally ranged from 2% to 6% and (ii) multi-year guaranteed annuities ranged from 1% to 6%. The average crediting rate on all outstanding fixed rate annuities at September 30, 2016, was 3%.
As of September 30, 2016, the distribution of the fixed rate annuity account values by crediting rate was as follows:

Crediting rate	1% to 2%	2% to 3%	3% to 4%	4% to 5%	5% to 6%
Account value	$43	$196	$2,764	$435	$48

As of September 30, 2016, the multi-year guaranteed annuities expiring guaranty account values, net of reinsurance by year were as follows:

Multi-Year Rate Guaranteed Annuities
Duration by Year:	Account Value
2017	$644
2018	270
2019	769
2020	202
2021	570
Thereafter	81
Total	$2,536
Withdrawal Options for Deferred Annuities. After the first year following the issuance of a FIA deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to 10% of the prior year’s value, subject to certain limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 0% to 15% of the contract value for FIAs and 0% to 13% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge is 8% for our FIAs and 6% for our fixed rate annuities as of September 30, 2016.
The following table summarizes our deferred annuity account values and surrender charge protection as of September 30, 2016:

	Fixed and Fixed Index Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
SURRENDER CHARGE EXPIRATION BY YEAR
Out of surrender charge	$2,394	16%	—%
2016	203	1%	3%
2017-2018	2,441	16%	5%
2019-2020	1,769	12%	7%
2021-2022	1,964	13%	8%
Thereafter	6,479	42%	11%
Total	$15,250	100%
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

The following table presents the deposits (also known as “sales”) on annuity policies issued by us for the fiscal years ended September 30, 2016, 2015, and 2014 as well as reserves required by accounting principles generally accepted in the United States of America (“U.S. GAAP Reserves”) as of September 30, 2016, 2015 and 2014:

	September 30, 2016		September 30, 2015		September 30, 2014
	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves
Products
Fixed indexed annuities	$1,861	$13,148	$2,185	$12,094	$1,451	$10,767
Fixed rate annuities	539	3,566	211	3,249	708	3,192
Single premium immediate annuities	28	2,917	16	2,956	10	3,202
Total	$2,428	$19,631	$2,412	$18,299	$2,169	$17,161
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
As of September 30, 2016, the distribution of the retained IUL account values by cap rate and by strategy was as follows:

Cap rate	2.5%-5.0%	5.0-7.5%	7.5%-10.0%	10.0-12.5%	12.5+	Total
1 year annual point-to-point, Gold Index	$—	$—	$—	$—	$23	$23
1 year monthly point-to-point, S&P Index	32	—	—	—	—	32
1 year annual point-to-point with 100% par rate, S&P Index	13	7	26	104	71	221
1 year annual point-to-point with 140% par rate, S&P Index	3	3	15	—	—	21
Total	$48	$10	$41	$104	$94	$297
Distribution
The sale of our products typically occurs as part of a four-party, three stage sales process between FGL Insurance, an IMO, the agent and the customer. FGL Insurance designs, manufactures, issues, and services the product. The IMOs will usually sign contracts with multiple insurance carriers to provide their agents with a broad and competitive product portfolio. The IMO will discuss product options over the phone with agents about to meet with clients. The IMO staff will also provide assistance to the agent during the selling and application process. The agent may get customer leads from the IMOs. The agent will conduct a fact find and present suitable product choices to the customers. We monitor each distribution partner for pricing metrics, mortality, persistency, as well as market conduct and suitability.
Within this business model, we offer our products through a network of approximately 200 IMOs, representing approximately 35,000 agents, and identify our most important IMOs - - those who we believe either have shown or have the potential to show the ability to generate significant production for the Company - as “Power Partners”. We currently have 32 Power Partners, comprised of 21 annuity IMOs and 11 life insurance IMOs. During Fiscal 2016, these Power Partners accounted for approximately 95% of our annual sales volume. We believe that our relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 14 years.
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

The top five states for the distribution of FGL Insurance’s products in 2016 were California, Texas, Florida, New Jersey and Michigan, which together accounted for 45% of FGL Insurance’s premiums.
Investments
We embrace a long-term conservative investment philosophy, investing nearly all the insurance premiums we receive in a wide range of fixed income interest-bearing securities.
Our internal asset management team manages the bulk of the investment portfolio, and with respect to certain asset classes, we utilize experienced third party companies, including our affiliates. As of September 30, 2016, 71% of our $19 billion fixed maturity investment portfolio was managed by our employees, with the 29% balance managed by third parties. Our investment strategy is designed to (i) achieve strong absolute returns, (ii) provide consistent yield and investment income, and (iii) preserve capital. We base all of our decisions on fundamental, bottom-up research, coupled with a top-down view that respects the cyclicality of certain asset classes.
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
As a result of these portfolio repositionings, we currently maintain:

•	a well matched asset/liability profile (asset duration, including cash and cash equivalents, of 6.52 years vs. liability duration of 6.80 years); and

•	a large exposure to less rate-sensitive assets (19% of invested assets).
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
We outsource our new business and existing policy administration for annuity and life products to Transaction Applications Group, Inc. Under this arrangement, Transaction Applications Group, Inc. manages all of our call center and processing requirements. Our current agreement expires on March 31, 2017.
We have partnered with CRL-Plus (“CRL-Plus”) to implement our life insurance underwriting policies. Under the terms of the arrangement, CRL-Plus has assigned FGL a dedicated team of underwriters with Fellow Life Management Institute designations. Underwriting guidelines for each product are established by our Chief Underwriter in collaboration with our actuarial department. Our Chief Underwriter and actuarial department work closely with the applicable reinsurance company to establish or change guidelines. Adherence to underwriting guidelines is managed at a case level through daily underwriting audits conducted by our Chief Underwriter as well as the CRL-Plus lead underwriter. Every three years, underwriting audits are conducted by our reinsurers. Our current agreement with CRL-Plus expires in December 2016. We believe that we have a good relationship with our principal outsource service providers.
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
As of September 30, 2016, A.M. Best Company ("A.M. Best"), Fitch Ratings ("Fitch"), Moody’s Investors Service ("Moody's") and S&P Global Ratings ("S&P") issued financial strength credit and/or ratings and outlook statements regarding FGLH and its wholly owned insurance subsidiaries, FGL Insurance and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), as listed below. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations under an insurance policy and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
Following the announcement of the proposed Merger on November 9, 2015, the rating organizations have undertaken a review of our debt ratings and our insurance company subsidiaries’ financial strength ratings. The rating organizations may take various actions, positive or negative. Such actions are beyond FGL's control and FGL cannot predict what these actions may be and the timing thereof.

	A.M. Best	Fitch	Moody's	S&P
Company
Fidelity & Guaranty Life Insurance Company
Financial Strength Rating	B++ (5 of 16)	BBB (9 of 21)	Baa3 (10 of 21)	BBB- (10 of 22)
Outlook	Under Review With Developing Implications	Stable	Positive	CreditWatch Developing
Fidelity & Guaranty Life Insurance Company of New York
Financial Strength Rating	B++ (5 of 16)	BBB (9 of 21)	Not Rated	BBB- (10 of 22)
Outlook	Under Review With Developing Implications	Stable	Not Rated	CreditWatch Developing
Fidelity & Guaranty Life Holdings, Inc.
Senior Unsecured Notes	bb+ (11 of 22)	BB- (13 of 21)	Ba3 (13 of 21)	BB- (13 of 22)
Issuer Credit / Default Rating	bb+ (11 of 22)	BB (12 of 21)	Not Rated	BB- (13 of 22)
Outlook	Under Review With Developing Implications	Positive	Positive	CreditWatch Developing
*Reflects current ratings and outlooks as of date of filing
In addition to the financial strength ratings, rating agencies use an “outlook statement” to indicate a medium or long term trend which, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. A developing outlook is assigned when a rating may be raised, lowered, or affirmed. Outlooks should not be confused with expected stability of the issuer’s financial or economic performance. A rating may have a "stable" outlook to indicate that the rating is not expected to change, but a "stable" outlook does not preclude a rating agency from changing a rating at any time without notice.
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

Our current rating allows multiple counterparties the right to terminate ISDA agreements, at which time the counterparty would unwind existing positions for fair market value. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. As of September 30, 2016, the amount at risk for ISDA agreements which could be terminated based upon our current ratings was $276, which equals the fair value to us of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Credit Risk and Counterparty Risk”.
In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2016 and 2015, $128 and $7, respectively, of collateral was posted by our counterparties. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $148 and $74 at September 30, 2016 and 2015, respectively.
If the insurance subsidiaries held net short positions against a counterparty, and the subsidiaries’ financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of September 30, 2016 and 2015, we hold no net short positions against a counterparty; therefore, there is currently no potential exposure for us to post collateral.
A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings.
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
In compliance with the Risk Management and Own Risk and Solvency Assessment Model Act (ORSA), FGL Insurance submitted an ORSA report to the state regulators in November 2015 to provide risk management transparency and insight in the financial strength and long-term sustainability of the Companies.
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
Wilton Re Transaction
On January 26, 2011, FGL entered into an agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”), pursuant to which Wilton agreed to cause Wilton Re, its wholly owned subsidiary, to enter into certain coinsurance arrangements with FGL Insurance following the closing of the FGLH Acquisition. Pursuant to the Commitment Agreement, Wilton Re has reinsured a 100% quota share of certain of FGL Insurance’s policies that are subject to redundant reserves under Regulation XXX and Guideline AXXX, as well as another block of FGL Insurance’s in-force traditional, and IUL insurance policies.
Wilton Re’s reinsurance of such FGL Insurance policies has not extinguished FGL Insurance’s liability with respect to such business because FGL Insurance remains directly liable to policyholders and is required to pay the full amount of its policy obligations in the event that Wilton Re fails to satisfy its obligations with respect to the reinsured business.
The Front Street Reinsurance Transactions
On December 31, 2012, following regulatory approval, FGL Insurance entered into a coinsurance agreement (the “Cayman Reinsurance Agreement”) with FSRCI, at the time, an indirectly wholly owned subsidiary of FGL. Pursuant to the Cayman Reinsurance Agreement, FSRCI reinsured a 10% quota share percentage of certain FGL Insurance annuity liabilities of approximately $1 billion. Under the terms of the agreement, FSRCI paid an initial ceding allowance of $15 which was determined to be fair and reasonable according to an independent third-party actuarial firm. The coinsurance agreement is on a funds withheld basis, meaning that funds are withheld by FGL Insurance from the coinsurance premium owed to FSRCI as collateral for FSRCI’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of FGL Insurance. The effects of this transaction were eliminated in our consolidated financial statements for the period January 1, 2013 through August 9, 2013. See "Note 13. Reinsurance" to our audited Consolidated Financial Statements. As of September 30, 2016, ceded reserves are $1 billion.
Effective September 17, 2014, FGL Insurance entered into a second reinsurance treaty with FSRCI whereby FGL Insurance ceded 30% of any new business of its multi-year guaranteed annuity ("MYGA") block of business on a funds withheld basis. This treaty was subsequently terminated as to new business effective April 30, 2015, but will remain in effect for policies ceded to FSRCI with an effective date between September 17, 2014 and April 30, 2015. Accordingly, policies issued with an effective date of May 1, 2015 and later will not be ceded to FSRCI.
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
The CARVM Facility. On October 5, 2012, FGL Insurance entered into a yearly renewable term indemnity reinsurance agreement with Raven Reinsurance Company ("Raven Re"), a wholly owned subsidiary of FGL Insurance (the “Raven Reinsurance Agreement”), pursuant to which FGL Insurance ceded a 100% quota share of its CARVM liability for annuity benefits where surrender charges are waived. To collateralize its obligations under the Raven Reinsurance Agreement, Raven Re entered into a reimbursement agreement with Nomura Bank International plc (“NBI”), an affiliate of Nomura Securities International, Inc., and FGL (the “Reimbursement Agreement”) whereby a subsidiary of NBI issued trust notes and NBI issued a $295 letter of credit that, in each case, were deposited into a reinsurance trust as collateral for Raven Re’s obligations under the Raven Reinsurance Agreement (the “NBI Facility”). Pursuant to the NBI Facility, FGL Insurance takes full credit on its statutory financial statements for the CARVM reserve ceded to Raven Re. The letter of credit facility automatically reduces each calendar quarter by $6. As of September 30, 2016, there was $201 available under the letter of credit facility. The NBI Facility will terminate on September 30, 2017, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGLH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2015, Raven Re’s statutory capital and surplus was $28 in excess of the minimum level required under the Reimbursement Agreement.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk and Counterparty Risk”.
Regulation
Overview
FGL Insurance, FGL NY Insurance and Raven Re are subject to comprehensive regulation and supervision in their domiciles, Iowa, New York and Vermont, respectively, and in each state in which they do business. FGL Insurance does business throughout the United States, except for New York. FGL NY Insurance only does business in New York. Raven Re is a special purpose captive reinsurance company that only provides reinsurance to FGL Insurance under the CARVM Treaty. Following its redomestication to Iowa, FGL Insurance’s principal insurance regulatory authority is the IID. State insurance departments throughout the United States also monitor FGL Insurance’s insurance operations as a licensed insurer. The New York State Department of Financial Services (“NYDFS”) regulates the operations of FGL NY Insurance, which is domiciled and licensed in New York. The purpose of these regulations is primarily to protect policyholders and beneficiaries and not general creditors and shareholders of those insurers. Many of the laws and regulations to which FGL Insurance and FGL NY Insurance are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.
Generally, insurance products underwritten by and rates used by FGL Insurance and FGL NY Insurance must be approved by the insurance regulators in each state in which they are sold. Those products are also substantially affected by federal and state tax laws. For example, changes in tax law could reduce or eliminate the tax-deferred accumulation of earnings on the deposits paid by the holders of annuities and life insurance products, which could make such products less attractive to potential purchasers. A shift away from life insurance and annuity products could reduce FGL Insurance’s and FGL NY Insurance’s income from the sale of such products, as well as the assets upon which FGL Insurance and FGL NY Insurance earn investment income. In addition, insurance products may also be subject to the Employee Retirement Income Security Act of 1974 ("ERISA").
State insurance authorities have broad administrative powers over FGL Insurance and FGL NY Insurance with respect to all aspects of the insurance business including:

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
Financial Regulation
State insurance laws and regulations require FGL Insurance, FGL NY Insurance and Raven Re to file reports, including financial statements, with state insurance departments in each state in which they do business, and their operations and accounts are subject to examination by those departments at any time. FGL Insurance, FGL NY Insurance and Raven Re prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.
The National Association of Insurance Commissioners ("NAIC") has approved a series of statutory accounting principles and various model regulations that have been adopted, in some cases with certain modifications, by all state insurance departments. These statutory principles are subject to ongoing change and modification. For instance, the NAIC adopted, effective with the annual reporting period ending December 31, 2010, revisions to the Annual Financial Reporting Model Regulation (or the Model Audit Rule) related to auditor independence, corporate governance and internal control over financial reporting. These revisions require that insurance companies, such as FGL Insurance and FGL NY Insurance, file reports with state insurance departments regarding their assessments of internal control over financial reporting. Moreover, compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Any particular regulator’s interpretation of a legal or accounting issue may change over time to FGL Insurance’s or FGL NY Insurance’s detriment, or changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGL Insurance and FGL NY Insurance to change their views regarding the actions they need to take from a legal risk management perspective, which could necessitate changes to FGL Insurance’s or FGL NY Insurance’s practices that may, in some cases, limit their ability to grow and improve profitability.
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. The Maryland Insurance Administration (“MIA”) completed a routine financial examination of FGL Insurance for the three-year period ended December 31, 2012, and found no material deficiencies and proposed no adjustments to the financial statements as filed. The NYDFS completed a routine financial examination of FGL NY for the three-year period ended December 31, 2009, and found no material deficiencies and proposed no adjustments to the financial statements as filed. The NYDFS is in the process of completing a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2012.
Additionally, the Vermont Department of Financial Regulation has completed a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012. It found no material deficiencies and proposed no adjustments to the financial statements as filed.
Going forward, FGL Insurance will be subject to financial and market conduct examinations by the IID, the primary regulatory authority for Iowa domestic life insurance companies.
Dividend and Other Distribution Payment Limitations
The Iowa insurance law and the New York insurance law regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. Each year, FGL Insurance and FGL NY Insurance may pay a certain limited amount of ordinary dividends or other distributions without being required to obtain the prior consent of the Iowa Insurance Commissioner (“Iowa Commissioner”) or the NYDFS, respectively. However, to pay any dividends or distributions (including the payment of any dividends or distributions for which prior consent is not required), FGL Insurance and FGL NY Insurance must provide advance written notice to the Iowa Commissioner or the NYDFS, respectively.
Pursuant to Iowa insurance law, ordinary dividends are payments, together with all other such payments within the preceding twelve months, that do not exceed the greater of (i) 10% of FGL Insurance’s statutory surplus as regards policyholders as of December 31 of the preceding year; or (ii) the net gain from operations of FGL Insurance (excluding realized capital gains) for the 12-month period ending December 31 of the preceding year.
Dividends in excess of FGL Insurance’s ordinary dividend capacity are referred to as extraordinary and require prior approval of the Iowa Commissioner. In deciding whether to approve a request to pay an extraordinary dividend, Iowa insurance law requires the Iowa Commissioner to consider the effect of the dividend payment on FGL Insurance’s surplus and financial condition generally and whether the payment of the dividend will cause FGL Insurance to fail to meet its required RBC ratio. Dividends may only be paid out of statutory earned surplus.
In recent calendar years, FGL Insurance has had the dividend capacity and paid dividends to us as set forth in this table:

	2016	2015	2014	2013	2012
FGL Insurance Ordinary Dividend Capacity	$124	$121	$124	$106	$85
FGL Insurance Ordinary Dividends Paid	—	—	—	40	40
Any payment of dividends by FGL Insurance is subject to the regulatory restrictions described above and the approval of such payment by the board of directors of FGL Insurance, which must consider various factors, including general economic and business conditions, tax considerations, FGL Insurance’s strategic plans, financial results and condition, FGL Insurance’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends and its effect on RBC and such other factors the board of directors of FGL Insurance considers relevant. For example, payments of dividends could reduce FGL Insurance’s RBC and financial condition and lead to a reduction in FGL Insurance’s financial strength rating. See “Item 1A. Risk Factors-Risks Relating to Our Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make our products less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations”.
FGL NY Insurance has historically not paid dividends. In 2012, FGL NY Insurance paid a $4 dividend to FGL Insurance after a determination that, as a result of capital contributions by FGL Insurance, FGL NY Insurance was overcapitalized.
 Surplus and Capital
FGL Insurance and FGL NY Insurance are subject to the supervision of the regulators in states where they are licensed to transact business. Regulators have discretionary authority in connection with the continuing licensing of these entities to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such entities have not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders.
Risk-Based Capital
In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement RBC requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. In general, RBC is calculated by applying factors to various asset, premium and reserve items, taking into account the risk characteristics of the insurer. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. The RBC formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. As of the most recent annual statutory financial statements filed with insurance regulators, the RBC ratios for FGL Insurance and FGL NY Insurance each exceeded the minimum RBC requirements.

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

RBC Ratio
As of:
December 31, 2015	401%
December 31, 2014	388%
December 31, 2013	423%
December 31, 2012	406%
Insurance Regulatory Information System Tests
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2015, FGL Insurance, FGL NY Insurance and Raven Re each had two ratios outside the usual range. FGL Insurance and Raven Re's IRIS ratio for change in premiums was outside the usual range. FGL Insurance and FGL NY Insurance's IRIS ratio for change in reserving was outside the usual range. In addition, FGL NY Insurance and Raven Re’s adequacy of investment income also fell outside of the usual range.
In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. FGL Insurance, FGL NY Insurance and Raven Re are not currently subject to regulatory restrictions based on these ratios.
Insurance Reserves
State insurance laws require insurers to analyze the adequacy of reserves. The respective appointed actuaries for FGL Insurance, FGL NY Insurance and Raven Re must each submit an opinion on an annual basis that their respective reserves, when considered in light of the respective assets FGL Insurance, FGL NY Insurance and Raven Re hold with respect to those reserves, make adequate provision for the contractual obligations and related expenses of FGL Insurance, FGL NY Insurance and Raven Re. FGL Insurance, FGL NY Insurance and Raven Re have filed all of the required opinions with the insurance departments in the states in which they do business.
Credit for Reinsurance Regulation
States regulate the extent to which insurers are permitted to take credit on their financial statements for the financial obligations that the insurers cede to reinsurers. Where an insurer cedes obligations to a reinsurer which is neither licensed nor accredited by the state insurance department, the ceding insurer is not permitted to take such financial statement credit unless the unlicensed or unaccredited reinsurer secures the liabilities it will owe under the reinsurance contract. Under the laws regulating credit for reinsurance issued by such unlicensed or unaccredited reinsurers, the permissible means of securing such liabilities are (i) the establishment of a trust account by the reinsurer to hold certain qualifying assets in a qualified U.S. financial institution, such as a member of the Federal Reserve, with the ceding insurer as the exclusive beneficiary of such trust account with the unconditional right to demand, without notice to the reinsurer, that the trustee pay over to it the assets in the trust account equal to the liabilities owed by the reinsurer; (ii) the posting of an unconditional and irrevocable letter of credit by a qualified U.S. financial institution in favor of the ceding company allowing the ceding company to draw upon the letter of credit up to the amount of the unpaid liabilities of the reinsurer and (iii) a “funds withheld” arrangement by which the ceding company withholds transfer to the reinsurer of the reserves which support the liabilities to be owed by the reinsurer, with the ceding insurer retaining title to and exclusive control over such reserves. In addition, on January 1, 2014, the NAIC Model Credit for Reinsurance Act became effective in Iowa, which adds the concept of “certified reinsurer”, whereby a ceding insurer may take financial statement credit for reinsurance provided by an unaccredited and unlicensed reinsurer which has been certified by the Iowa Commissioner. The Iowa Commissioner certifies reinsurers based on several factors, including their financial strength ratings, and imposes collateral requirements based on such factors. FGL Insurance and FGL NY Insurance are subject to such credit for reinsurance rules in Iowa and New York, respectively, insofar as they enter into any reinsurance contracts with reinsurers which are neither licensed nor accredited in Iowa and New York, respectively.
Insurance Holding Company Regulation
As the parent company of FGL Insurance and the indirect parent company of FGL NY Insurance, we and entities affiliated for purposes of insurance regulation are subject to the insurance holding company laws in Iowa and New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions between insurers and affiliates within the holding company system are subject to regulation and must be fair and reasonable, and may require prior notice and approval or non-disapproval by its domiciliary insurance regulator.
Most states, including Iowa and New York, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Such laws prevent any person from acquiring control, directly or indirectly, of HRG, FGL, FGLH, FGL Insurance or FGL NY Insurance unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. In addition, investors deemed to have a direct or indirect controlling interest are required to make regulatory filings and respond to regulatory inquiries. Under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of our voting securities or that of HRG, FGL, FGLH, FGL Insurance or FGL NY Insurance without the prior approval of the insurance regulators of Iowa and New York will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.
Insurance Guaranty Association Assessments
Each state has insurance guaranty association laws under which insurers doing business in the state may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. Although no prediction can be made as to the amount and timing of any future assessments under these laws, FGL Insurance and FGL NY Insurance have established reserves that they believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.
Market Conduct Regulation
State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGL Insurance and FGL NY Insurance must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGL Insurance is currently the subject of seven ongoing market conduct examinations in various states. Market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business.

Regulation of Investments
FGL Insurance and FGL NY Insurance are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. We believe that the investment portfolios of FGL Insurance and FGL NY Insurance as of September 30, 2016 complied in all material respects with such regulations.
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
FIAs
In recent years, the U.S. Securities and Exchange Commission ("SEC") and state securities regulators have questioned whether FIAs, such as those sold by us, should be treated as securities under the federal and state securities laws rather than as insurance products exempted from such laws. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause us to seek additional marketing relationships for these products, any of which may impose significant restrictions on our ability to conduct operations as currently operated. Under the Dodd-Frank Act, annuities that meet specific requirements, including requirements relating to certain state suitability rules, are specifically exempted from being treated as securities by the SEC. We expect that the types of FIAs FGL Insurance and FGL NY Insurance sell will meet these requirements and therefore are exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on FIAs.
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
Until various studies are completed and final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on investments, investment activities and insurance and annuity products of FGL Insurance and FGL NY Insurance remains unclear.
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
In April 2016, the Department of Labor released its final “fiduciary” rule which could have a material impact on the Company, its products, distribution, and business model. The final rule treats persons who provide investment advice for a fee or other compensation with respect to assets of an employer plan or individual retirement account ("IRA") as fiduciaries of that plan or IRA. Significantly, the rule expands the definition of fiduciary to apply to persons, including insurance agents, who advise and sell products to IRA owners. As a practical matter, this means commissioned insurance agents selling the Company’s IRA products must qualify for a prohibited transaction exemption which requires the agent and financial institution to meet various conditions including that an annuity sale be in the "best interest" of the client without regard for the agent’s, financial institution’s or other party’s financial or other interests, and that any compensation paid to the agent and financial institution be reasonable. The final rule is effective June 2016 and generally applicable in April 2017. The rule has generated considerable controversy and is the subject of industry efforts to block implementation both in Congress and through court actions. The success or failure of these efforts cannot be predicted. Assuming the rule is not blocked, the precise impact of the rule on the financial services industry more generally, and the impact on the Company and its business in particular, is difficult to assess because the rule is new and still being studied. While we continue to analyze the regulation, we believe it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of our annuity sales are to IRAs. Compliance with the prohibited transaction exemptions would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact our business, results of operations and/or financial condition.
Employees
As of September 30, 2016, we had approximately 267 employees. We believe that we have a good relationship with our employees.
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

Risk factors related to the proposed merger with Anbang are as follows:
The Merger is subject to various closing conditions, including regulatory approvals, no assurance can be provided that such conditions will be satisfied and when, or if, the closing of the Merger will occur
On November 8, 2015, FGL entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among FGL, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a Delaware corporation and a wholly-owned subsidiary of Anbang (“Parent”), and AB Merger Sub, Inc., a Delaware corporation and a newly formed, wholly-owned subsidiary of Parent (“Merger Sub”). Completion of the Merger is subject to various closing conditions, including, but not limited to, (1) the information statement to be filed by FGL with the SEC in connection with the Merger shall have been cleared by the SEC and shall have been sent to stockholders of FGL (in accordance with Regulation 14C under the Exchange Act at least 20 days prior to the closing), (2) the absence of any law or order enacted, issued or enforced that is in effect and that makes the consummation of the Merger illegal, prevents, prohibits, restrains or enjoins the consummation of the Merger and (3) obtaining the requisite approvals from the Iowa Insurance Division, New York Department of Financial Services, Vermont Department of Financial Regulation, China Insurance Regulatory Commission and the Committee on Foreign Investment in the United States. A number of the closing conditions are outside of our control and we cannot predict with certainty whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome. No assurance can be provided that the various closing conditions will be satisfied, the necessary waivers or approvals will be obtained in a timely fashion or at all, in which case the Merger would be prevented or delayed. In addition, no assurance can be provided that we will not lose the benefit of previously satisfied closing conditions and waivers or approvals, in which case we may be required to again seek to satisfy closing conditions and waivers or approvals, which we may not be able to obtain in a timely fashion or at all, in which case the Merger would be prevented or delayed. For further information regarding these approvals, please see "Item 1. Business - Our Company".

Failure to timely complete the Merger could adversely impact our stock price, business, financial condition and results of operations

A failure to complete the Merger or to complete the FGL Merger on a timely basis, none of which can be assured, could result in negative publicity and cause the price of our common stock to decline, in particular because our current stock price reflects a market assumption that the Merger will occur. As a result of the pending Merger, trading in our stock has increased substantially. If the Merger is not consummated, or timing thereof is further delayed, the investment goals of our stockholders may be materially different than those of our stockholders on a pre-Merger announcement basis. In addition, we will remain liable for significant transaction costs that will be payable even if the Merger is not completed and could also be required to pay a termination fee to Anbang in specific circumstances.

The pending Merger and operating restrictions contained in the Merger Agreement could adversely affect our business and operations

The proposed Merger and certain interim operating covenants that govern the conduct of our business during the pendency of the Merger could cause disruptions to the Company’s business and business relationships, which could have an adverse impact on the Company’s results of operations, liquidity and financial condition. For example, the Company may be limited or restricted from taking certain actions, the attention of the Company’s management may be directed to Merger-related considerations, the Company’s current and prospective employees may experience uncertainty about their future roles with the Company, which may adversely affect our ability to retain and hire key personnel, and parties with which the Company has business relationships, including customers, potential customers and distributors, may experience uncertainty as to the future of such relationships and seek alternative relationships or seek to alter their present business relationships with us in a manner that negatively impacts the Company.

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
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. The regulator in FGL Insurance’s previous state of domicile, the MIA, completed a routine financial examination of FGL Insurance for the three-year period ended December 31, 2012. The NYDFS completed a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2009 and is completing December 31, 2012, and the Vermont Department of Financial Regulation completed a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012. FGL Insurance is currently the subject of seven ongoing market conduct examinations or inquiries in various states. While FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business, market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. As a result of its re-domestication to Iowa, FGL Insurance became subject to financial and market conduct examinations by the IID, the primary regulatory authority for Iowa domestic life insurance companies.
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
Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves. On June 10, 2016, the NAIC formally approved principle-based reserving for life insurance products with secondary guarantees, with an effective date January 1, 2017. Additionally, various statutory accounting guidance is being evaluated, including investment value of insurance subsidiaries.

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
For example, expectations that our investments in RMBS and CMBS will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and considering the performance of the underlying assets. We have non-agency RMBS holdings of $1 billion as of September 30, 2016. It is possible that the collateral underlying these investments will not meet performance expectations and the lower performance levels may lead to adverse changes in the cash flows on our holdings of these types of securities. This could lead to potential future other-than-temporary impairments ("OTTI") within our portfolio of these securities. In addition, expectations that our investments in corporate securities or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. It is possible that issuers of corporate securities in which we have invested will perform worse than current expectations. Such events may lead us to recognize potential future OTTI within our portfolio of corporate securities. We recorded OTTI charges of approximately $44 and $82 for the fiscal years ended September 30, 2016 and 2015, respectively. It is also possible that unanticipated events would lead us to dispose of certain of those holdings and recognize the effects of any market movements in our financial statements.
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
Rating agencies assign ratings based upon several factors. While most of these factors relate to the rated company, some factors relate to the views of the rating agency, general economic conditions and circumstances outside the rated company’s control. In addition, rating agencies use various models and formulas to assess the strength of a rated company, and from time to time rating agencies have, in their discretion, altered the models and may do so in the future in ways that negatively impact the financial strength ratings of our insurance subsidiaries and make it more difficult to maintain or obtain comparable ratings going forward. As rating agencies continue to evaluate the financial services industry, it is possible that rating agencies will heighten the level of scrutiny that they apply to financial institutions, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate and potentially adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. It is possible that the outcome of any such review of us would have additional adverse ratings consequences, which could have a material adverse effect on our results of operations, financial condition and liquidity. We may need to take actions in response to changing standards or capital requirements set by any of the rating agencies which could cause our business and operations to suffer. If the financial strength ratings of our insurance subsidiaries are downgraded, we anticipate that our sales of new policies will be adversely impacted and that we could experience substantial surrenders of existing policies. In order to improve or maintain their financial strength ratings, our insurance subsidiaries may limit the amount of dividends that they would otherwise pay to us. In that regard, we may, among other things, implement business strategies to improve the RBC ratio of our insurance subsidiaries to a level anticipated by the rating agencies to maintain or improve our current rating. If we are unable to achieve this level, we may limit dividend payments from FGL Insurance to the extent necessary. We cannot guarantee these measures will be successful, and if FGL Insurance fails to maintain such a target RBC ratio, its financial strength rating could suffer. We cannot predict what actions rating agencies may take in the future, and failure to improve or maintain current financial strength ratings could adversely affect our financial condition and results of operations.
Following the announcement of the proposed Merger, the rating organizations have undertaken a review of our debt ratings and our insurance company subsidiaries’ financial strength ratings. The rating organizations may take various actions, positive or negative. Such actions are beyond FGL's control and FGL cannot predict what these actions may be and the timing thereof.
We are required to maintain minimum ratings as a matter of routine practice under our over-the-counter derivative agreements on forms promulgated by the ISDA. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying derivative contracts. Our current rating allows multiple counterparties the right to terminate ISDA agreements. As of September 30, 2016, the amount at risk for ISDA agreements which could be terminated based upon our current ratings was $276, which equals the fair value to us of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2016 and 2015, $128 and $7, respectively, of collateral was posted by our counterparties. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $148 and $74 at September 30, 2016 and 2015, respectively.
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
Our insurance subsidiaries cede material amounts of insurance and transfer related assets and certain liabilities to other insurance companies through reinsurance. For example, a material amount of reinsured liabilities are concentrated with Wilton Re and FSRCI. As of September 30, 2016, the amount recoverable from Wilton Re and FSRCI was $1,523 and $1,120, respectively. Given our significant concentration of reinsurance with Wilton Re, if Wilton Re fails to perform its obligations under the various reinsurance treaties, such failure could have a material impact on our financial position. See “Business- Reinsurance-Wilton Re Transaction”. However, notwithstanding the transfer of related assets and certain liabilities, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed. Accordingly, we bear credit risk with respect to our reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with us could materially adversely affect our business, financial condition and results of operations. To mitigate the counterparty risk for the FSRCI transaction, the assets are held on FGL Insurance's balance sheet and are used as collateral in the event of a failure. For Wilton Re, A+ rated from Fitch, we monitor the credit rating. During 2014 Wilton Re announced their purchase by Canadian Pension Plan Investment Board, ("CCIB"), an AAA rated organization. With the capital resources of CCIB behind Wilton Re, we believe the counterparty risk is low. See “Business- Reinsurance-Wilton Re Transaction”.
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
During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. Increases in crediting rates, as well as surrenders and withdrawals, could have a material adverse effect on our business, financial condition and results of operations. In addition, if long-term interest rates rise dramatically within a six- to twelve-month time period, certain of our products may be exposed to disintermediation risk. Higher interest rates may increase the cost of debt and other obligations having floating rate or rate reset provisions and may result in lower sales of other products. A rise in interest rates, in the absence of other countervailing changes, will increase the gross unrealized loss position of our investment portfolio which will decrease our accumulated other comprehensive income and shareholders’ equity. Our gross unrealized loss on our available for sale ("AFS") portfolio was $269 as of September 30, 2016 compared to $498 as of September 30, 2015.
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
Significant continued financial and credit market volatility, changes in interest rates, credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments and declines in general economic conditions, either alone or in combination, could have a material adverse impact on our results of operations, financial condition or cash flows through realized losses, OTTI, changes in unrealized loss positions and increased demands on capital. As of September 30, 2016 and 2015, we had gross unrealized losses on our AFS portfolio of $269 and $498, respectively. In addition, our investment portfolio is concentrated in certain industries. As of September 30, 2016 and 2015, our most significant investment in one industry was our investment securities in the banking industry with a fair value of $2,448 and $1,979, or 12% and 10%, respectively, of the invested assets portfolio. Our holdings in this industry include investments in 97 and 83 different issuers as of September 30, 2016 and 2015, respectively, with the top ten investments accounting for 34% and 39% of the total holdings in this industry as of September 30, 2016 and 2015, respectively. In addition, market volatility can make it difficult for us to value certain of our assets, especially if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on our results of operations or financial condition.
We are exposed to credit loss in the event of non-performance by our counterparties on call options. We seek to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that we will not suffer losses in the event of counterparty non-performance. As of September 30, 2016 and 2015, $128 and $7, respectively, of collateral was posted by our counterparties. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $148 and $74 at September 30, 2016 and 2015, respectively. See "Note 5. Derivative Financial Instruments" to our audited Consolidated Financial Statements for further discussion of credit risk.
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

Natural and man-made catastrophes, pandemics and malicious and terrorist acts present risks that could materially adversely affect our results of operations. A natural or man-made catastrophe, pandemic or malicious or terrorist act could materially adversely affect the mortality or morbidity experience of our business or our reinsurers. Such events could adversely affect the mortality and morbidity experience of our business. Claims arising from such events could have a material adverse effect on our business, operations and financial condition, either directly or as a result of their effect on our reinsurers or other counterparties. Such events could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. While we have taken steps to identify and manage these risks, such risks cannot be predicted with certainty, nor fully protected against even if anticipated. In addition, such events could result in overall macroeconomic volatility or specifically a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of our business within such geographic areas or the general economic climate, which in turn could have an adverse effect on our business, operations and financial condition. The possible macroeconomic effects of such events could also adversely affect our asset portfolio.
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
We sell our products through a network of approximately 200 IMOs representing approximately 35,000 independent agents and managing general agents. We currently treat these IMOs as independent contractors who own their own businesses. However, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status of the IMOs are subject to change or interpretation by various authorities. If a federal, state or local authority or court enacts legislation or adopts regulations or adopts an interpretation that changes the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs in complying with such laws, regulations or interpretations, including, in respect of tax withholding, social security payments and recordkeeping, or we could be held liable for the actions of such independent contractors or may be required to modify our business model, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, there is the risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state or local tax or employment laws. Further, if it were determined that our IMOs should be treated as employees, we could possibly incur additional liabilities with respect to any applicable employee benefit plan.
If we are unable to attract and retain national marketing organizations and independent agents, sales of our products may be reduced.
We must attract and retain our network of IMOs and independent agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. Our most important IMOs (those who are able to meet certain production targets) are referred to as “Power Partners”. We currently have 32 Power Partners that accounted for approximately 95% of our Fiscal 2016 sales volume. There can be no guaranty that such relationships will continue in the future. If we are unable to attract and retain sufficient marketers and agents to sell our products, our ability to compete and our revenues would suffer.
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

We maintain exposure to senior secured asset-based loans to unaffiliated third-party borrowers through loans originated by Salus, a company indirectly owned by HRG.  FGL Insurance has not participated in any new originations to asset-based loans through Salus since October 2014, and this portfolio has been winding down as exposures mature and borrowers refinance.  As of September 30, 2016, $21 of such loans were outstanding. We currently estimate that this portfolio will be largely paid down by the end of calendar year 2017.
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
Our insurance subsidiaries are subject to various statutory and regulatory restrictions and the ability of our insurance subsidiaries to pay dividends is limited by applicable insurance laws and regulations. See “Business-Regulation-Dividend and Other Distribution Payment Limitations”. The Iowa insurance law and the New York insurance law regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. This could limit both our ability to receive cash flow from our direct wholly owned subsidiary, FGLH, FGLH’s ability to receive cash flow from its direct wholly owned subsidiary, FGL Insurance, and FGL Insurance’s ability to receive cash flow from its direct wholly owned subsidiary, FGL NY Insurance.
Each year FGL Insurance may pay a certain limited amount of ordinary dividends or other distributions without being required to obtain the prior consent of the Iowa Commissioner. FGL Insurance is required to provide advance written notice to the Iowa Commissioner of its intention to pay dividends that are deemed ordinary dividends and to request approval to pay dividends that are deemed extraordinary dividends. Pursuant to Iowa insurance law, ordinary dividends are payments, together with all other such payments within the preceding twelve months, that do not exceed the greater of (i) 10% of FGL Insurance’s statutory surplus as regards policyholders as of December 31 of the preceding year; or (ii) the net gain from operations of FGL Insurance (excluding realized capital gains) for the 12-month period ending December 31 of the preceding year. Dividends may only be paid out of statutory earned surplus.

Dividends in excess of FGL Insurance’s ordinary dividend capacity are referred to as extraordinary and require prior approval of the Iowa Commissioner. In deciding whether to approve a request to pay an extraordinary dividend, Iowa insurance law requires the Iowa Commissioner to consider the effect of the dividend payment on FGL Insurance’s surplus and financial condition generally and whether the payment of the dividend will cause FGL Insurance to fail to meet its required RBC ratio. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. FGL Insurance has not paid out extraordinary dividends since 2008, and in the future FGL Insurance may be required to request approval to pay an extraordinary dividend and there is no guarantee such a request would be approved by the Iowa Commissioner.
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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of September 30, 2016, we have 58,956 thousand outstanding shares of common stock. The 9,750 thousand shares sold pursuant to the Company’s initial public offering ("IPO") on December 13, 2013, as well as the additional 1,463 thousand options granted to the underwriters that was subsequently exercised, became immediately tradable without restriction under the Securities Act unless held by “affiliates”, as that term is defined in Rule 144 under the Securities Act of 1933, as amended (“Securities Act”). The remaining 47,000 thousand shares of common stock outstanding are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144. We also have entered into a registration rights agreement with HRG pursuant to which HRG is able to require us to register shares it holds for resale. We have filed and intend to file registration statements under the Securities Act to register the shares of common stock to be issued under our 2013 Stock Incentive Plan, as amended (the “Omnibus Plan”) and, as a result, all shares of common stock acquired upon exercise of stock options and vesting of unvested restricted shares granted under the Omnibus Plan will also be freely tradable under the Securities Act, unless purchased by our affiliates. A total of 2,838 thousand shares of common stock are reserved for issuance under the Omnibus Plan. At September 30, 2016, 1,159 thousand shares remain available for future issuance under the Omnibus Plan.
In the future, we may issue additional shares of common stock or other equity or fixed maturity securities convertible into common stock in connection with a financing, acquisition, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common stock to decline.

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
Many states, including the jurisdictions where our principal insurance subsidiaries FGL Insurance and FGL NY Insurance are organized (Iowa and New York, respectively), have insurance laws and regulations that require advance approval by state agencies of any direct or indirect change in control of an insurance company that is domiciled in or, in some cases, has such substantial business that it is deemed to be commercially domiciled in that state. Therefore, any person seeking to acquire a controlling interest in us would face regulatory obstacles which may delay, deter or prevent an acquisition that shareholders might consider in their best interests.
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

Our Principal Shareholder’s interests may conflict with yours.
HRG beneficially owns (directly or indirectly) approximately 80% of the outstanding shares of our common stock. As a result, HRG is in a position to exercise significant influence over all matters requiring shareholder approval for the foreseeable future, including decisions regarding extraordinary business transactions, fundamental corporate transactions, appointment of members of our management, election of directors and our corporate and management policies.
In the event that HRG reduces its beneficial ownership below 50% of our outstanding common stock, it will likely still be able to assert significant influence over our board of directors and certain corporate actions. HRG has the ability to designate for nomination for election at least a majority of our directors as long as HRG owns at least 50% of our common stock.
HRG’s interests may differ from your interests, and certain actions HRG takes as our controlling shareholder or as a significant shareholder may not be favorable to you. For example, the concentration of ownership held by HRG could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another shareholder may otherwise view favorably. Other potential conflicts could arise, for example, over matters such as our dividend policy or transactions that we may engage in, from time to time, with other business owned by HRG Group, such as Salus and/or FSRCI.

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

Item 3. Legal Proceedings
See "Note 12. Commitments and Contingencies" to our audited Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE and trades under the symbol “FGL.” The high and low sales prices for our common stock for each quarterly period for the last two years are shown in the following table.

	High	Low
Year ended September 30, 2016
First Quarter	$27.87	$24.01
Second Quarter	26.55	23.99
Third Quarter	26.49	22.17
Fourth Quarter	24.30	21.42

Year ended September 30, 2015
First Quarter	$26.59	$20.12
Second Quarter	24.85	20.50
Third Quarter	24.24	20.53
Fourth Quarter	27.41	23.01
As of October 1, 2016, there were approximately 85 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name. In the years ended September 30, 2016 and 2015, we paid total cash dividends of $0.26 and $0.26, respectively, per share, on our common stock. Fiscal 2016 dividends were paid to shareholders during December 2015, March 2016, May 2016 and September 2016. Fiscal 2015 dividends were paid to shareholders during December 2014, March 2015, June 2015 and August 2015. We intend to continue to pay cash dividends on such shares so long as we have sufficient capital and/or future earnings to do so, while retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Further determination as to dividend policy will be made by our board of directors, based on our future earnings, capital requirements, financial condition, future prospects and any other factors our board of directors may deem relevant.

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
The following graph shows a comparison from December 13, 2013 (the date our common stock commenced trading on the NYSE) through September 30, 2016 of the cumulative total return for our common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the S&P 500 Life & Health Insurance Index. The graph assumes that $100 was invested at the market close on December 13, 2013 in common stock of Fidelity & Guaranty Life, the S&P 500 Index and the S&P 500 Life & Health Insurance Index and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

We have prepared the following selected financial data as of and for the years ended September 30, 2016, 2015, 2014, 2013, and 2012.

	Fidelity & Guaranty Life
	Year Ended September 30,
(In millions, except share data)	2016	2015	2014	2013	2012

SUMMARY OF OPERATIONS
Total operating revenues	$1,139	$961	$1,191	$1,347	$1,222
Total benefits and expenses	964	755	979	827	1,062
Net income	$97	$118	$163	$348	$344

PER SHARE DATA (a)
Net income per common share - basic	$1.67	$2.03	$2.91	$7.40	7.32
Net income per common share - diluted	1.66	2.02	2.90	7.40	7.32
Cash dividends declared per common share (b)	0.26	0.26	1.11	1.99	0.85
Common shares outstanding	59.0	58.9	58.4	47.0	47.0

BALANCE SHEET DATA
Total investments	$21,025	$19,094	$18,802	$16,223	$16,557
Total assets	27,035	24,925	24,153	22,403	20,990
Debt	400	300	300	300	—
Total liabilities	25,101	23,423	22,494	21,264	19,700
Total equity	1,934	1,502	1,659	1,139	1,291
Total equity excluding AOCI	1,495	1,414	1,310	1,026	856
Book value per share	32.80	25.51	28.39	24.23	27.46
Book value per share, excluding AOCI (c)	$25.36	$24.02	$22.41	$21.82	18.22
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
(c) Book value per share excluding AOCI (a non-GAAP financial measure) is based on stockholders’ equity excluding the effect of AOCI and is calculated as total stockholders' equity excluding AOCI divided by the total number of shares of common stock outstanding. Since AOCI fluctuates from quarter to quarter due to unrealized changes in the fair value of available for sale investments, we believe these non-GAAP financial measures provide useful supplemental information.

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
All references to Fiscal 2016, 2015 and 2014 refer to fiscal periods ended September 30, 2016, 2015 and 2014, respectively.
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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of September 30, 2016, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $3 billion and 3%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.

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
Annuity and Life Sales
Sales of annuities and IULs by quarter were as follows:

	Annuity Sales			IUL Sales
(dollars in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2016	Fiscal 2015	Fiscal 2014
First Fiscal Quarter	$489	$903	$540	$13	$7	$5
Second Fiscal Quarter	601	610	728	11	7	5
Third Fiscal Quarter	832	519	392	15	10	6
Fourth Fiscal Quarter	603	434	501	17	11	5
Total	$2,525	$2,466	$2,161	$56	$35	$21
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
Valuation of AFS Securities and Derivatives
Our fixed maturity and equity securities classified as AFS are reported at fair value, with unrealized gains and losses included within accumulated other comprehensive income (loss) ("AOCI"), net of associated impact on intangibles adjustments and deferred income taxes. Unrealized gains and losses represent the difference between the cost or amortized cost basis and the fair value of these investments. We measure the fair value of our AFS securities based on assumptions used by market participants, which may include inherent risk and restrictions on the sale or use of an asset. The estimate of fair value is the price that would be received to sell an asset in an orderly transaction between market participants (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We utilize independent pricing services in estimating the fair values of AFS securities. The independent pricing services incorporate a variety of observable market data in their valuation techniques, including: reported trading prices, benchmark yields, broker-dealer quotes, benchmark securities, bids and offers, credit ratings, relative credit information and other reference data.

We categorize our AFS securities into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of fixed maturity and equity securities, AFS, by pricing source and hierarchy level as of September 30, 2016 and 2015.

	As of September 30, 2016
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities and equity securities available-for-sale:
Prices via third party pricing services	$83	$18,554	$—	$18,637
Priced via independent broker quotations	—	—	1,199	1,199
Priced via other methods	—	—	258	258
Total	$83	$18,554	$1,457	$20,094
Available-for-sale embedded derivative:
Priced via other methods	—	—	13	13
Salus participations, included in other invested assets:
Priced via other methods	—	—	21	21
Total	$83	$18,554	$1,491	$20,128
% of Total	—%	92%	8%	100%

	As of September 30, 2015
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities and equity securities available-for-sale:
Prices via third party pricing services	$86	$17,061	$—	$17,147
Priced via independent broker quotations	—	—	1,119	1,119
Priced via other methods	—	—	100	100
Total	$86	$17,061	$1,219	$18,366
Available-for-sale embedded derivative:
Priced via other methods	—	—	10	10
Salus and Energy & Infrastructure Capital ("EIC") participations, included in other invested assets:
Priced via other methods	—	—	119	119
Total	$86	$17,061	$1,348	$18,495
% of Total	—%	93%	7%	100%
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
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair values of the embedded derivatives in our FIA contracts are derived using market value of options, swap rates, mortality rates, surrender rates and non-performance spread and are classified as Level 3. See "Note 5. Derivative Financial Instruments" and "Note 6. Fair Value of Financial Instruments" to our audited Consolidated Financial Statements for a more complete discussion. The discount rate used to determine the fair value of our FIA embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For Fiscal 2016, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See "Note 5. Derivative Financial Instruments" and "Note 6. Fair Value of Financial Instruments", to our audited Consolidated Financial Statements for a more complete discussion.
FGL Insurance has a modified coinsurance arrangement with Front Street Re (Cayman) Ltd. ("FSRCI"), meaning that funds are withheld by FGL Insurance. This arrangement creates an obligation for FGL Insurance to pay FSRCI at a later date, which results in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in “Other assets” if in a net gain position, or "Other liabilities", if in a net loss position, on the Consolidated Balance Sheets and the related gains or losses are reported in “Net investment gains” on the Consolidated Statements of Operations.

Evaluation of OTTI
We have a policy and process in place to evaluate securities in our investment portfolio quarterly to assess whether there has been an OTTI. This evaluation process entails considerable judgment and estimation and involves monitoring market events and other items that could impact issuers. The evaluation includes, but is not limited to, such factors as: the length of time and the extent to which the fair value has been less than cost or amortized cost; whether the issuer is current on all payments and all contractual payments have been made as agreed; the remaining payment terms and the financial condition and near term prospects of the issuer; the lack of ability to refinance due to liquidity problems in the credit market; the fair value of any underlying collateral; the existence of any credit protection available; the intent to sell and whether it is more likely than not we would be required to sell prior to recovery for fixed maturity securities; the assessment in the case of equity securities including perpetual preferred stocks with credit deterioration that the security cannot recover to cost in a reasonable period of time; the intent and ability to retain equity securities for a period of time sufficient to allow for recovery; consideration of rating agency actions; and changes in estimated cash flows of residential mortgage-backed securities ("RMBS") and asset-backed securities ("ABS"). An extended and severe unrealized loss position on an AFS fixed income security may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. When assessing our intent to sell a security or if it is more likely than not we will be required to sell a security before recovery of its amortized cost basis, we evaluate facts and circumstances such as, but not limited to, sales of investments to meet cash flow or capital needs
We determine whether OTTI losses should be recognized for fixed maturity and equity securities by assessing all facts and circumstances surrounding each security. Where the decline in market value of fixed maturity securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these investments to be OTTI. For equity securities, we recognize an OTTI in the period in which we do not have the intent and ability to hold the securities until recovery of cost or we determine that the security will not recover to book value within a reasonable period of time. We determine what constitutes a reasonable period of time on a security-by-security basis by considering all the evidence available, including the magnitude of any unrealized loss and its duration. Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using management’s best estimate and is revised as additional information becomes available. As such, changes in or deviations from the assumptions used in such analysis can have a significant effect on the results of operations. During the twelve months ended September 30, 2015 we recognized credit-related impairment losses of $59,000,000 on available-for-sale fixed maturity securities, available-for-sale equity securities and other invested assets, net of reinsurance, related to direct and indirect investments in RadioShack Corporation ("RSH") and other loans because the Company concluded the decline in the fair value of these investments was other than temporary. See “OTTI and Watch List,” "Note 2. Significant Accounting Policies and Practices" and "Note 4. Investments" to our audited Consolidated Financial Statements for a more complete discussion.
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

(dollars in millions)	As of September 30, 2016

A change to the long-term interest rate assumption of -50 basis points	$(56)
A change to the long-term interest rate assumption of +50 basis points	48
An assumed 10% increase in surrender rate	(4)
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
A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by us due to nonpayment of premiums. We make estimates of expected full and partial surrenders of our fixed annuity products. Our surrender rate experience in Fiscal 2016 on the fixed annuity products averaged 5%, which is within our assumed ranges. Management’s best estimate of surrender behavior incorporates actual experience over the entire period, as we believe that, over the duration of the policies, we will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on our reserve levels and related results of operations.
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
Our aggregate reserves for contractholder funds, future policy benefits and product guarantees on a direct and net basis as of September 30, 2016 are summarized as follows:

(dollars in millions)	Direct	Reinsurance Recoverable	Net

Fixed indexed annuities	$13,148	$(650)	$12,498
Fixed rate annuities	3,566	(330)	3,236
Immediate annuities	2,917	(337)	2,580
Universal life	1,399	(1,061)	338
Traditional life	1,688	(1,086)	602
Total	$22,718	$(3,464)	$19,254
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
At each reporting date, management considers new evidence, both positive and negative, that could impact management’s judgment regarding the future realization of deferred tax assets. As of September 30, 2016, management gathered the following positive and negative evidence concerning the future realization of deferred tax assets:
Positive Evidence:

•	As of September 30, 2016, we were in a cumulative income position based on pre-tax income over the prior 12 quarters;

•	We are projecting significant pre-tax GAAP income from continuing operations;

•	We have projected that the reversal of taxable temporary timing differences will unwind in the 20-year projection period;

•	We have a history of utilizing all significant tax attributes before they expire; and

•	Our inventory of IRC Section 382 limited attributes has been significantly reduced over the past couple years.
Negative Evidence:

•	§382 limited carry-forwards reduce our ability to utilize tax attributes in future years; and

•	Brief carryback/carry-forward period for capital losses.

Based on management’s evaluation of the above positive and negative evidence, management concluded that a valuation allowance continued to be necessary for some of the Company’s DTAs at September 30, 2016. The Company maintains a full valuation allowance for the DTAs of the non-life insurance companies.  It also maintains a valuation allowance against all of the capital losses of the life insurance companies.  During the year ended September 30, 2016, the Company recorded a release of part of the capital loss valuation allowance of $74 because some of those losses were utilized under the annual §382 limit. It also recorded net increases to the valuation allowance on the non-life insurance companies of $5, for a net increase of $69 to valuation allowances in the current year.
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
If the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differs from the reserves totaling $1 that we have accrued as of September 30, 2016, that difference will be reflected in our results of operations when the matter is resolved or when our estimate of the cost changes. See further discussion in "Note 12. Commitments and Contingencies" to our audited Consolidated Financial Statements.
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
The plans sponsored by FGL include stock options, restricted stock, unrestricted stock and performance restricted stock units. All of the stock option, restricted stock, and unrestricted stock awards under the FGL plan are settled in equity issuance upon exercise. The fair value of the stock awards is determined as of the date the awards are approved and communicated to the recipient and is recognized as expense over the performance or service period, which generally corresponds to the vesting period. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, expected volatility, and expected dividend yield. In fourth quarter 2016, we decided to settle our Performance Restricted Stock Units (“PRSUs”) in cash upon vesting and, therefore, reclassified these awards from equity to Other Liabilities. The liability for the PRSUs was valued at fair value upon reclassification which resulted in the recognition of additional compensation cost of $3. The PRSUs became fully vested as of September 30, 2016 with payment anticipated to be made in November 2016 based on the fair value of the award at the time of settlement. For our Performance Restricted Stock Units ("PRSUs") the attainment of performance targets is a key judgment. If the attainment of performance targets differ significantly from actual, stock-based compensation expense could be affected, which could have a material effect on our consolidated results of operations in a particular quarterly or annual period. See "Note 10. Stock Compensation" to our Consolidated Financial Statements for more information on our stock compensation plans.
Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to the Company’s Consolidated Financial Statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following tables set forth the consolidated results of operations and compare the amount of the change between the fiscal periods:

	Fiscal Year			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Revenues:
Premiums	$70	$58	$56	$12	$2
Net investment income	923	851	760	72	91
Net investment gains (losses)	19	(37)	307	56	(344)
Insurance and investment product fees and other	127	89	68	38	21
Total revenues	1,139	961	1,191	178	(230)
Benefits and expenses:
Benefits and other changes in policy reserves	791	578	788	213	(210)
Acquisition and operating expenses, net of deferrals	119	113	102	6	11
Amortization of intangibles	54	64	89	(10)	(25)
Total benefits and expenses	964	755	979	209	(224)
Operating income	175	206	212	(31)	(6)
Interest expense	(22)	(24)	(23)	2	(1)
Income before income taxes	153	182	189	(29)	(7)
Income tax expense	56	64	26	(8)	38
Net income	$97	$118	$163	$(21)	$(45)
Annuity sales during Fiscal 2016 and Fiscal 2015 were $2,525 and $2,466, respectively, including FIA sales of $1,832 and $2,179, respectively. As expected, FIA sales were down from the near record level achieved in the prior year as we have intentionally moderated volume to sustain a disciplined approach for new business profitability and capital management. Sales of multi-year guarantee annuities ("MYGA") were $536 in Fiscal 2016 as compared to $287 in Fiscal 2015. During third quarter of Fiscal 2016, we entered into a $157 funding agreement with Federal Home Loan Bank ("FHLB"), under an investment spread strategy. This funding agreement is reflected as an institutional spread based product. We view MYGA volume and funding agreements as opportunistic and therefore these volumes will fluctuate from period to period. Indexed universal life sales during Fiscal 2016 and Fiscal 2015 were $56 and $35, respectively. The strong growth in the current period reflects the Company's ongoing efforts to steadily grow indexed universal life sales through its network of core middle-market focused IMO's.

Annuity sales during Fiscal 2015 and Fiscal 2014 were $2,466 and $2,161, respectively, including $2,179 and $1,452, respectively, of FIA sales. The increase in FIA sales period over period was the result of long-tenured relationships with our IMO's. Several new products introduced in 2014 to expand our product suite also contributed to the growth of FIA sales in 2015. MYGA production decreased in Fiscal 2015 as the interest rate environment for these opportunistic sales was more attractive for both us and the market in Fiscal 2014.

Revenues

Premiums

Premiums primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. The traditional life business is primarily related to the return of premium riders on traditional life contracts. While the base contract has been reinsured, we continue to retain the return of premium rider.

Premiums increased $12, or 21%, from Fiscal 2015 to Fiscal 2016 primarily due to an increase in life-contingent immediate annuity premiums resulting from an increase in deferred annuity policies reaching their required annuitization period during Fiscal 2016.

Premiums increased $2, or 4%, from Fiscal 2014 to Fiscal 2015 primarily due to an increase in life-contingent immediate annuity premiums partially offset by lower traditional life premium from a declining block of business.
Net investment income
Below is a summary of the major components included in net investment income for Fiscal 2016, Fiscal 2015, and Fiscal 2014:

	Fiscal Year			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Fixed maturity securities, available-for-sale	$869	$799	$723	$70	$76
Equity securities, available-for-sale	32	33	23	(1)	10
Commercial mortgage loans, related party loans, invested cash, short term investments, and other investments	40	39	30	1	9
Gross investment income	941	871	776	70	95
Investment expense	(18)	(20)	(16)	2	(4)
Net investment income	$923	$851	$760	$72	$91
Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Fiscal Year			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Yield on AAUM (at amortized cost)	4.92%	4.80%	4.64%	0.12%	0.16%
Less: Interest credited and option cost	(2.65)%	(2.83)%	(2.94)%	0.18%	0.11%
Net investment spread	2.27%	1.97%	1.70%	0.30%	0.27%
AAUM	$18,738	$17,722	$16,354	$1,016	$1,368

•
The increase in net investment income ("NII") of $72, or 8%, from Fiscal 2015 to Fiscal 2016 was primarily due increases in AAUM (volume) and earned yields (rate).  The volume and rate increases period over period resulted in net investment income growth of $49 and $23, respectively. The increase in earned yields was primarily due to higher overall portfolio yields from repositioning activities completed over the past year as well as an increase in income from tender offer consideration and bond prepayment income.

•
The increase in AAUM of $1 billion or 6% from Fiscal 2015 to Fiscal 2016 was primarily due to annuity sales and FHLB institutional spread based sales over the past year and stable in force retention trends.

•
The increase in net investment income of $91, or 12%, from Fiscal 2014 to Fiscal 2015 was primarily due to higher AAUM (volume) and higher earned yields (rate), driven by higher overall portfolio yields from repositioning activities completed.

•	The increase in AAUM of $1 billion or 8% from Fiscal 2014 to Fiscal 2015 was primarily driven by FIA sales growth over the year and stable in force retention trends.

Net investment gains (losses)
Below is a summary of the major components included in net investment gains (losses) for Fiscal 2016, Fiscal 2015, and Fiscal 2014:

	Fiscal Year			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Net realized (losses) gains on available-for-sale securities	$(14)	$(22)	$103	$8	$(125)
Realized and unrealized gains (losses) on certain derivative instruments	82	(107)	246	189	(353)
Change in fair value of reinsurance related embedded derivative	(49)	92	(42)	(141)	134
Net investment gains (losses)	$19	$(37)	$307	$56	$(344)
Fiscal 2016 compared to Fiscal 2015

•
The increase in net investment gains on available-for-sale securities of $8 from Fiscal 2015 to Fiscal 2016 was primarily due a decrease in impairments year over year, partially offset by a decrease in net realized gains, as Fiscal 2015 reflected trading gains from our tax planning strategy initiated in 2014. Fiscal 2016 net realized losses on available-for-sale securities includes $44 of net impairments, primarily related to loan participations and Salus CLO. Comparatively, Fiscal 2015 net realized losses on available-for-sale securities includes of $82 of net impairments primarily related to direct and indirect investments in RadioShack Corporation ("RSH"), which filed for bankruptcy in February 2015, as well as Salus CLO Equity investment. Refer to impairment disclosures in "Note 4. Investments" of our audited Consolidated Financial Statements for additional details.

•	Net realized and unrealized gains on certain derivative instruments increased $189 from Fiscal 2015 to Fiscal 2016. See the table below for primary drivers of this increase.

•
Partially offsetting the increase in net investment gains on available-for-sale securities and derivative instruments from Fiscal 2015 to Fiscal 2016 was a $141 period over period decrease in fair value of reinsurance related embedded derivative, which is based on the change in fair value of the underlying assets held in the funds withheld ("FWH") portfolio. Specifically, the reinsurance related embedded derivative decreased $49 during Fiscal 2016 resulting from an increase in the net unrealized gain position of the FSRCI FWH portfolio during the year, primarily due to generally positive capital market and commodities price movements during the current year. Comparatively, the reinsurance related embedded derivative increased $92 in the Fiscal 2015 as a result of a decrease in fair value of the FWH portfolio primarily due to an increase in credit spreads during a period characterized by increased volatility in the capital markets. The impact of reinsurance related embedded derivative gains (losses) is largely offset in stockholders’ equity as the change in the net unrealized gains (losses) on the FSRCI FWH portfolio is included in AOCI.

Fiscal 2015 compared to Fiscal 2014

•
The decrease in net investment gains of $344 from Fiscal 2014 to Fiscal 2015 was primarily due to a decline in net realized and unrealized gains on certain derivative instruments. See table below for primary drivers of this decline. Also contributing to the year over year decrease were net credit impairment losses of $82 during Fiscal 2015 primarily related to direct and indirect investments in RSH. Comparatively, Fiscal 2014 included net realized gains of $103 primarily related to our tax planning strategy which resulted in the sale of net unrealized built-in gain ("NUBIG") assets sufficient to generate gains to allow for the utilization of capital loss carry forwards.

•
Partially offsetting the decrease in net investment gains on available-for-sale securities and derivative instruments from Fiscal 2014 to Fiscal 2015 was a $134 increase in fair value of reinsurance related embedded derivative. Specifically, the reinsurance related embedded derivative increased $92 during Fiscal 2015 (see above for driver of increase). Comparatively, the reinsurance related embedded derivative decreased $42 in Fiscal 2014 due to a decrease in U.S. Treasury rates during the year and a corresponding increase in the fair value of the FSRCI FWH portfolio.

We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.
The components of the realized and unrealized gains on certain derivative instruments hedging our indexed annuity products are as follows:

	Fiscal Year			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Call Options:
(Losses) gains on option expiration	$(89)	$114	$183	$(203)	$(69)
Change in unrealized gains (losses)	163	(214)	37	377	(251)
Futures contracts:
Gains (losses) on futures contracts expiration	5	(6)	26	11	(32)
Change in unrealized gains (losses)	3	(1)	—	4	(1)
Total net change in fair value	$82	$(107)	$246	$189	$(353)

Change in S&P 500 Index during the period	13%	(3)%	17%

•
Realized gains and losses on certain derivative instruments are directly correlated to the performances of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase. Additionally, the fair value of call options are primarily driven by the underlying performance of the S&P 500 index relative to the S&P index on the policyholder buy dates during each respective year.

•
The increase in certain derivative instruments from Fiscal 2015 to Fiscal 2016 and decrease from Fiscal 2014 to Fiscal 2015 was primarily due to the change in net realized and unrealized gains/(losses) on call options and future contracts during the respective years as well as timing of option purchases and expirations. The S&P 500 Index increased 13% during Fiscal 2016, decreased 3% during Fiscal 2015, and increased 17% during Fiscal 2014 (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).

The average index credits to policyholders were as follows:

	Fiscal Year			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Average Crediting Rate	1%	4%	6%	(3)%	(2)%
S&P 500 Index:
Point-to-point strategy	1%	4%	5%	(3)%	(1)%
Monthly average strategy	1%	4%	5%	(3)%	(1)%
Monthly point-to-point strategy	—%	3%	7%	(3)%	(4)%
3 year high water mark	16%	24%	22%	(8)%	2%

•
The credits for Fiscal 2016, Fiscal 2015 and Fiscal 2014 were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created a decline in crediting rates for the point-to-point, monthly average, and monthly point-to-point strategies in Fiscal 2016, Fiscal 2015 and Fiscal 2014.

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads, participation rates and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits.

Insurance and investment product fees and other
Below is a summary of the major components included in Insurance and investment product fees and other for Fiscal 2016, Fiscal 2015, and Fiscal 2014:

	Fiscal Year			Increase / (Decrease)
Insurance and investment product fees and other:	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Surrender charges	$22	$19	$21	$3	$(2)
Cost of insurance fees and other income	105	70	47	35	23
Total insurance and investment product fees and other	$127	$89	$68	$38	$21

•
Insurance and investment product fees and other consists primarily of the cost of insurance, policy rider fees and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations).

•
The $38 and $21 increases in insurance and investment product fees and other in Fiscal 2015 and Fiscal 2016, respectively, were primarily due to increases in rider fees on FIA policies and in cost of insurance ("COI") charges on IUL policies. Specifically, guaranteed minimum withdrawal benefit ("GMWB") rider fees increased $11 from Fiscal 2014 to Fiscal 2015 and $18 from Fiscal 2015 to Fiscal 2016 as a result of steady FIA sales over the past two years, which is partially offset by a corresponding increase in income rider reserves (included in Benefits and other changes in policy reserves). GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year. Thus, FIA sales and growth of benefit base in Fiscal 2015 and 2016 resulted in higher fee income due to policyholder anniversary dates in both periods. The COI charges on IUL policies also increased $10 and $15 during Fiscal 2015 and Fiscal 2016, respectively, due to growth in life sales over the past two years.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for Fiscal 2016, Fiscal 2015, and Fiscal 2014:

	Fiscal Year			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
FIA market value option liability change	$174	$(219)	$57	$393	$(276)
FIA present value future credits & guarantee liability change	96	101	(20)	(5)	121
Index credits, interest credited & bonuses	316	524	596	(208)	(72)
Annuity payments	164	176	188	(12)	(12)
Other policy benefits and reserve movements	41	(4)	(33)	45	29
Total benefits and other changes in policy reserves	$791	$578	$788	$213	$(210)

•
The FIA market value option liability change increased $174 during Fiscal 2016, decreased $219 during Fiscal 2015 and increased $57 during Fiscal 2014, respectively. The increase of $393 from Fiscal 2015 to Fiscal 2016 and decrease of $276 from Fiscal 2014 to Fiscal 2015 was driven by the corresponding change in fair value of FIA options during the respective periods. In general, a decrease or increase in market value of derivative assets hedging FIA index credits will result in a corresponding decrease or increase in the market value option liability, respectively. See table above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•
The FIA present value of future credits and guarantee liability increased $96 and $101 during Fiscal 2016 and Fiscal 2015, respectively, and decreased $20 during Fiscal 2014. The decrease in longer duration risk free rates year over year increased reserves by $97 and $83 during Fiscal 2016 and Fiscal 2015, respectively. Additionally, the reserve increase for Fiscal 2016 and 2015 included increases of $22 and $18, respectively, related to annual surrender assumption update which impacted the FIA embedded derivative reserve calculation. Comparatively, in Fiscal 2014 longer duration risk free rates increased resulting in a $13 decrease in reserves and the annual assumption update resulted in an additional reserve decrease of $4.

•
Index credits, interest credited & bonuses decreased $208 from Fiscal 2015 to Fiscal 2016 and decreased $72 from Fiscal 2014 to Fiscal 2015. The year over year decreases from Fiscal 2015 to Fiscal 2016 and Fiscal 2014 to Fiscal 2015 were primarily due to lower index credits on FIA policies reflecting the unfavorable performance of the S&P 500 Index relative to the S&P 500 Index level on the policyholder buy dates and related decrease in realized gains from options and futures which fund FIA index credits. Fixed interest credits remained in line with historical experience in Fiscal 2016, 2015 and 2014.

•
Other policy benefits and reserve movements increased $45 from Fiscal 2015 to Fiscal 2016 and $29 from Fiscal 2014 to Fiscal 2015. The increase from Fiscal 2015 to Fiscal 2016 was primarily due to an increase in GMWB reserves in the current year due to continued growth in FIA policies with the rider, as well as an increase in life contingent immediate annuity reserves due to increased annuitizations during Fiscal 2016. The reserve increase from Fiscal 2014 to Fiscal 2015 was primarily due to unfavorable mortality experience on life contingent immediate annuity policies during Fiscal 2015. Upon a death, we release the reserve established for the expected remaining benefits which are based on assumptions for mortality among other things. We experience favorable or unfavorable reserve changes to the extent the actual deaths in the period are higher or lower than expected.

Acquisition and operating expenses, net of deferrals
Below is a summary of the major components included in acquisition and operating expenses, net of deferrals for Fiscal 2016, Fiscal 2015, and Fiscal 2014:

	Fiscal Year			Increase / (Decrease)
Acquisition and operating expenses, net of deferrals:	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
General expenses	$107	$106	$100	$1	$6
Acquisition expenses	325	298	219	27	79
Deferred acquisition costs	(313)	(291)	(217)	(22)	(74)
Total acquisition and operating expenses, net of deferrals	$119	$113	$102	$6	$11

•
The increase in Acquisition and operating expenses, net of deferrals, during Fiscal 2016 compared to Fiscal 2015 reflects an increase in general expenses related to employee headcount growth, nearly offset by lower long term incentive plan costs year over year. Gross acquisition expenses increased $27 from Fiscal 2016 compared to Fiscal 2015 due to higher commissions driven by increased MYGA and IUL sales. This increase was partially offset by a corresponding increase in deferrals of $22.

•
Acquisition and operating expenses, net of deferrals increased during Fiscal 2015 compared to Fiscal 2014 as a result of higher general expenses associated with our strategic review and legacy incentive compensation plans as well as higher non-deferred acquisition expenses primarily due to FIA and IUL sales growth year over year.

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for Fiscal 2016, Fiscal 2015, and Fiscal 2014:

	Fiscal Year			Increase / (Decrease)
Amortization of intangibles related to:	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Unlocking	$(27)	$(23)	$(25)	$(4)	$2
Interest	(45)	(34)	(29)	(11)	(5)
Amortization	126	121	143	5	(22)
Total amortization of intangibles	$54	$64	$89	$(10)	$(25)

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Fiscal 2016 results included $27 of favorable unlocking primarily from equity market fluctuations and aforementioned annual assumption updates. Comparatively, net VOBA and DAC amortization expense during Fiscal 2015 included $23 of favorable unlocking primarily due to annual assumption updates. The year over year increase in amortization of $5 was primarily due to higher actual gross profits ("AGPs") on the DAC lines of business (LOBs), excluding the impact of the reinsurance related embedded derivative. The year over year increase in AGPs during 2016 was primarily driven by an increase in net investment income (see net investment income discussion above) and lower net losses on available for sale securities (see net investment gain/(loss) discussion above), partially offset by an increase in FIA reserves due to market movements in risk free rates (see benefit and reserve discussion above). Interest increased year-over-year due to continued growth of our in force book of business.

•
Fiscal 2015 results included favorable unlocking and amortization adjustments of $23 primarily related to annual assumption updates made during the fourth quarter. Also contributing to the year over year decrease was lower overall gross margins in Fiscal 2015 primarily due to the year over year decrease in net investment gains (losses), excluding the impact of the reinsurance related embedded derivative, as discussed above. Partially offsetting these decreases was a year over year increase in amortization resulting from a reinsurance related embedded derivative gain of $92 in Fiscal 2015 compared to a loss of $42 in Fiscal 2014.

Other items affecting net income
Interest expense
Interest expense for Fiscal 2016 was $22 compared to expense of $24 for Fiscal 2015. The interest expense reflects interest incurred on the $300 of outstanding 6.375% senior notes (the "Senior Notes") issued by FGLH in March 2013. The outstanding Senior Notes pay interest semi-annually at a coupon rate of 6.375%. The year over year decrease from Fiscal 2015 to Fiscal 2016 was due to the amortization of capitalized debt issuance costs related to the Senior Notes which were fully amortized in March of the current year. Interest expense for Fiscal 2015 was $24, compared to $23 for Fiscal 2014.
Income tax expense
Below is a summary of the major components included in Income tax expense (benefit) for Fiscal 2016, Fiscal 2015, and Fiscal 2014:

	Fiscal Year			Increase / (Decrease)
	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Income before taxes	$153	$182	$189	$(29)	$(7)

Income tax before valuation allowance	125	63	66	62	(3)
Change in valuation allowance	(69)	1	(40)	(70)	41
Income tax	$56	$64	$26	$(8)	$38
Effective rate	37%	35%	14%	2%	21%

•
Income tax expense for Fiscal 2016 was $56, net of a valuation allowance release of $69, compared to income tax expense of $64 for Fiscal 2015, inclusive of valuation allowance expense of $1. The decrease in income tax expense of $8 from Fiscal 2015 to Fiscal 2016 was primarily due to a decrease in pre-tax income of $29 year over year. The valuation allowance release for Fiscal 2016 is related to the removal of the valuation allowance against life company capital loss deferred tax assets that expired and were written off in the first quarter of 2016, and therefore had no net impact to the overall tax expense.

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

In assessing the recoverability of our deferred tax assets, we regularly consider the guidance outlined within Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. The guidance requires an assessment of both positive and negative evidence in determining the realizability of deferred tax assets. A valuation allowance is required to reduce our deferred tax asset to an amount that is more likely than not to be realized. In determining the net deferred tax asset and valuation allowance, we are required to make judgments and estimates related to projections of future profitability. These judgments include the following: the timing and extent of the utilization of net operating loss carry-forwards, the reversals of temporary differences, and tax planning strategies. We have recorded a partial valuation allowance of $51 against our gross deferred tax asset of $648 as of September 30, 2016.
We maintain a valuation allowance against the deferred tax assets of our non-life insurance company subsidiaries. Our non-life insurance company subsidiaries have a history of losses and insufficient sources of future income in order to recognize any portion of their deferred tax assets. The remaining unutilized capital loss carryforwards of our life companies expired on December 31, 2015. The deferred tax assets and valuation allowance associated with those carryforwards were written off at December 31, 2015. As of September 30, 2016, there is no valuation allowance placed against the deferred tax assets of the life companies.
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

AOI
The table below shows the adjustments made to reconcile net income to our AOI:

	Fiscal Year			Increase / (Decrease)
Reconciliation from Net Income to AOI:	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Net income	$97	$118	$163	$(21)	$(45)
Adjustments to arrive at AOI:
Effect of investment losses (gains), net of offsets	9	13	(85)	(4)	98
Effect of change in FIA embedded derivative discount rate, net of offsets	54	56	8	(2)	48
Effect of change in fair value of reinsurance related embedded derivative, net of offsets	37	(69)	34	106	(103)
Effects of class action litigation reserves, net of offsets	—	(1)	2	1	(3)
Tax impact of adjusting items	(35)	1	14	(36)	(13)
AOI	$162	$118	$136	$44	$(18)

•
AOI increased $44 from $118 to $162 in Fiscal 2016. The current year results included approximately $17 of net favorable adjustments related to lower DAC amortization and reserve changes, primarily due to equity market fluctuations and annual assumption updates; $7 of net favorable performance in the immediate annuity product line and other reserve movements; and $6 of bond prepayment income. Partially offsetting these favorable items was $4 of expenses related to merger transaction costs and $2 of stock compensation expense related to our Performance Restricted Stock Units which were reclassified from an equity plan to a liability plan in the fourth quarter of 2016 (refer to “Note 10 Stock Compensation” of our audited Consolidated Financial Statements for additional details). Comparatively, Fiscal 2015 AOI included approximately $16 of net favorable adjustments, primarily related to annual actuarial assumption review and prepayment income; partially offset by net unfavorable adjustments of approximately $14 primarily related to mortality experience on life contingent immediate annuity polices as well as legacy incentive compensation and strategic review related expenses.

•
AOI decreased $18 from $136 for Fiscal 2014 to $118 in Fiscal 2015. Fiscal 2015 AOI included approximately $16 of net favorable adjustments, primarily related to annual actuarial assumption review and prepayment income; partially offset by net unfavorable adjustments of approximately $14 primarily related to mortality experience on life contingent immediate annuity polices as well as legacy incentive compensation and strategic review related expenses. Comparatively, Fiscal 2014 included $46 of net favorable items primarily related to tax benefits.

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
As of both September 30, 2016 and 2015, the fair value of our investment portfolio was approximately $21 billion and $19 billion, respectively, and was divided among the following asset class and sectors:

	September 30, 2016		September 30, 2015
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$243	1%	$244	1%
United States Government sponsored entities	115	1%	137	1%
United States municipalities, states and territories	1,717	8%	1,608	8%
Corporate securities:
Finance, insurance and real estate	5,463	26%	4,446	23%
Manufacturing, construction and mining	863	4%	772	4%
Utilities, energy and related sectors	1,881	9%	1,849	10%
Wholesale/retail trade	1,277	6%	1,027	5%
Services, media and other	1,856	9%	1,436	8%
Hybrid securities	1,386	7%	1,214	6%
Non-agency residential mortgage backed securities	1,247	6%	2,025	11%
Commercial mortgage backed securities	864	4%	882	5%
Asset backed securities	2,499	12%	2,106	11%
Total fixed maturity available for sale securities	19,411	93%	17,746	93%
Equity securities (a)	683	3%	620	3%
Commercial mortgage loans	614	3%	490	3%
Other (primarily derivatives and loan participations)	334	1%	235	1%
Total investments	$21,042	100%	$19,091	100%
(a) Includes investment grade non-redeemable preferred stocks ($577 and $523, respectively) and Federal Home Loan Bank of Atlanta common stock ($40 and $35, respectively).
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

As of September 30, 2016 and 2015, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $19 billion and $18 billion, respectively. The following table summarizes the credit quality, by Nationally Recognized Statistical Ratings Organization ("NRSRO") rating, of our fixed income portfolio:

	September 30, 2016		September 30, 2015
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,509	8%	$1,633	9%
AA	1,933	10%	1,930	11%
A	5,126	27%	4,141	23%
BBB	8,404	43%	7,242	41%
BB (a)	1,017	5%	720	4%
B and below (b)	1,422	7%	2,080	12%
Total	$19,411	100%	$17,746	100%
(a) Includes $67 and $66 at September 30, 2016 and 2015, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners ("NAIC") 1 designation.
(b) Includes $1,047 and $1,788 at September 30, 2016 and 2015, respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of both September 30, 2016 and 2015, included in our fixed maturity AFS securities portfolio are the collateral assets of the funds withheld coinsurance agreement with FSRCI of approximately $1 billion. The following table summarizes the credit quality, by NRSRO rating, of FSRCI fixed income portfolio:

	September 30, 2016		September 30, 2015
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$90	10%	$88	9%
AA	58	7%	69	7%
A	84	10%	87	9%
BBB	247	28%	293	30%
BB	155	18%	168	17%
B and below	238	27%	273	28%
Total	$872	100%	$978	100%
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
The tables below present our fixed maturity securities by NAIC designation as of September 30, 2016 and 2015:

	September 30, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,052	$10,678	55%
2	7,209	7,534	39%
3	885	866	5%
4	277	255	1%
5	94	75	—%
6	4	3	—%
Total	$18,521	$19,411	100%

	September 30, 2015
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,062	$10,323	58%
2	6,654	6,586	37%
3	603	567	3%
4	238	210	1%
5	65	60	1%
6	—	—	—%
Total	$17,622	$17,746	100%

The tables below present the collateral assets of the funds withheld coinsurance agreement with FSRCI which were included in our fixed maturity securities as of September 30, 2016 and 2015:

	September 30, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$308	$307	35%
2	202	206	24%
3	159	153	17%
4	159	154	18%
5	58	49	6%
6	4	3	—%
Total	$890	$872	100%

	September 30, 2015
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$356	$352	36%
2	282	250	26%
3	170	158	16%
4	205	188	19%
5	34	30	3%
6	—	—	—%
Total	$1,047	$978	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our AFS securities, including the fair value and percent of total AFS securities fair value as of September 30, 2016 and 2015:

	September 30, 2016
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,448	12%
ABS collateralized loan obligation ("CLO")	2,084	10%
Municipal	1,985	10%
Life insurance	1,200	6%
Electric	1,096	5%
Property and casualty insurance	966	5%
Whole loan collateralized mortgage obligation ("CMO")	909	5%
Other financial institutions	825	4%
CMBS	740	4%
Pipelines	480	2%
Total	$12,733	63%

	September 30, 2015
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$1,979	11%
ABS CLO	1,811	10%
Municipal	1,796	10%
Whole loan CMO	1,431	8%
Life insurance	959	5%
CMBS	877	5%
Electric	858	5%
Property and casualty insurance	798	4%
Other financial institutions	694	4%
Pipelines	496	3%
Total	$11,699	65%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2016 and 2015, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2016		September 30, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$261	$263	$156	$158
Due after one year through five years	1,863	1,919	1,801	1,818
Due after five years through ten years	3,233	3,407	2,947	2,948
Due after ten years	7,710	8,346	6,895	6,993
Subtotal	$13,067	$13,935	$11,799	$11,917
Other securities which provide for periodic payments:
Asset-backed securities	$2,528	$2,499	$2,148	$2,106
Commercial-mortgage-backed securities	850	864	878	882
Structured hybrids	749	751	698	679
Residential mortgage-backed securities	1,327	1,362	2,099	2,162
Subtotal	$5,454	$5,476	$5,823	$5,829
Total fixed maturity available-for-sale securities	$18,521	$19,411	$17,622	$17,746
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
The fair value of our investments in subprime and Alt-A RMBS securities was $322 and $717 as of September 30, 2016, respectively, and $522 and $1,240, respectively, as of September 30, 2015.
During the fiscal quarter ended June 30, 2015, we learned of a settlement that we are entitled to receive as a result of our ownership of certain residential mortgage-backed securities that were issued by Countrywide Financial Corporation ("Countrywide"), which was later acquired by Bank of America Corporation. An $18 cash settlement was received in the fiscal quarter ended June 30, 2016 for a majority of the Countrywide securities, and another $2 is expected to be paid in the second fiscal quarter of 2017. Please refer to "Note 4. Investments" to our audited Consolidated Financial Statements for additional details.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of September 30, 2016 and September 30, 2015:

	September 30, 2016		September 30, 2015
NAIC Designation:
1	1,026	99%	1,747	99%
2	2	—%	15	1%
3	4	—%	—	—%
4	7	1%	—	—%
5	—	—%	—	—%
6	—	—%	—	—%
Total	1,039	100%	1,762	100%

NRSRO:
AAA	13	1%	36	2%
AA	8	1%	10	1%
A	47	5%	66	4%
BBB	27	3%	22	1%
BB and below	944	90%	1,629	92%
Total	1,039	100%	1,763	100%

Vintage:
2007	210	20%	449	25%
2006	381	37%	721	41%
2005 and prior	448	43%	593	34%
Total	1,039	100%	1,763	100%
ABS Exposure
As of September 30, 2016, our asset-backed security ("ABS") exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 83% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 17% of total ABS assets, or 2% of total invested assets. As of September 30, 2016, the CLO and non-CLO positions were trading at a net unrealized loss position of $25 and $4, respectively.
The non-CLO exposure as of September 30, 2015 represented 14% of total ABS assets, or 2%, of total invested assets. As of September 30, 2015, the CLO positions were trading at a net unrealized loss position of $43 and non-CLO positions were trading at a net unrealized gain position of $1.

	September 30, 2016		September 30, 2015
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$2,084	83%	$1,811	86%
ABS auto	13	1%	19	1%
ABS home equity	—	—%	7	—%
ABS other	402	16%	269	13%
Total ABS	$2,499	100%	$2,106	100%

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

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A(a)
September 30, 2016
LTV Ratios:
Less than 50%	$158	$18	$1	$177	29%	$181	29%
50% to 60%	189	—	—	189	32%	194	32%
60% to 75%	230	—	—	230	39%	239	39%
Commercial mortgage loans	$577	$18	$1	$596	100%	$614	100%
September 30, 2015
LTV Ratios:
Less than 50%	$115	$—	$11	$126	25%	$125	25%
50% to 60%	161	20	—	181	37%	180	37%
60% to 75%	185	—	—	185	38%	185	38%
Commercial mortgage loans	$461	$20	$11	$492	100%	$490	100%
(a) N/A - Current DSC ratio not available.

As of September 30, 2016, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.14 times, and a weighted average LTV ratio of 55%.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of September 30, 2016 and 2015 were as follows:

	September 30, 2016
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$—	$—	$—
United States Government sponsored agencies	29	30	(1)	29
United States municipalities, states and territories	18	111	(4)	107
Corporate securities:
Finance, insurance and real estate	56	349	(16)	333
Manufacturing, construction and mining	29	224	(31)	193
Utilities, energy and related sectors	72	444	(47)	397
Wholesale/retail trade	32	181	(7)	174
Services, media and other	60	378	(31)	347
Hybrid securities	29	500	(47)	453
Non-agency residential mortgage backed securities	141	612	(27)	585
Commercial mortgage backed securities	46	235	(9)	226
Asset backed securities	211	1,765	(45)	1,720
Total fixed maturity available for sale securities	725	4,829	(265)	4,564
Equity securities	11	130	(4)	126
Total	736	$4,959	$(269)	$4,690

	September 30, 2015
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government sponsored agencies	21	$31	$—	$31
United States municipalities, states and territories	60	427	(15)	412
Corporate securities:
Finance, insurance and real estate	129	1,136	(52)	1,084
Manufacturing, construction and mining	77	588	(105)	483
Utilities, energy and related sectors	151	997	(96)	901
Wholesale/retail trade	94	399	(26)	373
Services, media and other	126	904	(75)	829
Hybrid securities	46	672	(42)	630
Non-agency residential mortgage backed securities	135	712	(26)	686
Commercial mortgage backed securities	50	405	(10)	395
Asset backed securities	197	1,696	(47)	1,649
Total fixed maturity available for sale securities	1086	7,967	(494)	7,473
Equity securities	22	147	(4)	143
Total	1,108	$8,114	$(498)	$7,616
The gross unrealized loss position on the available-for-sale fixed and equity portfolio as of September 30, 2016, was $269, an improvement of $229 from $498 as of September 30, 2015. Most components of the portfolio showed improvement as the combination of lower interest rates, improved commodity prices and thus, tighter credit spreads, contributed to higher bond prices. The total book value of all securities in an unrealized loss position was reduced by 39%, to $4,959 from $8,114, with the average market value/book value of this group showing modest improvement to 95% from 94%. In aggregate, corporate bonds represented 49% of the total unrealized loss position, down from 71% as of September 30, 2015.

Our municipal bond exposure is a combination of general obligation bonds (fair value of $336 and an amortized cost of $292 as of September 30, 2016) and special revenue bonds (fair value of $1,381 and amortized cost of $1,223 as of September 30, 2016).
Across all municipal bonds, the largest issuer represented 7% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 97% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2016 and 2015, were as follows:

	September 30, 2016				September 30, 2015
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	35	$279	$200	$(79)
Six months or more and less than twelve months	—	—	—	—	2	31	18	(13)
Twelve months or greater	6	125	96	(29)	—	—	—	—
Total investment grade	6	125	96	(29)	37	310	218	(92)

Below investment grade:
Less than six months	—	—	—	—	29	126	84	(42)
Six months or more and less than twelve months	3	9	7	(2)	—	—	—	—
Twelve months or greater	23	142	80	(62)	1	—	—	—
Total below investment grade	26	151	87	(64)	30	126	84	(42)
Total	32	$276	$183	$(93)	67	$436	$302	$(134)
OTTI and Watch List
We have a policy and process in place to identify securities in our investment portfolio each quarter for which we should recognize impairments.
At each balance sheet date, we identify invested assets which have characteristics that create uncertainty as to our future assessment of an OTTI (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, we review not only a change in current price relative to the asset's amortized cost, but also the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically, for corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. On a quarterly basis, we review structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential OTTI and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. At September 30, 2016 and 2015, our watch list included 35 and 70 securities, respectively, in an unrealized loss position with an amortized cost of $276 and $436, unrealized losses of $93 and $134, and a fair value of $183 and $302, respectively. As part of the cash flow testing analysis, we evaluated each of these securities to assess the following:
•whether the issuer is currently meeting its financial obligations
•its ability to continue to meet these obligations
•its existing cash available
•its access to additional available capital
•any expense management actions the issuer has taken; and
•whether the issuer has the ability and willingness to sell non-core assets to generate liquidity

Based on our analysis, these securities demonstrated that the September 30, 2016 and 2015 carrying values were fully recoverable.
There were 8 and 5 structured securities with a fair value of $6 and $3, respectively, on the watch list to which we had potential credit exposure as of September 30, 2016 and 2015. Our analysis of these structured securities, which included cash flow testing results, demonstrated the September 30, 2016 and 2015 values were fully recoverable.The September 30, 2016 fair value of $6 includes OTTI of $0 taken on one of the structured securities with a fair value of $5 due to a perceived break in cash flows.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of September 30, 2016 and 2015.
As of September 30, 2016 and September 30, 2015, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2016, refer to "Note 4. Investments", to our audited Consolidated Financial Statements.
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

Liquidity and Capital Resources
Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums, fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided cash of $365, $35 and $174 in 2016, 2015 and 2014, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL. As a holding company with no operations of its own, FGL derives its cash primarily from its insurance subsidiaries and FGLH, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through FGLH to FGL.

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
Discussion of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (dollars in millions):

	Fiscal Year			Increase / (Decrease)
Cash provided by (used in):	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Operating activities	$365	$35	$174	$330	$(139)
Investing activities	(1,186)	(1,024)	(1,659)	(162)	635
Financing activities	1,183	915	857	268	58
Net increase (decrease) in cash & cash equivalents	$362	$(74)	$(628)	$436	$554
Operating Activities
Cash provided by operating activities totaled $365 for Fiscal 2016 as compared to cash provided by operating activities of $35 for Fiscal 2015. The $330 improvement was principally due to an increase of $239 in cash and short-term collateral from our derivative counterparties, and a $79 increase of investment income receipts period over period.
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
Investing Activities
Cash used in investing activities was $1,186 for Fiscal 2016, as compared to cash used in investing activities of $1,024 for Fiscal 2015. The $162 increase in cash used in investing activities is principally due to a $127 increase in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.

Cash used in investing activities was $1,024 for Fiscal 2015, as compared to cash used of $1,659 for Fiscal 2014. The $635 decrease in cash used in investing activities is principally due to a $604 decrease in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.
Financing Activities
Cash provided by financing activities was $1,183 for Fiscal 2016 compared to cash provided by financing activities of $915 for Fiscal 2015. The $268 increase in cash provided by financing activities was primarily related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments and a $100 increase in cash due to a draw on a revolving credit facility.
Cash provided by financing activities was $915 for Fiscal 2015 as compared to cash provided by financing activities of $857 for Fiscal 2014. The $58 increase in cash provided by financing activities was primarily related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments. Additionally, dividends paid decreased $40 primarily due to dividends paid to our parent company, HRG, in Fiscal 2014. During Fiscal 2014, there were net cash proceeds of $176 from the issuance of common stock in connection with our IPO, which offset the overall period over period cash increase.

Sources of Cash Flow
Dividends from Insurance Subsidiaries, Statutory Capital and Risk-Based Capital

The Company’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2015, in accordance with applicable dividend restrictions, the Company’s subsidiaries could pay “ordinary” dividends of $124 to FGLH in 2016, less any dividends paid during the immediately preceding 12 month period. The Company did not declare or pay any dividends to FGLH during the 12 month period ended September 30, 2016. Therefore, FGL Insurance is able to declare an ordinary dividend up to $124 with respect to its 2015 statutory results, subject to management’s discretion.
FGL Insurance and FGL NY Insurance are subject to minimum RBC requirements established by the insurance departments of their applicable state of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances and levels of premium activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC, as defined by the NAIC, to RBC requirements, as defined by the NAIC. FGL Insurance and FGL NY Insurance exceeded the minimum RBC requirements that would require regulatory or corrective action for all periods presented herein. RBC is an important factor in the determination of the financial strength ratings of FGL Insurance.
FGL Insurance and FGL NY Insurance are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile of the respective insurance subsidiary. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus.

Statutory capital and surplus of FGL Insurance and our other insurance subsidiaries is as follows for the periods presented:

(dollars in millions)	As of September 30, 2016	As of September 30, 2015
Subsidiary Name:
Fidelity & Guaranty Life Insurance Company	$1,320	$1,224
Fidelity & Guaranty Life Insurance Company of New York	62	64
Raven Reinsurance Company	210	196
We monitor the ratio of our insurance subsidiaries’ TAC to company action level risk-based capital (“CAL”). A ratio in excess of either (i) 100% or (ii) 150% if there is a negative trend, indicates that the insurance subsidiary is not required to take any corrective actions to increase capital levels at the direction of the applicable state of domicile.
The ratio of TAC to CAL for FGL Insurance and FGL NY Insurance is set out below for the periods presented:

	As of September 30, 2016			As of September 30, 2015
(dollars in millions)	CAL	TAC	Ratio	CAL	TAC	Ratio
Fidelity & Guaranty Life Insurance Company	$345	$1,436	417%	$337	$1,337	397%
Fidelity & Guaranty Life Insurance Company of New York	10	66	694%	10	68	709%

Debt
In March 2013, FGLH issued $300 aggregate principal amount of 6.375% Senior Notes due April 1, 2021, at par value pursuant to the indenture, dated as of March 27, 2013, between FGLH, certain of its subsidiaries from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), and the first supplemental indenture dated as of March 27, 2013, between FGLH, certain of its subsidiaries from time to time parties thereto and the Trustee. The Senior Notes bear interest at a rate of 6.375% per annum. Interest on the Senior Notes is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing October 1, 2013. As of September 30, 2016, FGLH had outstanding approximately $300 aggregate principal amount of the Senior Notes.
As of August 26, 2014, FGLH, as borrower, and the Company as guarantor, entered into a three-year $150 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes. On September 30, 2016, the Company drew $100 on the revolver and the total drawn as of September 30, 2016 was $100. Various financing options are available within the credit facility, including overnight and term based borrowing.  In each case, a margin is ascribed based on the Debt to Capitalization ratio of the Company. As of September 30, 2016, the interest rate was equal to 5.5%.
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
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of September 30, 2016 and 2015, we had $584 and $482 in non-putable funding agreements, respectively, included under contract owner account balances on our consolidated balance sheet. As of September 30, 2016 and 2015, we had assets with a market value of approximately $649 and $524, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our consolidated balance sheets.
Collateral-Derivative Contracts
Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of September 30, 2016 and 2015, $128 and $7 collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

Uses of Cash Flow
Contractual Obligations
The following table summarizes, as of September 30, 2016, our contractual obligations that were fixed and determinable and the payments due under those obligations in the following periods.

	Payment Due by Fiscal Period (b)
(dollars in millions)	Total	2017	2018 and 2019	2020 and 2021	After 2021
Annuity and universal life products (a)	$29,781	$2,224	$4,391	$3,974	$19,192
Operating leases	8	2	4	3	—
Debt	300	—	—	300	—
Revolving credit facility	100	100	—	—	—
Interest expense	95	19	38	38	—
Total	$30,284	$2,345	$4,433	$4,315	$19,192

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

In Fiscal 2016, four equal dividend payments of $4 were paid to shareholders outstanding during December 2015, March 2016, May 2016, and August 2016. In Fiscal 2015,four equal dividend payments of $4 were paid to shareholders outstanding during December 2014, March 2015, May 2015, and August 2015. Fiscal 2014 dividends consisted of a special dividend paid to HRG in December 2013 at the time of the Company's IPO, and three dividends paid to shareholders during March 2014, May 2014, and August 2014. We intend to continue to pay cash dividends on such shares so long as we have sufficient capital and/or future earnings to do so, while retaining most of our future earnings, if any, for use in our operations and the expansion of our business.

On September 2, 2014, the Company’s Board of Directors authorized the repurchase of up to 500 thousand shares of the Company’s outstanding shares of common stock over the next twelve months. As of September 30, 2016, the share repurchase program has been completed and a total of 537 thousand shares of common stock have been repurchased at cost for a total cost of $12, which are held in treasury, of which 500 thousand shares were pursuant to the repurchase program and 37 thousand shares were acquired to satisfy employee income tax withholding pursuant to the Company’s stock compensation plan.
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
As of August 26, 2014 FGLH, a wholly owned subsidiary of FGL, as borrower, and the Company as guarantor, entered into a three-year $150 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes. On September 30, 2016, the Company drew $100 on the revolver and the total drawn as of September 30, 2016 was $100.

During the third quarter of Fiscal 2015, we made two investments that required us to execute commitments for additional future investment. The Company committed to fund a $75 investment in a business development company over a four year period, and has funded $42 as of September 30, 2016, resulting in a $33 remaining commitment as of September 30, 2016. Additionally, the Company committed to fund a $35 investment in a limited partnership fund over three years, $13 of which was funded as of September 30, 2016, resulting in a $22 remaining commitment as of September 30, 2016. Please refer to "Note 4. Investments" to our audited Condensed Consolidated Financial Statements for additional details on these new investments and "Note 12. Commitments and Contingencies" to our audited Condensed Consolidated Financial Statements for additional details of these unfunded commitments.

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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, common stocks and the collateral assets of the funds withheld coinsurance agreement with FSRCI as of September 30, 2016, is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$7,956	41%
5-9	5,728	30%
10-14	4,468	23%
15-19	1,148	6%
20-25	8	—%
Total	$19,308	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $19 billion and $18 billion at September 30, 2016 and 2015, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In connection with the use of call options, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst five different approved counterparties to limit the concentration in one counterparty. Our policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the Iowa Code. The internal credit department reviews the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See "Note 5. Derivatives" to our audited Consolidated Financial Statements for additional information regarding our exposure to credit loss.
Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

(dollars in millions)		September 30, 2016				September 30, 2015
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,302	$55	$10	$45	$2,233	$16	$—	$16
Deutsche Bank	*/Baa3/BBB+	1,620	46	12	34	2,482	26	—	26
Morgan Stanley	*/A1/A	2,952	87	58	29	4,086	35	7	28
Barclay's Bank	*/A2/A-	1,389	39	—	39	392	4	—	4
Canadian Imperial Bank of Commerce	AA-/A3/A+	1,623	49	48	1	—	—	—	—
Total		$9,886	$276	$128	$148	$9,193	$81	$7	$74
(a) An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of September 30, 2016:

(dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reinsurance	$1,523	A	Not Rated	Not Rated
Front Street Re	1,120	Not Rated	Not Rated	Not Rated
Scottish Re	153	Not Rated	Not Rated	Not Rated
Security Life of Denver	143	A	A	A2
London Life	104	A	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of September 30, 2016 that would require an allowance for uncollectible amounts.

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
To economically hedge the equity returns on these products, we purchase derivatives to hedge the FIA equity exposure. The primary way we hedge FIA equity exposure is to purchase over the counter equity index call options from broker-dealer derivative counterparties approved by our internal credit department. The second way to hedge FIA equity exposure is by purchasing exchange traded equity index futures contracts. Our hedging strategy enables us to reduce our overall hedging costs and achieve a high correlation of returns on the call options purchased relative to the index credits earned by the FIA contractholders. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. These hedge programs are limited to the current policy term of the FIA contracts, based on current participation rates. Future returns, which may be reflected in FIA contracts’ credited rates beyond the current policy term, are not hedged. We attempt to manage the costs of these purchases through the terms of our FIA contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums that must be maintained.
The derivatives are used to fund the FIA contract index credits and the cost of the call options purchased is treated as a component of spread earnings. While the FIA hedging program does not explicitly hedge GAAP income volatility, the FIA hedging program tends to mitigate a significant portion of the GAAP reserve changes associated with movements in the equity market and risk-free rates. This is due to the fact that a key component in the calculation of GAAP reserves is the market valuation of the current term embedded derivative. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a reasonable match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges which are put in place are only intended to cover exposures expected to remain until the end of an indexing term. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, we incur a hedging loss.
See "Note 5. Derivatives" to our audited Consolidated Financial Statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For Fiscal 2016, the annual index credits to policyholders on their anniversaries were $88. Proceeds received at expiration on options related to such credits were $80. This shortfall is funded by our net investment spread earnings and futures income.
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
If interest rates were to increase 100 basis points from levels at September 30, 2016, the estimated fair value of our fixed maturity securities would decrease by approximately $1,285 of which $47 relates to the FSRCI funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the FSRCI funds withheld assets and be reflected in the Company’s Consolidated Statement of Operations. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 35% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $547 in AOCI and a decrease of $525 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at September 30, 2016, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $201.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $68, our call option investments to decrease by approximately $9 based on equity positions and our FIA embedded derivative liability to decrease by approximately $27 as of September 30, 2016. Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.
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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the CEO and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
The Company's management, under the supervision of and with the participation of the CEO and CFO, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2016 based on criteria for effective control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this assessment the Company's management concluded that its internal control over financial reporting was effective as of September 30, 2016 in accordance with the COSO criteria. The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, which is included herein.
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2016. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors
Information regarding Directors of the Company is incorporated by reference from the discussion under the headings “Proposal 1 - Election of Directors”, “Directors”, “Nominees for Election as Directors” and “Continuing Directors” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after September 30, 2016 (the “2017 Proxy Statement”).
Executive Officers
Information regarding Executive Officers of the Company is incorporated by reference from the discussion under the heading “Executive Officers” in the Company’s 2017 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2017 Proxy Statement.
Code of Ethics
Information regarding the Company’s Code of Conduct and Ethics is incorporated by reference from the discussion under the heading “Corporate Governance Guidelines and Code of Ethics and Business Conduct” in the Company’s 2017 Proxy Statement.
Director Nominations
Information regarding material changes, if any, to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors is incorporated by reference from the discussion under the heading “Proposal 1 - Election of Directors” in the Company’s 2017 Proxy Statement.
Audit Committee and Audit Committee Financial Expert
Information regarding the Company’s Audit Committee and Audit Committee Financial Expert is incorporated by reference from the discussion under the headings “Information About Committees of Our Board, Audit Committee” and “Audit Committee Report” in the Company’s 2017 Proxy Statement.

Item 11. Executive Compensation
Information regarding executive compensation and other related disclosures required by this Item are incorporated by reference from the discussion under the headings “Compensation Discussion and Analysis”, “Compensation and Benefits”, “Compensation Committee Report”, “Executive Compensation”, “Director Compensation”, and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on the securities authorized for issuance under the Company’s compensation plans (including any individual compensation arrangements) is incorporated by reference from the discussion under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2017 Proxy Statement.
Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning transactions with related persons and the review, approval or ratification thereof is incorporated by reference from the discussion under the heading “Certain Relationships and Related Party Transactions” in the Company’s 2017 Proxy Statement.
Information concerning director independence is incorporated by reference from the discussion under the heading “Directors Independence” in the Company’s 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services
Information concerning the fees for professional services rendered by the Company’s registered public accounting firm and the pre-approval policies and procedures of the Company’s Audit Committee is incorporated by reference from the discussion under the heading “Principal Accountant Fees and Services” in the Company’s 2017 Proxy Statement.

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

2.1
Agreement and Plan of Merger, dated as of November 8, 2015, by and among Anbang Insurance Group Co., Ltd., AB Infinity Holding, Inc., AB Merger Sub, Inc., and Fidelity & Guaranty Life (incorporated by reference to our Form 8-K, filed on November 9, 2015 (File No. 001-36227)).

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

10.7	Form of Director Indemnification Agreement (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880)).
10.8	Fidelity & Guaranty Life Employee Incentive Plan (incorporated by reference to our Registration Statement on Form S-1/A, filed on October 17, 2013 (File No. 333-190880)).
10.9	Fidelity & Guaranty Life 2013 Stock Incentive Plan, as Amended (incorporated by reference to Annex A of our Proxy Statement on Schedule 14A, filed on December 30, 2014 (File No. 001-36227)).
10.10	Form of Fidelity & Guaranty Life 2013 Non-Statutory Stock Option Agreement (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880)).

10.11	Form of Fidelity & Guaranty Life 2013 Restricted Stock Agreement (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880)).
10.12	Form of Fidelity & Guaranty Life Performance RSU Grant Agreement (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880)).
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

FIDELITY & GUARANTY LIFE (Registrant)

Date:	November 21, 2016	By:	/s/ Dennis R. Vigneau
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

Signature	Title	Date

/s/ Christopher J. Littlefield
Christopher J. Littlefield	Chief Executive Officer and Director (Principal Executive Officer)	November 21, 2016
/s/ Dennis R. Vigneau
Dennis R. Vigneau	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 21, 2016
/s/ Joseph S. Steinberg
Joseph S. Steinberg	Chairman	November 21, 2016
/s/ Omar M. Asali
Omar M. Asali	Director	November 21, 2016
/s/ William J. Bawden
William J. Bawden	Director	November 21, 2016
/s/ James M. Benson
James M. Benson	Director	November 21, 2016
/s/ William P. Melchionni
William P. Melchionni	Director	November 21, 2016
/s/ John H. Tweedie
John H. Tweedie	Director	November 21, 2016
/s/ Thomas A. Williams
Thomas A. Williams	Director	November 21, 2016

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Fidelity & Guaranty Life:
We have audited the accompanying consolidated balance sheets of Fidelity & Guaranty Life and subsidiaries (the Company) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules I to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity & Guaranty Life and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity & Guaranty Life’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 21, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Baltimore, Maryland
November 21, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Fidelity & Guaranty Life:
We have audited Fidelity & Guaranty Life’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fidelity & Guaranty Life’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Fidelity & Guaranty Life maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity & Guaranty Life and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016, and our report dated November 21, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Baltimore, Maryland
November 21, 2016

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2016	September 30, 2015

ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: September 30, 2016 - $18,521; September 30, 2015 - $17,622)	$19,411	$17,746
Equity securities, available-for-sale, at fair value (amortized cost: September 30, 2016 - $640; September 30, 2015 - $597)	683	620
Derivative investments	276	82
Commercial mortgage loans	595	491
Other invested assets	60	155
Total investments	21,025	19,094
Related party loans	71	78
Cash and cash equivalents	864	502
Accrued investment income	214	191
Reinsurance recoverable	3,464	3,579
Intangibles, net	1,026	988
Deferred tax assets	—	228
Other assets	371	265
Total assets	$27,035	$24,925

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$19,251	$17,770
Future policy benefits	3,467	3,468
Funds withheld for reinsurance liabilities	1,172	1,267
Liability for policy and contract claims	55	55
Debt	300	300
Revolving credit facility	100	—
Deferred tax liability	10	—
Other liabilities	746	563
Total liabilities	25,101	23,423

Commitments and contingencies ("Note 12")

Shareholders' equity:
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued at September 30, 2016 and September 30, 2015)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 58,956,127 issued and outstanding at September 30, 2016; 58,870,823 shares issued and outstanding at September 30, 2015)	1	1
Additional paid-in capital	714	714
Retained earnings	792	710
Accumulated other comprehensive income	439	88
Treasury stock, at cost (537,613 shares at September 30, 2016; 512,391 shares at September 30, 2015)	(12)	(11)
Total shareholders' equity	1,934	1,502
Total liabilities and shareholders' equity	$27,035	$24,925

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Year ended September 30,
	2016	2015	2014

Revenues:
Premiums	$70	$58	$56
Net investment income	923	851	760
Net investment gains (losses)	19	(37)	307
Insurance and investment product fees and other	127	89	68
Total revenues	1,139	961	1,191
Benefits and expenses:
Benefits and other changes in policy reserves	791	578	788
Acquisition and operating expenses, net of deferrals	119	113	102
Amortization of intangibles	54	64	89
Total benefits and expenses	964	755	979
Operating income	175	206	212
Interest expense	(22)	(24)	(23)
Income before income taxes	153	182	189
Income tax expense	56	64	26
Net income	$97	$118	$163

Net income per common share - adjusted to reflect stock split:

Basic	$1.67	$2.03	$2.91
Diluted	$1.66	$2.02	$2.90
Weighted average common shares used in computing net income per common share:
Basic	58,275,013	58,117,884	55,969,912
Diluted	58,578,163	58,360,841	56,011,436

Cash dividend per common share	$0.26	$0.26	$1.11

Supplemental disclosures
Total other-than-temporary impairments	$(45)	$(82)	$(1)
Portion of other-than-temporary impairments included in other comprehensive income	(1)	—	—
Net other-than-temporary impairments	(44)	(82)	(1)
Gains (losses) on derivatives and embedded derivatives	33	(8)	206
Other investment gains	30	53	102
Total net investment gains	$19	$(37)	$307

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year ended September 30,
	2016	2015	2014

Net income	$97	$118	$163

Other comprehensive income (loss):
Unrealized investment gains (losses):
Change in unrealized investment gains (losses) before reclassification adjustment	788	(650)	622
Net reclassification adjustment for losses (gains) included in net income	9	29	(101)
Changes in unrealized investment gains (losses) after reclassification adjustment	797	(621)	521
Adjustments to intangible assets	(258)	220	(157)
Changes in deferred income tax asset/liability	(187)	140	(128)
Net unrealized gains (losses) on investments	352	(261)	236
Non-credit related other-than-temporary impairment:
Changes in non-credit related other-than-temporary impairment	(1)	—	—
Net non-credit related other than-temporary impairment	(1)	—	—
Net changes to derive comprehensive income (loss) for the period	351	(261)	236
Comprehensive income (loss), net of tax	$448	$(143)	$399

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance, September 30, 2013	$—	$—	$527	$499	$113	$—	$1,139
Dividends	—	—	—	(55)	—	—	(55)
Stock split	—	1	(1)	—	—	—	—
Proceeds from issuance of common stock, net of transaction fees	—	—	173	—	—	—	173
Net income	—	—	—	163	—	—	163
Unrealized investment gains, net	—	—	—	—	236	—	236
Stock-based compensation	—	—	3	—	—	—	3
Balance, September 30, 2014	$—	$1	$702	$607	$349	$—	$1,659
Treasury shares purchased	—	—	—	—	—	(11)	(11)
Dividends	—	—	—	(15)	—	—	(15)
Net income	—	—	—	118	—	—	118
Unrealized investment losses, net	—	—	—	—	(261)	—	(261)
Common stock issued under employee plans	—	—	2	—	—	—	2
Stock-based compensation	—	—	10	—	—	—	10
Balance, September 30, 2015	$—	$1	$714	$710	$88	$(11)	$1,502
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(15)	—	—	(15)
Net income	—	—	—	97	—	—	97
Unrealized investment gains, net	—	—	—	—	351	—	351
Common stock issued under employee plans	—	—	2	—	—	—	2
Stock-based compensation	—	—	(2)	—	—	—	(2)
Balance, September 30, 2016	$—	$1	$714	$792	$439	$(12)	$1,934

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended September 30,
	2016	2015	2014

Cash flows from operating activities:
Net income	$97	$118	$163
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	8	7	8
Amortization	(40)	(60)	(35)
Deferred income taxes	51	50	(25)
Interest credited/index credits to contractholder account balances	632	420	659
Net recognized (gains) losses on investments and derivatives	(19)	37	(307)
Charges assessed to contractholders for mortality and administration	(103)	(68)	(45)
Deferred policy acquisition costs, net of related amortization	(296)	(253)	(149)
Changes in operating assets and liabilities:
Reinsurance recoverable	(2)	46	(16)
Future policy benefits	(1)	(36)	(53)
Funds withheld from reinsurers	(89)	(62)	(101)
Collateral posted (returned)	111	(128)	64
Other assets and other liabilities	16	(36)	11
Net cash provided by operating activities	365	35	174
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	2,264	4,947	5,084
Proceeds from derivatives instruments and other invested assets	246	439	518
Proceeds from commercial mortgage loans	35	139	17
Cost of available-for-sale investments	(3,359)	(5,746)	(6,775)
Costs of derivatives instruments and other invested assets	(266)	(296)	(367)
Costs of commercial mortgage loans	(99)	(535)	(133)
Related party loans	1	35	6
Capital expenditures	(8)	(7)	(9)
Net cash (used in) investing activities	(1,186)	(1,024)	(1,659)
Cash flows from financing activities:
Treasury stock	(1)	(11)	—
Proceeds from issuance of common stock, net of transaction fees	—	—	176
Common stock issued under employee plans	2	2	—
Debt issuance costs	—	—	(4)
Draw on revolving credit facility	100	—	—
Dividends paid	(15)	(15)	(55)
Contractholder account deposits	2,780	2,503	2,365
Contractholder account withdrawals	(1,683)	(1,564)	(1,625)
Net cash provided by financing activities	1,183	915	857
Change in cash & cash equivalents	362	(74)	(628)
Cash & cash equivalents, beginning of period	502	576	1,204
Cash & cash equivalents, end of period	$864	$502	$576

Supplemental disclosures of cash flow information:
Interest paid	$19	$19	$19
Income taxes paid	$7	$38	$34
Deferred sales inducements	$27	$26	$7

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Nature of Business
Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC (“HFG”)) (“FGL” and, collectively with its subsidiaries, the “Company”) is a subsidiary of HRG Group Inc. (formerly, Harbinger Group Inc. (“HRG”)). HRG is a diversified holding company focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries. FGL and HRG’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbols “FGL” and “HRG,” respectively. In January of 2014, HRG transferred HRG’s ownership interest in FGL common shares to FS Holdco II, Ltd. ("FS Holdco") which is a direct wholly-owned subsidiary of HRG. HRG indirectly holds 47,000 thousand shares of FGL's outstanding common stock, representing an approximate 80% interest at September 30, 2016.
Dollar amounts in the accompanying footnotes are presented in millions, unless otherwise noted.

On November 8, 2015, FGL entered into an Agreement and Plan of Merger ( as amended the “Merger Agreement” and the merger contemplated thereby, the “Merger”), by and among FGL, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a Delaware corporation and a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a Delaware corporation and a newly formed, wholly-owned subsidiary of AB Infinity (“Merger Sub”), which was amended on November 3, 2016, to extend the outside termination date for the completion of the Merger from November 7, 2016 to February 8, 2017.

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

At the effective time of the Merger, each, vested and unvested, FGL option to purchase shares of common stock and restricted shares of common stock will become fully vested and automatically converted into the right to receive a cash payment in an amount pursuant to the Merger Agreement.  In addition, at such time, each, vested and unvested, stock option and restricted stock unit relating to shares of Fidelity & Guaranty Life Holdings, Inc., a subsidiary of FGL (“FGLH”) will become fully vested and automatically converted into the right to receive a cash payment in an amount pursuant to the Merger Agreement, and each dividend equivalent right held in respect of a share of FGLH stock (a “DER”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such DER.

The Merger is subject to closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division, New York Department of Financial Services, Vermont Department of Financial Regulation, China Insurance Regulatory Commission, and the Committee on Foreign Investment in the United States ("CFIUS").

On November 8, 2015, FS Holdco II Ltd., a wholly-owned subsidiary of HRG Group, Inc. and direct holder of 47,000 thousand shares of FGL’s common stock representing approximately 81% of the outstanding shares of FGL’s common stock, delivered a written consent adopting, authorizing, accepting and approving in all respects the Merger Agreement and the transactions contemplated thereby, including the Merger. On November 25, 2015, FGL obtained the requisite approval for the Merger from the Vermont Department of Financial Regulation. On March 14, 2016, FGL received notification from CFIUS that it had concluded all action under Section 721 of the Defense Production Act of 1950, as amended, and determined that there are no unresolved national security concerns with respect to the merger. The parties are not required to file a notification of the Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, due to an available exemption. The adoption of the Merger Agreement by FGL’s shareholders required the affirmative vote or written consent of holders of at least a majority of the outstanding shares of FGL’s common stock.

The Company and Anbang are committed to securing the remaining regulatory approvals and seek to close the Merger as expeditiously as possible, however, the closing of the Merger and the timing thereof is subject to the regulatory review and approval process, none of which can be assured. In the event that the Merger Agreement is terminated, FGL may be required to pay a termination fee to Anbang and its subsidiaries of $51.
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
Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. We currently distribute and service primarily fixed rate annuities, including FIAs. Therefore, we have only one reporting segment that our chief operating decision makers use to manage our business. Premiums and annuity deposits (net of coinsurance), which are not included as revenues (except for traditional premiums) in the accompanying Consolidated Statements of Operations, collected during the years ended September 30, 2016, 2015 and 2014, by product type were as follows:

	Year ended September 30,
Product Type	2016	2015	2014
Fixed indexed annuities	$1,861	$2,185	$1,451
Fixed rate annuities	539	211	708
Single premium immediate annuities	28	16	10
Life insurance (a)	181	163	143
Total	$2,609	$2,575	$2,312

(a)	Life insurance includes Universal Life (“UL”) and traditional life insurance products.
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

(2) Significant Accounting Policies and Practices
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and all other entities in which FGL has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.
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
Net Investment Gains (Losses)
Net investment gains (losses) include realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments ("OTTI") of AFS investments, other invested assets, commercial mortgage loans and related party loans, and gains and losses on derivatives. Realized gains and losses on the sale of investments are determined using the specific identification method.
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

Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuity, FIA and IUL policies include index credits and interest credited to contractholder account balances and benefit claims incurred during the period in excess of contract account balances. Interest crediting rates associated with funds invested in the general account of our insurance subsidiaries during 2014 through 2016 ranged from 0.0% to 6.0% for deferred annuities and FIA's, combined, and 0.0% to 4.5% for IUL's. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the reserve for secondary guarantee benefit payments.
Other changes in policy reserves also include the change in reserves for life insurance products. For traditional life and immediate annuities, policy benefit claims are charged to expense in the period that the claims are incurred.
Stock-Based Compensation
In general, we expense the fair value of stock awards included in our incentive compensation plans. As of the date our stock awards are approved and communicated to the recipients, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to “Additional paid-in capital” in “Shareholders’ equity”. We classify certain stock awards as liabilities. For these awards, the fair value is classified as a liability on our Consolidated Balance Sheets, and the liability is marked-to-market through net income at the end of each reporting period. Stock-based compensation expense is reflected in “Acquisition and operating expenses, net of deferrals” on our Consolidated Statements of Operations. If we modify an award or change our intent to settle an award in equity or cash, we recognize additional compensation expense for the increase in the fair value of the award between the grant date and the date of modification for change in intent and any periods subsequent to the modification, if applicable. As described under "Recent Accounting Pronouncements" in Note 2, the Company early adopted ASU 2016-09 effective October 1, 2015. The adoption of ASU 2016-09 did not have a material effect on the Company's financial statements and related disclosures.
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
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2016, the company held cash equivalents of $465. As of September 30, 2015 there were no cash equivalents.
Investments
Investment Securities
The Company’s investments in fixed maturity and equity securities have been designated as AFS and are carried at fair value with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”), net of associated intangibles “shadow adjustments” (discussed in "Note 7. Intangibles" to the Company’s Consolidated Financial Statements) and deferred income taxes.
Available-for-Sale Securities Other-Than-Temporary Impairments
The Company regularly reviews AFS securities for declines in fair value that it determines to be other-than-temporary. For an equity security, if the Company does not have the ability and intent to hold the security for a sufficient and reasonable period of time to allow for a recovery in value, it concludes that an OTTI has occurred and the cost of the equity security is written down to the current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. When assessing its ability and intent to hold an equity security to recovery, the Company considers, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, business prospects and the overall financial condition of the issuer.
For its available-for-sale securities, the Company generally considers the following in determining whether its unrealized losses are other-than-temporary:

•	The estimated range and period until recovery;

•	Current delinquencies and nonperforming assets of underlying collateral;

•	Expected future default rates;

•	Collateral value by vintage, geographic region, industry concentration or property type;

•	Subordination levels or other credit enhancements as of the balance sheet date as compared to origination; and

•	Contractual and regulatory cash obligations and the issuer's plans to meet such obligations.
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
If the Company intends to sell a fixed maturity available-for-sale security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, the Company will conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations. If the Company does not intend to sell a fixed maturity security or it is more likely than not the Company will not be required to sell a fixed maturity security before recovery of its amortized cost basis and the present value of the cash flows expected to be collected is less than the amortized cost of the security (referred to as the credit loss), an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to “Net investment gains (losses)” in the accompanying Consolidated Statements of Operations, as this amount is deemed the credit loss portion of the OTTI. The remainder of the decline to fair value is recorded in AOCI as unrealized OTTI on available-for-sale securities, as this amount is considered a non-credit (i.e., recoverable) impairment.
When assessing the Company’s intent to sell a fixed maturity security or if it is more likely than not the Company will be required to sell a fixed maturity security before recovery of its cost basis, the Company evaluates facts and circumstances such as, but not limited to, decisions to reposition the Company’s security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing and tax planning strategies. In order to determine the amount of the credit loss for a security, the Company calculates the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows the Company expects to recover. The discount rate is the effective interest rate implicit in the underlying security. The effective interest rate is the original purchased yield or the yield at the date the fixed maturity security was previously impaired.
When evaluating redeemable preferred stocks for OTTI the Company applies the accounting policy described above for fixed maturity securities.  Additionally, the SEC’s staff in the Office of the Chief Accountant issued a letter (SEC OTTI Release) to the Financial Accounting Standards Board (“FASB”) on October 14, 2008, providing clarifying guidance on how to assess impairments of perpetual preferred securities (“PPS”), including perpetual preferred stock.  After consultation with and concurrence of the FASB staff, the SEC staff has concluded that it will not object to an issuer treating a PPS similar to a fixed maturity security in an OTTI evaluation (including an anticipated recovery period), provided there has been no evidence of a deterioration in credit of the issuer.  Consequently, when such criteria is met we apply the OTTI guidance of fixed maturity securities to perpetual preferred stock.
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
The Company includes on the face of the Consolidated Statements of Operations the total OTTI recognized in "Net investment gains (losses)", with an offset for the amount of non-credit impairments recognized in AOCI. The Company discloses the amount of OTTI recognized in AOCI and other disclosures related to OTTI in "Note 4. Investments" to the Company’s Consolidated Financial Statements and the Consolidated Statements of Comprehensive Income (Loss).
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
We establish mortgage loan valuation allowances both on a loan specific basis for those loans considered impaired where a property specific or market specific risk has been identified that could likely result in a future loss, as well as for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified, but for which we expect to incur a loss. Accordingly, a valuation allowance is provided to absorb these estimated probable credit losses. As of September 30, 2016 and 2015, the Company did not identify any specific loans that were impaired.

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
Reinsurance Related Embedded Derivatives
FGL Insurance has a modified coinsurance arrangement with FSRCI, meaning that funds are withheld by FGL Insurance. This arrangement creates an obligation for FGL Insurance to pay FSRCI at a later date, which results in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in “Other assets”, if in a net gain position, or "Other liabilities", if in a net loss position, on the Consolidated Balance Sheets and the related gains or losses are reported in “Net investment gains” on the Consolidated Statements of Operations.
Limited Partnership Investment
Our investment in a limited partnership is included in Other invested assets on our Consolidated Balance Sheets. We account for our investments in the limited partnership using the equity method to determine the carrying value. Income from the limited partnership is included in Net investment income in the accompanying Consolidated Statements of Operations. Recognition of income is delayed due to the availability of the related financial statements, which are obtained from the partnership’s general partner generally on a three-month delay. Management also meets quarterly with the general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income. In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the limited partnership are typically received during the third quarter of each fiscal year. Accordingly, our investment income from the limited partnership investment for any fiscal-year period may not include the complete impact of the change in the underlying net assets for the partnership for that fiscal-year period.
Intangible Assets
The Company’s intangible assets include value of business acquired (“VOBA”), deferred acquisition cost (“DAC”) and deferred sales inducements (“DSI”).
VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition less the amount recorded as insurance contract liabilities. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. DAC represents costs that are related directly to the successful sale of new or renewal insurance contracts, which may be deferred to the extent recoverable. These costs include incremental direct costs of successful contract acquisition, primarily commissions, as well as certain costs related directly to underwriting, policy issuance and processing. DSI represents up front bonus credits and vesting bonuses to policyholder account values, which are accounted for similarly to DAC and are recorded within the DAC asset balance.

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
The carrying amounts of DAC and VOBA are adjusted for the effects of realized and unrealized gains and losses on fixed maturity securities classified as available-for-sale and certain derivatives and embedded derivatives. For investment-type products, the DAC and VOBA assets are adjusted for the impact of unrealized gains (losses) on investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI.
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
Front Street Re (Cayman) Ltd (“FSRCI”)
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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company assesses the recoverability of its deferred tax assets in each reporting period under the guidance outlined within Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. The guidance requires an assessment of both positive and negative evidence in determining the realizability of deferred tax assets. A valuation allowance is required to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized. In determining the net deferred tax asset and valuation allowance, management is required to make judgments and estimates related to projections of future profitability.  These judgments include the following: the timing and extent of the utilization of net operating loss carry-forwards, the reversals of temporary differences, and tax planning strategies.  Because of the change in facts and circumstances described in "Note 11. Income Taxes" to the Company’s Consolidated Financial Statements, during the year ended September 30, 2014 the Company determined that a portion of its existing deferred tax assets that had previously had a valuation allowance placed against them, were now more likely than not recoverable. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has the ability and intent to recover in a tax-free manner assets (or liabilities) with book/tax basis differences for which no deferred taxes have been provided, in accordance with ASC Topic 740 "Income Taxes".
The Company applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also provides information on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax expense (benefit)” in the Company’s Consolidated Statements of Operations. The Company had no unrecognized tax benefits related to uncertain tax positions as of September 30, 2016 and 2015.

Contractholder Funds
The liabilities for contractholder funds for deferred annuities, IUL and UL policies consist of contract account balances that accrue to the benefit of the contractholders. The liabilities for FIAs consist of the value of the host contract plus the value of the embedded derivative. The embedded derivative is carried at fair value in “Contractholder funds” in the accompanying Consolidated Balance Sheets with changes in fair value reported in the accompanying Consolidated Statements of Operations. Liabilities for immediate annuities without life contingencies are recorded at the present value of future benefits.
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

The Company entered into a short-term funding agreement with FHLB on June 28, 2016 for $157 at a guaranteed interest rate of 0.73%, which will terminate on June 27, 2017.
The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments or provide for a bullet payment with renewal provisions. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreements totaled $584 and $482 at September 30, 2016 and 2015, respectively, and are included in “Contractholder funds” in the accompanying Consolidated Balance Sheets.
In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $649 and $524 at September 30, 2016 and 2015, respectively.
Commitments and Contingencies
Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable.
Reclassifications and Retrospective Adjustments
Certain prior year amounts have been reclassified or combined to conform to the current year presentation. These reclassifications and combinations had no effect on previously reported results of operations or operating cash flows.
Adoption of New Accounting Pronouncements
Improvements to Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board ("FASB") issued amended guidance (Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting), effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. ASU 2016-09 simplifies certain aspects of accounting for share-based awards issued to employees, including income taxes consequences, cash flow presentations of excess tax benefits and employee withheld taxes paid, and an entity forfeiture policy election.
The amendments in this ASU may be early adopted during any interim or annual period. Amendments related to timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. The amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied using either a prospective transition method or a retrospective transition method. The Company early adopted this guidance effective October 1, 2015. The Company elected to account for forfeitures as they occur and to use a prospective transition method for the presentation of excess tax benefits on the statement of cash flows. The adoption of ASU 2016-09 did not have a material effect on the Company's financial statements and related disclosures.
Future Adoption of Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued new guidance on Revenue Recognition (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2016 and interim periods within those years. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. The FASB also issued the following ASUs which clarify the guidance in ASU 2014-09:
•ASU 2016-08 - Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net) issued in March 2016

•ASU 2016-10 - Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing issued in April 2016
•ASU 2016-11 - Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting issued in May 2016
•ASU 2016-12 - Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients issued in May 2016
The guidance in ASU 2014-09 and the related ASUs supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance unless the contracts are within the scope of other standards (for example, financial instruments, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step process to achieve this core principle.
These standards may be early adopted. The amendments should be applied using either of two methods: retrospective to each prior reporting period presented with certain practical expedients, or retrospective with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. The Company will not early adopt these standards. The Company expects that the adoption of these standards will have an insignificant impact on its consolidated financial statements as the Company’s primary sources of revenue, insurance contracts and financial instruments, are excluded from the scope of these standards.
Share-Based Payments When a Performance Target is achieved after the Requisite Service Period
In June 2014, the FASB issued new guidance on Stock Compensation (ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The new guidance will:

•	require performance targets that affect vesting and that could be achieved after the requisite service period to be treated as performance conditions.

•	exclude such performance targets from the grant-date fair value calculation of the award

•
require compensation cost to be recorded when it is probable the performance target will be reached and should represent the compensation cost attributable to period(s) for which the requisite service has already been rendered

This standard may be early adopted and the amendments may be applied either prospectively or retrospectively. The Company will not early adopt this standard and has no material impact on its consolidated financial statements.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued amended consolidation guidance (ASU 2015-02, Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015. The amended guidance changes the consolidation analysis of reporting entities with VIE relationships by:

•	modifying the criteria used to evaluate whether limited partnerships and similar legal entities are VIEs or voting interest entities and revising the primary beneficiary determination of a VIE

•	eliminating the specialized consolidation model and guidance for limited partnerships thereby removing the presumption that a general partner should consolidate a limited partnership

•
reducing the criteria in the variable interest model contained in ASC Topic 810, Consolidation, that is used to evaluate whether the fees paid to a decision maker or service provider represents a variable interest

•	exempting reporting entities from consolidating money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940
This standard may be early adopted and the amendments in this Update may be applied with a modified retrospective approach or retrospective approach. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

Presentation of Debt Issuance Costs
In April 2015, the FASB issued amended guidance (ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The amended guidance will require:

•	debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts or premiums

•	the cost of issuing debt to no longer be recorded as a separate asset, except when incurred before the receipt of the funding from the associated debt liability

•
debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, and the costs will be amortized to interest expense using the effective interest method.

This standard may be early adopted. The amendments in this Update are required to be applied retrospectively to all prior periods presented in the financial statements. The Company will not early adopt this standard and is has no material impact on its consolidated financial statements.
Accounting for Fees Paid in Cloud Computing Arrangements
In April 2015, the FASB issued amended guidance (ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Current GAAP does not include explicit guidance regarding a customer's accounting for fees paid in a cloud computing arrangement, which may include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. The amended guidance addresses whether a cloud computing arrangement includes a software license:

•	if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses

•	if a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract
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
Investments That Calculate Net Asset Value per Share
In May 2015, the FASB issued amended guidance (ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Current GAAP requires that investments for which fair value is measured at net asset value (or its equivalent) using the practical expedient in Topic 820, "Fair Value Measurement" be categorized within the fair value hierarchy using criteria that differ from the criteria used to categorize other fair value measurements within the hierarchy. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity must take into account the length of time until those investments become redeemable to determine the classification within the fair value hierarchy. There is diversity in practice related to how certain investments measured at net asset value with redemption dates in the future (including periodic redemption dates) are categorized within the fair value hierarchy. Under the amendments in this Update:

•
investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach

•	investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy

The amendments in this Update are required to be applied retrospectively to all prior periods presented in the financial statements. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Amendments to Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued amended guidance (ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities), effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Notable amendments in this update will:

•
require all equity securities (other than equity investments accounted for under the equity method of accounting or requiring the consolidation of the investee) to be measured at fair value with changes in fair value recognized through net income. Equity securities may be measured at cost minus impairment that do not have readily determinable fair values

•
require qualitative assessment for impairment of equity investments without readily determinable fair values at each reporting period and, if the qualitative assessment indicates that impairment exists, to measure the investment at fair value

•
eliminate the requirement to disclose the methods and significant assumptions used to estimate fair value (which is currently required to be disclosed for financial instruments measured at amortized cost on the balance sheet)

The amendments in this ASU should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, and the amendments related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist as of the date of adoption. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
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
New Credit Loss Standard
In June 2016, the FASB issued new guidance (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments), effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Notable amendments in this update will change the accounting for impairment of most financial assets and certain other instruments in the following ways:

•
financial assets (or a group of financial assets) measured at amortized cost will be required to be presented at the net amount expected to be collected, with an allowance for credit losses deducted from the amortized cost basis, resulting in a net carrying value that reflects the amount the entity expects to collect on the financial asset at purchase

•
credit losses relating to available-for-sale fixed maturity securities will be recorded through an allowance for credit losses, rather than reductions in the amortized cost of the securities. The allowance methodology recognizes that value may be realized either through collection of contractual cash flows or through the sale of the security. Therefore, the amount of the allowance for credit losses will be limited to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value

•
the income statement will reflect the measurement of expected credit losses for newly recognized financial assets as well as the expected increases or decreases (including the reversal of previously recognized losses) of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount

•
disclosures will be required to include information around how the credit loss allowance was developed, further details on information currently disclosed about credit quality of financing receivables and net investments in leases, and a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities as well as an aging analysis for securities that are past due

The amendments in this ASU may be early adopted during any interim or annual period beginning after December 15, 2018. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued new guidance (ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments), effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Notable amendments in this update will change the classification of certain cash receipts and cash payments in the Statement of Cash Flows in the following ways:

•	cash payments for debt prepayment or debt extinguishment costs will be classified as cash outflows for financing activities

•
the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing should be classified as follows: the portion of the cash payment attributable to the accreted interest related to the debt discount as cash outflows for operating activities, and the portion of the cash payment attributable to the principal as cash outflows for financing activities

•	a reporting entity must make an accounting policy election to classify distributions received from equity method investees using either:

◦
the cumulative earnings approach, which considers distributions received as returns on the investment and are classified as cash inflows from operating activities (with an exception when cumulative distributions received less distributions received in prior periods that were classified as returns of investment exceeds cumulative equity in earnings, in which case the current period distribution up to this excess amount will be considered a return of investment and classified as cash inflows from investing activities); or

◦
the nature of the distribution approach, which classifies distributions received based on the nature of the activity or activities of the investee that generated the distribution (would be considered either a return on investment and classified as cash inflows from operating activities or a return of investment and classified as cash inflows from investing activities)

•
in the absence of specific GAAP guidance, an entity should classify cash receipts and payments that have aspects of more than one class of cash flows by determining and appropriately classifying each separately identifiable source or use within the cash receipts and cash payments on the basis of the underlying cash flows. If cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the activity that is likely to be the predominant source or use of cash flows for the item will determine the classification.
The amendments in this ASU may be early adopted, including adoption during an interim period. The amendments in the update should be applied using a retrospective transition method to each period presented (except where impracticable to apply retrospectively; those specific amendments would be applied prospectively as of the earliest date practicable). The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Interests Held through Related Parties That Are under Common Control
In October 2016, the FASB issued new guidance (ASU 2016-17, Consolidation (Topic 810), Interests Held through Related Parties That Are under Common Control), effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Under this update:

•	the characteristics of a primary beneficiary do not change, but the way in which their existence is determined does change

•
in determining whether there exists an obligation to absorb the losses of, or to receive benefits from, a VIE that could potentially be significant to the VIE (the second characteristic of a primary beneficiary), an entity will be required to include all of its direct variable interests in a VIE and, on a proportionate basis (as opposed to in its entirety as under current guidance), its indirect variable interests in a VIE held through related parties (including related parties under common control with the reporting entity)

The amendments in this ASU may be early adopted during any interim or annual period, however, if adopted during an interim period other than the first interim period, the entity should reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.
Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued new guidance (ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory), effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Under this update:

•	an entity should recognize current and deferred income taxes for an intra-entity transfer of an asset other than inventory at the time of the transfer

•
the entity will no longer delay recognition of the income tax consequences of these types of intra-entity asset transfers until the asset has been sold to an outside party, as is practiced under current guidance

The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements. The Company does not have any intra-entity asset transfers, therefore this new accounting guidance will have no impact on its consolidated financial statements.
(3) Significant Risks and Uncertainties
Federal Regulation
In April 2016, the Department of Labor (“DOL”) released its final “fiduciary” rule which could have a material impact on the Company, its products, distribution, and business model. The final rule treats persons who provide investment advice for a fee or other compensation with respect to assets of an employer plan or individual retirement account ("IRA") as fiduciaries of that plan or IRA. Significantly, the rule expands the definition of fiduciary to apply to persons, including insurance agents, who advise and sell products to IRA owners. As a practical matter, this means commissioned insurance agents selling the Company’s IRA products must qualify for a prohibited transaction exemption which requires the agent and financial institution to meet various conditions including that an annuity sale be in the “best interest” of the client without regard for the agent’s, financial institution’s or other party’s financial or other interests, and that any compensation paid to the agent and financial institution be reasonable. The final rule was effective June 2016 and generally applicable in April 2017. The rule has generated considerable controversy and is the subject of industry efforts to block implementation both in Congress and through court actions. The success or failure of these efforts cannot be predicted. Assuming the rule is not blocked, the precise impact of the rule on the financial services industry more generally, and the impact on the Company and its business in particular, is difficult to assess because the rule is new and still being studied. While we continue to analyze the regulation, we believe it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of our annuity sales are to IRAs. Compliance with the prohibited transaction exemptions would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact our business, results of operations and/or financial condition.
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
The Company’s significant estimates which are susceptible to change in the near term relate to (1) recognition of deferred tax assets and related valuation allowances, (2) fair value of certain invested assets and derivatives including embedded derivatives (see "Note 4. Investments", "Note 5. Derivative Financial Instruments" and "Note 6. Fair Value of Financial Instruments" to the Company’s Consolidated Financial Statements), (3) OTTI of available-for-sale investments (see "Note 4. Investments" to the Company’s Consolidated Financial Statements), (4) amortization of intangibles (see "Note 7. Intangible Assets" to the Company’s Consolidated Financial Statements), (5) estimates of reserves for loss contingencies, including litigation and regulatory reserves (see "Note 12. Commitments and Contingencies" to the Company’s Consolidated Financial Statements), (6) reserves for future policy benefits and product guarantees and (7) recognition of stock-based compensation expense (see "Note 10. Stock Compensation" to the Company’s Consolidated Financial Statements).
The Company periodically, and at least annually, reviews the assumptions associated with reserves for policy benefits and products guarantees and amortization of intangibles. As part of the assumption review process that occurred in September 2016, changes were made to the surrender rates and earned rates to bring assumptions in line with current and expected future experience. As part of the assumption review process in September 2015, changes were made to the earned rates and the guaranteed option costs, and as part of the September 2014 review, changes were made to the surrender rates, earned rates and future index credits. The change in assumptions as of September 30, 2016 resulted in a net increase in future expected margins and a corresponding decrease in “unlocking” and amortization expense and increase intangible assets of $20.  These assumptions are also used in the reserve calculation and resulted in an increase in reserves of $22 for the year ended September 30, 2016. The change in assumptions as of September 30, 2015 resulted in a net increase in future expected margins and a corresponding decrease in “unlocking” and amortization expense and increase to intangible assets of $55. These assumptions are also used in the reserve calculation and resulted in an increase in reserves of $18 in the year ended September 30, 2015. The change in assumptions as of September 30, 2014 resulted in a net decrease in future expected margins and a corresponding increase in “unlocking” and amortization expense and decrease in intangible assets of $2. These assumptions are also used in the reserve calculation and resulted in a decrease in reserves of $4 during the year ended September 30, 2014, net of related intangible amortization.
Concentrations of Financial Instruments
As of September 30, 2016 and 2015, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the banking industry with a fair value of $2,448 or 12% and $1,979 or 10%, respectively, of the invested assets portfolio and an amortized cost of $2,352 and $1,962, respectively. As of September 30, 2016, the Company’s holdings in this industry include investments in 97 different issuers with the top ten investments accounting for 34% of the total holdings in this industry. As of September 30, 2016, the Company had no investments in a single issuer that exceeded 10% of shareholders' equity. The Company's largest concentration in any single issuer as of September 30, 2016 was Wells Fargo & Company, with a total fair value of $171 or 1% of the invested assets portfolio. As of September 30, 2015, the Company had investments in 1 issuer, Wells Fargo & Company, that exceeded 10% of stockholders equity with a total fair value of $170 or 1% of the invested assets portfolio. The Company’s largest concentration in any single issuer as of September 30, 2015 was in Wells Fargo & Company which had a total fair value of $170 or 1% of the invested assets portfolio.

Concentrations of Financial and Capital Markets Risk
The Company is exposed to financial and capital markets risk, including changes in interest rates and credit spreads which can have an adverse effect on the Company’s results of operations, financial condition and liquidity. The Company expects to continue to face challenges and uncertainties that could adversely affect its results of operations and financial condition. The Company attempts to mitigate the risk, including changes in interest rates by investing in less rate-sensitive investments, including senior tranches of collateralized loan obligations, non-agency residential mortgage-backed securities, and various types of asset backed securities.
The Company’s exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will decrease the net unrealized gain position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of the Company’s products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring the Company to liquidate assets in an unrealized loss position. Management believes this risk is mitigated to some extent by surrender charge protection provided by the Company’s products.
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) and Front Street Re (Cayman) Ltd. ("FSRCI"), an affiliate that could have a material impact on the Company’s financial position in the event that Wilton Re or FSRCI fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of September 30, 2016. As of September 30, 2016, the net amount recoverable from Wilton Re was $1,523 and the net amount recoverable from FSRCI was $1,120. The coinsurance agreement with FSRCI is on a funds withheld basis. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers.

(4) Investments
The Company’s fixed maturity and equity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) ("AOCI") net of associated adjustments for deferred acquisition costs ("DAC"), value of business acquired ("VOBA"), and deferred income taxes. The Company’s consolidated investments at September 30, 2016 and 2015 are summarized as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for sale securities
Asset-backed securities	$2,528	$16	$(45)	$2,499	$2,499
Commercial mortgage-backed securities	850	23	(9)	864	864
Corporates	10,712	760	(132)	11,340	11,340
Equities	640	47	(4)	683	683
Hybrids	1,356	77	(47)	1,386	1,386
Municipals	1,515	206	(4)	1,717	1,717
Residential mortgage-backed securities	1,327	63	(28)	1,362	1,362
U.S. Government	233	10	—	243	243
Total available-for-sale securities	19,161	1,202	(269)	20,094	20,094
Derivative investments	221	78	(23)	276	276
Commercial mortgage loans	595	—	—	614	595
Other invested assets	60	—	—	58	60
Total investments	$20,037	$1,280	$(292)	$21,042	$21,025

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for-sale securities
Asset-backed securities	$2,148	$5	$(47)	$2,106	$2,106
Commercial mortgage-backed securities	878	14	(10)	882	882
Corporates	9,533	351	(354)	9,530	9,530
Equities	597	27	(4)	620	620
Hybrids	1,211	45	(42)	1,214	1,214
Municipals	1,520	103	(15)	1,608	1,608
Residential mortgage-backed securities	2,099	89	(26)	2,162	2,162
U.S. Government	233	11	—	244	244
Total available-for-sale securities	18,219	645	(498)	18,366	18,366
Derivatives investments	218	13	(149)	82	82
Commercial mortgage loans	491	—	—	490	491
Other invested assets	164	—	(9)	153	155
Total investments	$19,092	$658	$(656)	$19,091	$19,094
Included in AOCI were cumulative gross unrealized gains of $1 and gross unrealized losses of $3 related to the non-credit portion of other-than-temporary impairments ("OTTI") on non-agency residential mortgage-backed securities ("RMBS") at September 30, 2016 and gross unrealized gains of $1 and gross unrealized losses of $2 related to the non-credit portion of OTTI on RMBS at September 30, 2015, respectively.

Securities held on deposit with various state regulatory authorities had a fair value of $18,075 and $16,012 at September 30, 2016 and 2015, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.
At September 30, 2016 and 2015, the Company held investments that were non-income producing for a period greater than twelve months with fair values of $2 and $0, respectively.
In accordance with the Company's Federal Home Loan Bank of Atlanta ("FHLB") agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $649 and $524 at September 30, 2016 and 2015, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	September 30, 2016
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$261	$263
Due after one year through five years	1,863	1,919
Due after five years through ten years	3,233	3,407
Due after ten years	7,710	8,346
Subtotal	13,067	13,935
Other securities which provide for periodic payments:
Asset-backed securities	2,528	2,499
Commercial mortgage-backed securities	850	864
Structured hybrids	749	751
Residential mortgage-backed securities	1,327	1,362
Subtotal	5,454	5,476
Total fixed maturity available-for-sale securities	$18,521	$19,411
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
The Company analyzes its ability to recover the amortized cost by comparing the net present value of cash flows expected to be collected with the amortized cost of the security. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other fixed maturity securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. If the net present value is less than the amortized cost of the investment, an OTTI is recognized.
Based on the results of our process for evaluating available-for-sale securities in unrealized loss positions for OTTI discussed above, the Company determined that the unrealized losses as of September 30, 2016 were improved due to credit spread narrowing. While recovery in the commodity and energy markets improved the overall portfolio, certain securities held in these sectors still reflect the sharp declines in energy prices experienced in 2015. Similarly, the high yield market, which affects prices of leveraged loans typically used to secure collateralized loan obligations ("CLO"), improved during the quarter but certain components of the leveraged finance market continue to demonstrate price weakness based on lingering effects of the commodity correction. Nevertheless, the overall average rating of the Company’s holdings in these sectors remains investment grade.

Based on an assessment of all securities in the portfolio in unrealized loss positions, the Company determined that the unrealized losses on the securities presented in the table below were not other-than-temporarily impaired as of September 30, 2016.
The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$352	$(4)	$1,368	$(41)	$1,720	$(45)
Commercial mortgage-backed securities	44	(1)	182	(8)	226	(9)
Corporates	413	(9)	1,031	(123)	1,444	(132)
Equities	51	(1)	75	(3)	126	(4)
Hybrids	41	(2)	412	(45)	453	(47)
Municipals	69	(2)	38	(2)	107	(4)
Residential mortgage-backed securities	70	(1)	544	(27)	614	(28)
Total available-for-sale securities	$1,040	$(20)	$3,650	$(249)	$4,690	$(269)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						193
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						543
Total number of available-for-sale securities in an unrealized loss position						736

	September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$816	$(14)	$833	$(33)	$1,649	$(47)
Commercial mortgage-backed securities	262	(8)	133	(2)	395	(10)
Corporates	2,342	(201)	1,328	(153)	3,670	(354)
Equities	37	—	106	(4)	143	(4)
Hybrids	88	(4)	542	(38)	630	(42)
Municipals	220	(6)	192	(9)	412	(15)
Residential mortgage-backed securities	423	(10)	294	(16)	717	(26)
Total available-for-sale securities	$4,188	$(243)	$3,428	$(255)	$7,616	$(498)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						712
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						396
Total number of available-for-sale securities in an unrealized loss position						1,108
At September 30, 2016 and 2015, securities in an unrealized loss position were primarily concentrated in investment grade, corporate debt, asset-backed, and hybrid instruments.

At September 30, 2016 and 2015, securities with a fair value of $183 and $302, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1% and less than 2%, respectively, of the carrying value of all investments.
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the years ended September 30, 2016 and 2015, for which a portion of the OTTI was recognized in AOCI:

	Year ended September 30,
	2016	2015
Beginning balance	$3	$3
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—
OTTI was not previously recognized	—	—
Ending balance	$3	$3
For the year ended September 30, 2016, the Company recognized $40 of credit impairment losses in operations and $4 of change-of-intent losses in operations, related to fixed maturity securities and other invested assets with an amortized cost of $418 and a fair value of $374 at September 30, 2016. The Company recognized $1 non-credit losses in other comprehensive income for investments which experienced OTTI.
For the year ended September 30, 2015, the Company recognized $74 of credit impairment losses in operations and $8 of change-of-intent losses, related to fixed maturity securities and other invested assets securities with an amortized cost of $488 and a fair value of $406 at September 30, 2015.
For the year ended September 30, 2014, the Company recognized $1 of credit impairment losses in operations and $0 of change-of-intent losses, related to fixed maturity securities and low income housing tax credit securities with an amortized cost of $2 and a fair value of $1 at September 30, 2014.
Details underlying write-downs taken as a result of OTTI that were recognized in "Net income" and included in net realized gains on securities were as follows:

	Year ended September 30,
	2016	2015	2014
OTTI recognized in net income:
Asset-backed securities	$12	$36	$—
Corporates	6	2	—
Related party loans	4	—	—
Residential mortgage-backed securities	—	8	—
Other invested assets	22	36	1
Total	$44	$82	$1
The portion of OTTI recognized in AOCI is disclosed in the Consolidated Statements of Comprehensive Income.

In the second quarter ended March 31, 2015, the Company recognized credit-related impairment losses of $59, net of reinsurance, on available-for-sale fixed maturity securities, available-for-sale equity securities and other invested assets related to direct and indirect investments in RadioShack Corporation ("RSH") and other loans because the Company concluded the decline in the fair value of these investments was other than temporary. A summary of the RSH-related impairments by investment is as follows:

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
RSH filed for bankruptcy on February 5, 2015.  In late March 2015, the Court awarded a sale of assets at auction to another bidder, causing our collateral claim to become more junior to other claimants and resulting in our conclusion that the Company had realized an OTTI. As of September 30, 2015, substantially all of RSH assets in the estate had been converted to cash through liquidation and the fair value of the Company's RSH-related holdings reflects these cash balances, net of expenses. As of September 30, 2015 while substantially all assets represent cash, the wind-down process still continued; therefore, some variability still existed in the fair value related to these costs. Please refer to "Note 6. Fair Value of Financial Instruments” to the Company’s Consolidated Financial Statements for more detail on the investments impacted by this impairment.
During 2016, the cash proceeds from the RSH liquidation trust were distributed and the Company received $23. This reflected a recovery of 45% of par value, an increase over the 30% estimated recovery value recorded in the second fiscal quarter of 2015. As a result, the Company recognized a realized gain of $8 in the year ended September 30, 2016. The Company has a remaining direct investment in RSH of $2 as of September 30, 2016.
Additionally, during the years ended September 30, 2016 and 2015, the Company recognized credit-related impairment losses of $33 and $13, respectively, net of reinsurance, on available-for-sale fixed maturity securities, available-for-sale equity securities and other invested assets related to CLOs, loan participations and a direct preferred equity investment with Salus.  A summary of the Salus-related impairments by investment is as follows:

		Year ended September 30,
		2016	2015
Type	Balance Sheet Classification	OTTI Losses
CLOs	Fixed maturities, available-for-sale	$12	$13
Preferred equity (a)	Equity securities, available-for-sale	—	9
Participations	Other invested assets	24	2
OTTI, gross of reinsurance		$36	$24
CLOs (a)	Fixed maturities, available-for-sale	(1)	(1)
Preferred equity (a)	Equity securities, available-for-sale	—	(9)
Participations (a)	Other invested assets	(2)	(1)
OTTI, net of reinsurance		$33	$13
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
Please refer to "Note 14. Related Party Transactions" to the Company's Consolidated Financial Statements for detail on the HGI Energy exchange of notes in 2016.
Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 3% and 3% of the Company’s total investments as of September 30, 2016 and September 30, 2015, respectively. The Company primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to attempt to reduce concentration risk. Subsequent to origination, the Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	September 30, 2016		September 30, 2015
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Funeral Home	$1	—%	$1	—%
Hotel	23	4%	13	3%
Industrial - General	58	10%	38	8%
Industrial - Warehouse	64	11%	76	15%
Multifamily	70	11%	64	13%
Office	160	27%	137	28%
Retail	220	37%	163	33%
Total commercial mortgage loans, gross of valuation allowance	$596	100%	$492	100%
Allowance for loan loss	(1)		(1)
Total commercial mortgage loans	$595		$491

U.S. Region:
East North Central	$137	23%	$121	25%
East South Central	21	4%	12	2%
Middle Atlantic	97	16%	87	18%
Mountain	67	12%	42	9%
New England	14	2%	9	2%
Pacific	136	23%	113	23%
South Atlantic	67	11%	69	13%
West North Central	14	2%	14	3%
West South Central	43	7%	25	5%
Total commercial mortgage loans, gross of valuation allowance	$596	100%	$492	100%
Allowance for loan loss	(1)		(1)
Total commercial mortgage loans	$595		$491
Within the Company's CML portfolio, 100% of all CMLs had a loan-to-value ("LTV") ratio of less than 75% at inception at September 30, 2016 and September 30, 2015. As of September 30, 2016, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss.
LTV and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A

DSC ratio of less than 1.00 indicates that a property’s operations do not generate sufficient income to cover debt payments.
The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at September 30, 2016 and September 30, 2015:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	N/A(a)
September 30, 2016
LTV Ratios:
Less than 50%	$158	$18	$1	$177	29%	$181	29%
50% to 60%	189	—	—	189	32%	194	32%
60% to 75%	230	—	—	230	39%	239	39%
Commercial mortgage loans	$577	$18	$1	$596	100%	$614	100%
September 30, 2015
LTV Ratios:
Less than 50%	$115	$—	$11	$126	25%	$125	25%
50% to 60%	161	20	—	181	37%	180	37%
60% to 75%	185	—	—	185	38%	185	38%
Commercial mortgage loans	$461	$20	$11	$492	100%	$490	100%
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

	September 30, 2016	September 30, 2015
Gross balance commercial mortgage loans	$596	$492
Allowance for loan loss	(1)	(1)
Net balance commercial mortgage loans	$595	$491
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At September 30, 2016 and 2015, we had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of our CMLs:

	September 30, 2016	September 30, 2015
Current to 30 days	$596	$492
Past due	—	—
Total carrying value	$596	$492

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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. As of September 30, 2016 and 2015, our CML portfolio had no impairments, modifications or troubled debt restructuring.
Net Investment Income
The major sources of “Net investment income” on the accompanying Consolidated Statements of Operations were as follows:

	Year ended September 30,
	2016	2015	2014
Fixed maturity securities, available-for-sale	$869	$799	$723
Equity securities, available-for-sale	32	33	23
Commercial mortgage loans	24	11	3
Related party loans	4	6	7
Invested cash and short-term investments	3	2	—
Other investments	9	20	20
Gross investment income	941	871	776
Investment expense	(18)	(20)	(16)
Net investment income	$923	$851	$760

During the fiscal quarter ended June 30, 2015, the Company received notice that we are entitled to receive a settlement as a result of our ownership of certain RMBS that were issued by Countrywide Financial Corp ("Countrywide"), an entity which was later acquired by Bank of America Corporation. An $18 cash settlement was received in the fiscal quarter ended June 30, 2016 for a majority of the Countrywide securities, and another $2 is expected to be paid in the second fiscal quarter of 2017. In compliance with the Company's accounting policy described in "Note 2. Significant Accounting Policies and Practices", the Company updated its cash flow projections for its best estimate of the recovery as of May 31, 2016 and determined the new effective yield with the resulting immaterial impact recognized in "Net investment income".

Net Investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying Consolidated Statements of Operations were as follows:

	Year ended September 30,
	2016	2015	2014
Net realized gains on fixed maturity available-for-sale securities	$11	$11	$104
Realized gains (losses) on equity securities	1	—	(1)
Change in fair value of other derivatives and embedded derivatives	—	7	2
Realized losses on other invested assets	(26)	(40)	(2)
Net realized (losses) gains on available-for-sale securities	(14)	(22)	103
Realized (losses) gains on certain derivative instruments	(84)	108	209
Unrealized gains (losses) on certain derivative instruments	166	(215)	37
Change in fair value of reinsurance related embedded derivative	(49)	92	(42)
Realized gains (losses) on hedging derivatives and reinsurance-related embedded derivatives	33	(15)	204
Net investment gains (losses)	$19	$(37)	$307
For the year ended September 30, 2016, proceeds from the sale of fixed maturity available-for-sale securities totaled $1,318, gross gains on such sales totaled $40 and gross losses totaled $23, respectively.
For the year ended September 30, 2015, proceeds from the sale of fixed maturity available-for-sale securities, totaled $3,200, gross gains on such sales totaled $104 and gross losses totaled $44, respectively.
For the year ended September 30, 2014, proceeds from the sale of fixed maturity available-for-sale securities, totaled $2,775, gross gains on such sales totaled $113 and gross losses totaled $13, respectively.
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
FGL Insurance participates in loans to third parties originated by Salus. Salus is an affiliated, limited liability company indirectly owned by HRG that originates senior secured asset-based loans to unaffiliated third-party borrowers. FGL Insurance also participates in CLOs managed by Salus and owns preferred equity in Salus within the funds withheld portfolio of the FSRCI treaty. The Company’s maximum exposure to loss as a result of its investments in or with Salus is limited to the carrying value of its investments in Salus which totaled $22 and $251 as of September 30, 2016 and 2015, respectively. FGL’s investments in or with Salus are detailed in “Note 14. Related Party Transactions” to the Company’s Consolidated Financial Statements.
During the fiscal quarter ended June 30, 2015, FGL invested in Boardwalk, an unaffiliated limited partnership fund that will invest in consumer whole loans, asset-backed investments, high yield, private investments, bank portfolio liquidations, bridge financing and other investments. The initial funding occurred March 20, 2015 with the remaining commitment expected to fund over the course of the next 3 years. FGL has funded $12 of a $35 commitment as of September 30, 2016.
FGL also executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, FGL does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund through 2017. FGL has funded $42 as of September 30, 2016.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in fixed indexed annuity ("FIA") contracts, is as follows:

	September 30, 2016	September 30, 2015
Assets:
Derivative investments:
Call options	$276	$81
Futures contracts	—	1
Other invested assets:
Other derivatives and embedded derivatives	13	21
Other assets:
Reinsurance related embedded derivative	119	168
	$408	$271

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,383	$2,149
Funds withheld for reinsurance liabilities
Call options payable to FSRCI	11	5
Other liabilities:
Futures contracts	—	—
	$2,394	$2,154

The change in fair value of derivative instruments included in the accompanying Consolidated Statements of Operations is as follows:

	Year ended September 30,
	2016	2015	2014
Revenues:
Net investment (losses) gains:
Call options	$74	$(100)	$220
Futures contracts	8	(7)	26
Other derivatives and embedded derivatives	—	7	2
Reinsurance related embedded derivative	(49)	92	(42)
	$33	$(8)	$206
Benefits and other changes in policy reserves:
FIA embedded derivatives	$234	$241	$363

Additional Disclosures
Other Derivatives and Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 which was based on the actual return of the fund. At September 30, 2016, the fair value of the fund-linked note and embedded derivative were $26 and $13, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".
FGL Insurance participates in loans to third parties originated by Salus, an affiliated VIE, indirectly owned by HRG that provides asset-based financing. As of September 30, 2016, one of the participating loans is denominated in Canadian ("CAD") currency which is different from FGL Insurance's functional currency. At September 30, 2015, three additional loan participations were denominated in CAD currency. Three of the four loans denominated in CAD currency were settled in 2016.
Two of the loan participations included a provision for reimbursement from the borrower to FGL Insurance for any net foreign exchange losses realized by FGL Insurance under the loan agreements. FGL Insurance's ability to recover the foreign exchange losses under these loan participations was such that the Company established embedded derivatives equal to FGL Insurance's cumulative net foreign exchange loss on these loan participations. The value of the embedded derivatives, which is equal to the cumulative net foreign exchange loss recognized on these loan participations, net of an allowance for counterparty credit risk, was reflected in "Other invested assets" as of the balance sheet date with changes in fair value reflected in the Company's Consolidated Statements of Operations. As of September 30, 2016, all of the loan participations were settled in full and the related embedded derivative balance was reduced to zero. The value of the embedded derivative was $1 at September 30, 2015. The Company had realized gains (losses) of $(1), $(1) and $2 for the years ended September 30, 2016, 2015 and 2014, respectively, related to these foreign exchange embedded derivatives included in "Net investment gains (losses)".
FGL Insurance also had two participating loans denominated in CAD currency which also required reimbursement from the borrower in CAD currency, but did not include a provision for reimbursement for any net foreign exchange losses from the borrower. Salus executed CAD swap agreements with FGL Insurance to convert the CAD cash flows into United States dollar ("USD") cash flows. Under these swap agreements, Salus reimbursed the Company for certain realized foreign exchange losses related to cash flows on these loan participations from origination date through the earlier of the maturity date of the loan or expiration of the swap agreement. Reimbursement under the swap agreements was reduced in the event the counterparties on the underlying loan participations were unable to fully repay amounts due on those loan participations. FGL Insurance's ability to recover the foreign exchange losses under these swap agreements was such that the Company established derivatives equal to FGL Insurance's cumulative net foreign exchange losses on these loan participations. During the year ended September 30, 2016, one of the loan participations was repaid in full and FGL Insurance recovered the full amount due under the related swap agreement. The other loan participation remains outstanding at September 30, 2016. The Company recognized an OTTI loss on the loan during the quarter ended September 30, 2016 and also recorded a reduction in the amount recoverable under the swap agreement. The related swap agreement with Salus expired in July 2016 and FGL Insurance recovered the amount due under the swap agreement. The value of these derivatives was reflected in “Other invested assets” with the changes in the fair value reflected in the Company’s Consolidated Statements of Operations. The value of these derivatives was $0 and $10 at September 30, 2016 and 2015, respectively, which is equal to the cumulative net realized foreign exchange loss recognized on these loan participations net of allowance for counterparty credit risk. The Company had realized (losses) gains of $(2) and $10 for the years ended September 30, 2016 and 2015, respectively, related to these foreign exchange derivatives included in "Net investment gains (losses)". Additionally, a subsidiary of HRG, HGI Funding LLC, executed an agreement with the Company to guarantee, subject to the terms of the agreement, the fulfillment of the accumulated foreign exchange loss recoverable from Salus. The guarantee was terminated in the quarter ended September 30, 2016 concurrent with the settlement of the Salus swap agreement.
FGL Insurance entered into two CAD currency forward contracts in August 2016 to economically hedge against unfavorable movements in CAD on the one CAD-denominated loan participation which remains outstanding at September 30, 2016. Under the forward contracts, FGL Insurance sold CAD equal to the estimated recovery amounts on the loan participation and will receive USD. The forward contracts will be settled in cash. No cash was exchanged upon execution of the forward contracts. The value of these derivatives at each balance sheet date is equal to the cumulative unrealized value and is reflected in “Other invested assets” with the changes in the fair value reflected in the Company’s Consolidated Statements of Operations. The value of the forward contracts as of September 30, 2016 was not material. The Company had realized gains of $0 for the year ended September 30, 2016 related to the forward contracts included in "Net investment gains".
Reinsurance Related Embedded Derivatives
FGL Insurance has a modified coinsurance arrangement with FSRCI, meaning that funds are withheld by FGL Insurance. This arrangement creates an obligation for FGL Insurance to pay FSRCI at a later date, which results in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in “Other assets”, if in a net gain position, or "Other liabilities", if in a net loss position, on the Consolidated Balance Sheets and the related gains or losses are reported in “Net investment gains” on the Consolidated Statements of Operations.
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
The Company purchases derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and the Company purchases new one, two, three, or five year call options to fund the next index credit. The Company manages the cost of these purchases through the terms of its FIA contracts, which permit the Company to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance. The call options and futures contracts are marked to fair value with the change in fair value included as a component of “Net investment gains.” The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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

Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2016				September 30, 2015
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A	$2,302	$55	$10	$45	$2,233	$16	$—	$16
Deutsche Bank	*/Baa3/BBB+	1,620	46	12	34	2,482	26	—	26
Morgan Stanley	*/A1/A	2,952	87	58	29	4,086	35	7	28
Barclay's Bank	*/A2/A-	1,389	39	—	39	392	4	—	4
Canadian Imperial Bank of Commerce	AA-/A3/A+	1,623	49	48	1	—	—	—	—
Total		$9,886	$276	$128	$148	$9,193	$81	$7	$74
(a) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2016 and 2015, counterparties posted $128 and $7 of collateral, respectively, of which $118 and $7 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Consolidated Balance Sheets. The remaining $10 and $0 of non-cash collateral was held by a third-party custodian and is not included in the Company's Consolidated Balance Sheets at September 30, 2016 and 2015, respectively. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $148 and $74 at September 30, 2016 and 2015, respectively.
The Company held 559 and 738 futures contracts at September 30, 2016 and 2015, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $3 and $3 at September 30, 2016 and 2015, respectively.

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

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$864	$—	$—	$864	$864
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,327	172	2,499	2,499
Commercial mortgage-backed securities	—	785	79	864	864
Corporates	—	10,219	1,121	11,340	11,340
Hybrids	—	1,386	—	1,386	1,386
Municipals	—	1,676	41	1,717	1,717
Residential mortgage-backed securities	—	1,362	—	1,362	1,362
U.S. Government	61	182	—	243	243
Equity securities, available-for-sale	22	617	44	683	683
Derivative financial instruments	—	276	—	276	276
Reinsurance related embedded derivative, included in other assets	—	119	—	119	119
Other invested assets	—	—	34	34	34
Total financial assets at fair value	$947	$18,949	$1,491	$21,387	$21,387
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,383	$2,383	$2,383
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	11	—	11	11
Total financial liabilities at fair value	$—	$11	$2,383	$2,394	$2,394

	September 30, 2015
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$502	$—	$—	$502	$502
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,068	38	2,106	2,106
Commercial mortgage-backed securities	—	738	144	882	882
Corporates	—	8,566	964	9,530	9,530
Hybrids	—	1,214	—	1,214	1,214
Municipals	—	1,569	39	1,608	1,608
Residential mortgage-backed securities	—	2,162	—	2,162	2,162
U.S. Government	60	184	—	244	244
Equity securities available-for-sale	26	560	34	620	620
Derivative financial instruments	1	81	—	82	82
Reinsurance related embedded derivative, included in other assets	—	168	—	168	168
Other invested assets	—	11	129	140	140
Total financial assets at fair value	$589	$17,321	$1,348	$19,258	$19,258
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,149	$2,149	$2,149
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	5	—	5	5
Total financial liabilities at fair value	$—	$5	$2,149	$2,154	$2,154
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

The Company did not adjust prices received from third parties as of September 30, 2016 and 2015. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
Derivative Financial Instruments
The fair value of call option assets is based upon valuation pricing models, which represents what the Company would expect to receive or pay at the balance sheet date if it canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally, based on valuation pricing models which use market-observable inputs, including interest rates, yield curve volatilities, and other factors. The fair values of the embedded derivatives in the Company’s FIA products are derived using market indices, product pricing assumptions and historical data.
The fair value of the reinsurance related embedded derivative in the funds withheld reinsurance agreement with FSRCI is estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. As the fair value of the assets is based on a quoted market price of similar assets (Level 2), the fair value of the embedded derivative is based on market-observable inputs and is classified as Level 2.
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
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs. The market observable inputs are market value of option, and interest swap rates. The significant unobservable inputs are the mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at September 30, 2016 and 2015 was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies ("IULs") and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At September 30, 2016 and 2015, this resulted in higher and higher, respectively, fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Other Invested Assets
Fair value of our loan participation interest securities approximates the unpaid principal balance of the participation interest as of September 30, 2016. In making this assessment the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date and September 30, 2016, the primary market participant for these securities and the short-term maturity of these loans (less than 1 year).
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
Fair value of foreign exchange derivatives and embedded derivatives, including CAD currency forward contracts, is based on the quoted USD/CAD exchange rates.
Related Party Loans - HGI Energy Loan
The HGI Energy loan's (discussed in "Note 14. Related Party Transactions" to the Company's Consolidated Financial Statements) fair value is based on the discounted cash flows of the loan. The discount rate was set by observing the market rate on other debt instruments of the issuer with an adjustment for liquidity.
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
Debt
The fair value of debt is based on quoted market prices. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy. Our revolving credit facility debt is classified as Level 3 within the fair value hierarchy, and the fair value reflects the transaction price on September 30, 2016.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2016 and 2015 are as follows:

	Fair Value at			Range (Weighted average)
	September 30, 2016	Valuation Technique	Unobservable Input(s)	September 30, 2016
Assets
Asset-backed securities	$144	Broker-quoted	Offered quotes	97.54% - 101.55% (99.66%)
Asset-backed securities	9	Matrix Pricing	Quoted prices	98.75% - 98.75% (98.75%)
Asset-backed securities (Salus CLO equity tranche)	19	Third-Party Valuation	Offered quotes	28.37% - 28.37% (28.37%)
			Discount rate	15.00%
			RSH Recovery	5.50%
			Other loan recoveries	0.00% - 100.00%
Commercial mortgage-backed securities	75	Broker-quoted	Offered quotes	104.31% - 122.19% (114.10%)
Commercial mortgage-backed securities	4	Matrix Pricing	Quoted prices	98.41% - 98.41% (98.41%)
Corporates	920	Broker-quoted	Offered quotes	50.00% - 118.33% (103.37%)
Corporates	201	Matrix Pricing	Quoted prices	99.00% - 150.23% (107.65%)
Municipals	41	Broker-quoted	Offered quotes	119.04%
Equity securities available-for-sale	41	Net Asset Value	Not applicable	100.00%
Equity securities available-for-sale (Salus preferred equity)	3	Market-approach	Yield	11.00%
			RSH Recovery	5.50%
			Discount rate	15.00%
			Salus CLO Equity	28.37%
Other invested assets:
Available-for-sale embedded derivative	13	Black-Scholes model	Market value of AnchorPath fund	100.00%
Loan participations - Other	2	Market Pricing	Offered quotes	100.00%
Loan participations - JSN Jewellery, Inc.	17	Liquidation value – 52.5% Recovery Estimate	Recovery estimate (wind-down costs)	49.93% - 56.67% (52.50%)
Loan participation - RadioShack (RSH) Corporation	2	Liquidation value – 5% Recovery Estimate	Recovery estimate (wind-down costs)	1.36% - 14.28%
Total	$1,491
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,383	Discounted Cash Flow	Market value of option	0.00% - 26.64% (2.55%)
			SWAP rates	1.18% - 1.46% (1.31%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (9.59%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Future option budget	1.15% - 5.57% (2.91%)
Total liabilities at fair value	$2,383

	Fair Value at			Range (Weighted average)
	September 30, 2015	Valuation Technique	Unobservable Input(s)	September 30, 2015
Assets
Asset-backed securities	$10	Broker-quoted	Offered quotes	100.37% - 107.84% (102.42%)
Asset-backed securities (Salus CLO equity tranche)	28	Third-Party Valuation	Offered quotes	41.80%
			Discount rate	15.00%
			Constant default rate	2.00%
			RSH Recovery	30.00%
			Other loan recoveries	4.00% - 100.00%
Commercial mortgage-backed securities	144	Broker-quoted	Offered quotes	99.32% - 119.00% (110.95%)
Corporates	898	Broker-quoted	Offered quotes	56.75% - 113.83% (100.69%)
Corporates	66	Matrix Pricing	Quoted prices	104.58% - 142.43% (110.03%)
Municipals	39	Broker-quoted	Offered quotes	111.47%
Equity securities available-for-sale	25	Net Asset Value	Not applicable	100.00%
Equity securities available-for-sale	6	Matrix Pricing	Quoted prices	100.00%
Equity securities available-for-sale (Salus preferred equity)	3	Market-approach	Yield	11.00%
			RSH recovery	30.00%
			Discount rate	15.00%
			Salus CLO Equity	41.80%
Other invested assets:
Available-for-sale embedded derivative	10	Black-Scholes model	Market value of AnchorPath fund	100.00%
Loan participations	104	Market Pricing	Offered quotes	100.00%
Salus participation - RSH Corporation	15	Liquidation value – 30% Recovery Estimate	Recovery estimate (wind-down costs)	30.00% - 34.00%
Total	$1,348
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,149	Discounted Cash Flow	Market value of option	0.00% - 33.83% (1.01%)
			SWAP rates	1.38% - 2.00% (1.69%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (10.13%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Future option budget	1.19% - 5.25% (2.93%)
Total liabilities at fair value	$2,149
Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended September 30, 2016, 2015 and 2014, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year ended September 30, 2016
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$38	$(12)	$3	$141	$—	$(3)	$5	$172
Commercial mortgage-backed securities	144	—	4	—	—	(3)	(66)	79
Corporates	964	—	32	154	(3)	(26)	—	1,121
Hybrids	—	—	—	—	—	—	—	—
Municipals	39	—	2	—	—	—	—	41
Equity securities available-for-sale	34	—	(1)	17	(6)	—	—	44
Other invested assets:
Available-for-sale embedded derivative	10	3	—	—	—	—	—	13
Loan participations	119	(21)	9	54	—	(140)	—	21
Total assets at Level 3 fair value	$1,348	$(30)	$49	$366	$(9)	$(172)	$(61)	$1,491
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,149	$234	$—	$—	$—	$—	$—	$2,383
Total liabilities at Level 3 fair value	$2,149	$234	$—	$—	$—	$—	$—	$2,383
(a) The net transfers out of Level 3 during the year ended September 30, 2016 were exclusively to Level 2.

	Year ended September 30, 2015
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$74	$(37)	$3	$73	$(15)	$(31)	$(29)	$38
Commercial mortgage-backed securities	83	—	(2)	63	—	—	—	144
Corporates	834	4	10	202	(1)	(61)	(24)	964
Municipals	37	—	2	—	—	—	—	39
Equity securities available-for-sale	40	(30)	(1)	25	—	—	—	34
Other invested assets:
Available-for-sale embedded derivative	11	(1)	—	—	—	—	—	10
Loan participations	213	(39)	(5)	88	—	(138)	—	119
Total assets at Level 3 fair value	$1,292	$(103)	$7	$451	$(16)	$(230)	$(53)	$1,348
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,908	$241	$—	$—	$—	$—	$—	$2,149
Total liabilities at Level 3 fair value	$1,908	$241	$—	$—	$—	$—	$—	$2,149

(a)	The net transfers out of Level 3 during the year ended September 30, 2015 were exclusively to Level 2.

	Year ended September 30, 2014
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$246	$—	$(1)	$36	$—	$—	$(207)	$74
Commercial mortgage-backed securities	6	—	—	83	—	—	(6)	83
Corporates	461	—	19	382	(12)	(2)	(14)	834
Municipals	—	—	2	35	—	—	—	37
Equity securities available-for-sale	—	—	1	39	—	—	—	40
Other invested assets:
Available-for-sale embedded derivative	—	—	—	11	—	—	—	11
Loan participations	157	—	(1)	187	—	(130)	—	213
Total assets at Level 3 fair value	$870	$—	$20	$773	$(12)	$(132)	$(227)	$1,292
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,545	$363	$—	$—	$—	$—	$—	$1,908
Total liabilities at Level 3 fair value	$1,545	$363	$—	$—	$—	$—	$—	$1,908

(a)	The net transfers out of Level 3 during the year ended September 30, 2014 were exclusively to Level 2.
The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the Consolidated Balance Sheet at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	September 30, 2016
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$614	$614	$595
Policy loans, included in other invested assets	—	—	13	13	14
Limited partnership investment, included in other invested assets	—	—	12	12	12
Related party loans	—	—	71	71	71
Total	$—	$—	$710	$710	$692

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$14,884	$14,884	$16,868
Debt	—	300	100	400	400
Total	$—	$300	$14,984	$15,284	$17,268

	September 30, 2015
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$490	$490	$491
Policy loans, included in other invested assets	—	—	9	9	11
Limited partnership investment, included in other invested assets	—	—	4	4	4
Related party loans	—	—	78	78	78
Total	$—	$—	$581	$581	$584

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$14,126	$14,126	$15,621
Debt	—	312	—	312	300
Total	$—	$312	$14,126	$14,438	$15,921
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the year ended September 30, 2016. There were no transfers between Level 1 into Level 2 for the year ended September 30, 2015. There were no transfers between Level 1 into Level 2 for the year ended September 30, 2014 reflecting the level of market activity in these instruments.

The transfers into and out of Level 3 were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value. Accordingly, the Company’s assessment resulted in gross transfers out of level 3 with valuation of $159 related to asset-backed, commercial mortgage-backed, corporate, hybrid and residential mortgage-backed securities during the year ended September 30, 2016. The Company’s assessment resulted in gross transfers into level 3 with valuation of $97 related to asset-backed, corporate and hybrid securities during the year ended September 30, 2016. During the year ended September 30, 2015, there were gross transfers out of Level 3 of $53 related to asset-backed and corporate securities. The Company’s assessment resulted in a gross transfer out of Level 3 of $227 related to asset-backed, commercial mortgage-backed, and corporate securities during the year ended September 30, 2014.

(7) Intangible Assets
Information regarding VOBA and DAC which includes deferred sales inducement, is as follows:

	VOBA	DAC	Total
Balance at September 30, 2015	$187	$801	$988
Deferrals	—	350	350
Adjustments
Unlocking	25	2	27
Interest	11	34	45
Amortization	(41)	(85)	(126)
Adjustment for unrealized investment gains	(163)	(95)	(258)
Balance at September 30, 2016	$19	$1,007	$1,026

Accumulated amortization	$396

	VOBA	DAC	Total
Balance at September 30, 2014	$59	$456	$515
Deferrals	—	317	317
Adjustments
Unlocking	19	4	23
Interest	12	22	34
Amortization	(68)	(53)	(121)
Adjustment for unrealized investment losses	165	55	220
Balance at September 30, 2015	$187	$801	$988

Accumulated amortization	$391

	VOBA	DAC	Total
Balance at September 30, 2013	$192	$331	$523
Deferrals	—	238	238
Adjustments
Unlocking	22	3	25
Interest	15	14	29
Amortization	(87)	(56)	(143)
Adjustment for unrealized investment gains	(83)	(74)	(157)
Balance at September 30, 2014	$59	$456	$515

Accumulated amortization	$354
Amortization of VOBA and DAC is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4% to 5%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Consolidated Statement of Operations. As of September 30, 2016 and 2015, the VOBA balance included cumulative adjustments for net unrealized investment losses (gains) of $(162) and $1, respectively, and the DAC balances included cumulative adjustments for net unrealized investment losses (gains) of $(96) and $(1), respectively.
The above DAC balances include $86 and $59 of deferred sales inducements, net of shadow adjustments, as of September 30, 2016 and 2015, respectively.

The weighted average amortization period for VOBA is approximately 5.2 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2017	$27
2018	25
2019	22
2020	18
2021	15
Thereafter	74

(8) Debt
In March 2013, FGL's wholly owned subsidiary, FGLH, issued $300 aggregate principal amount of its 6.375% senior notes (“Notes Offering”) due April 1, 2021, at par value, which FGLH became eligible to redeem after April 1, 2016. Interest payments are due semi-annually, April 1 and October 1, commencing October 1, 2013.
In connection with the Notes Offering, FGL capitalized $10 of debt issue costs. The fees are classified as “Other assets” in the accompanying Consolidated Balance Sheets and as of September 30, 2016 these have been fully amortized using the straight-line method, which approximated the effective yield method over the term of the debt.
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
On September 30, 2016, the Company drew $100 on the revolver and the total drawn as of September 30, 2016 was $100. Various financing options are available within the credit facility, including overnight and term based borrowing.  In each case, a margin is ascribed based on the Debt to Capitalization ratio of the Company. As of September 30, 2016, the interest rate was equal to 5.5% when the Company drew on the revolver and would have been equal to 5.25% had the Company drawn on the revolver as of September 30, 2015
The Company's outstanding debt as of September 30, 2016 and 2015 is as follows:

	September 30, 2016	September 30, 2015
Debt	$300	$300
Revolving credit facility	100	—
The interest expense and amortization of debt issuance costs of the Company's debt for the years ended September 30, 2016, 2015 and 2014, respectively, were as follows:

	Year ended September 30,
	2016		2015		2014
	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
Debt	$19	$2	$19	$4	$19	$4
Revolving credit facility	—	1	—	1	—	—

(9) Equity
Stock Split
On November 26, 2013, the Company’s board of directors increased the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 100 thousand to 500,000 thousand and approved a stock split of the issued and outstanding shares of common stock at a ratio of 4,700-for-1, resulting in 47,000 thousand shares outstanding. Net income per common share and the weighted average common shares used in computing net income per share for the years ended September 30, 2016, 2015 and 2014, included in the Company’s Consolidated Statements of Operations, have been adjusted to give effect to the stock split. Likewise, the amount of shares authorized, issued, and outstanding disclosed in the Company’s Consolidated Balance Sheets have also been adjusted.
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
Share Repurchases
On September 2, 2014, the Company’s Board of Directors authorized the repurchase of up to 500 thousand shares of the Company’s outstanding shares of common stock over the next twelve months. This share repurchase program was completed as of June 30, 2015 and a total of 512 thousand shares of common stock were repurchased at cost for a total cost of $11, which are held in treasury; of which 500 thousand shares were pursuant to the repurchase program and 12 thousand shares were acquired to satisfy employee income tax withholding pursuant to the Company’s stock compensation plan. During the year ended September 30, 2016, an additional 25 thousand shares were acquired for a total cost of $1 to satisfy employee income tax withholding pursuant to the Company’s stock compensation plan, resulting in a total of 537 thousand shares repurchased, held in treasury, for a total cost of $12. Subsequent to the Company's repurchase of shares, HRG indirectly held 47,000 thousand shares of FGL's outstanding common stock, representing an approximate 80% interest at September 30, 2016.
Dividends
The Company declared and paid the following cash dividends during the years ended September 30, 2016, 2015, and 2014:

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
November 18, 2014	December 15, 2014	December 1, 2014	58,279	$0.065	$4
February 10, 2015	March 9, 2015	February 23, 2015	57,975	$0.065	$4
May 1, 2015	June 1, 2015	May 18, 2015	57,932	$0.065	$4
July 31, 2015	August 31, 2015	August 17, 2015	57,976	$0.065	$4
November 12, 2015	December 14, 2015	November 30, 2015	58,144	$0.065	$4
February 2, 2016	March 7, 2016	February 22, 2016	58,210	$0.065	$4
April 28, 2016	May 30, 2016	May 16, 2016	58,211	$0.065	$4
August 1, 2016	September 6, 2016	August 22, 2016	58,211	$0.065	$4
On November 10, 2016, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend will be paid on December 12, 2016 to shareholders of record as of the close of business on November 28, 2016.
Restricted Net Assets of Subsidiaries
FGLH’s equity in restricted net assets of consolidated subsidiaries was approximately $1,789 as of September 30, 2016 representing 94% of FGLH’s consolidated stockholder’s equity as of September 30, 2016 and consisted of net assets of FGLH which were restricted as to transfer to FGL in the form of cash dividends, loans or advances under regulatory restrictions.

(10) Stock Compensation
On November 7, 2013, FGL’s Board of Directors adopted a long term stock-based incentive plan (the “FGL 2013 Stock Incentive Plan” or the “Omnibus Plan”) under which certain officers, employees, directors and consultants are eligible to receive equity based awards. The Omnibus Plan was approved by the stockholder on November 19, 2013, became effective on December 12, 2013 and expires in December 2023. FGL’s Compensation Committee approved the granting of awards under the Omnibus Plan to certain employees, officers and directors (other than the members of the Compensation Committee). In addition, FGL’s Board of Directors approved the granting of awards to members of FGL’s Compensation Committee (the “Compensation Committee Awards”). The Compensation Committee Awards were not made under the Omnibus Plan; however, these awards will be construed and administered as if subject to the terms of the Omnibus Plan. In February 2015, the Omnibus Plan was amended to permit the members of FGL’s Compensation Committee to receive awards thereunder. FGL’s Board of Directors and stockholder also approved the granting of unrestricted common shares to its directors in lieu of cash compensation at the election of each individual director (the “Unrestricted Share Awards”). The Omnibus Plan, Compensation Committee Awards and the Unrestricted Share Awards are collectively referred to as the “FGL Plans”. Stock options, restricted stock and unrestricted stock awarded under the FGL Plans are accounted for as equity awards. As of the date the stock awards are approved and communicated to the recipient, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period, and is recognized as an increase to Additional paid-in capital in stockholders’ equity. At this time, FGL plans to issue new shares to satisfy stock option exercises, but may use treasury shares acquired under the repurchase program authorized on September 2, 2014. In fourth quarter 2016, FGL decided to settle the Performance Restricted Stock Unit (“PRSU”) awards granted under the FGL Plans in cash upon vesting and, therefore, reclassified these awards from equity to Other Liabilities. The liability for the PRSUs was valued at fair value (market value of the underlying stock) upon reclassification which resulted in the recognition of additional compensation cost of $3. The PRSUs became fully vested as of September 30, 2016 with payment anticipated to be made in November 2016 based on the fair value of the award at the time of settlement.
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

As described under “Recent Accounting Pronouncements” in Note 2, the Company early adopted ASU 2016-09 effective October 1, 2015. The Company elected to account for forfeitures as they occur. The adoption of ASU 2016-09 did not have a material effect on the Company’s financial statements and related disclosures.

The Company recognized total stock compensation expense related to the FGL Plans and FGLH Plans as follows:

	Year ended September 30,
	2016	2015	2014
FGL Plans
Stock options	$—	$1	$—
Restricted shares	2	6	1
Performance restricted stock units	10	3	1
Unrestricted shares	—	—	1
	12	10	3
FGLH Plans
Stock Incentive Plan - stock options	—	1	6
2011 DEP	—	—	1
Amended and Restated Stock Incentive Plan - stock options	1	5	5
Amended and Restated Stock Incentive Plan - restricted stock units	—	2	2
2012 DEP	—	1	—
	1	9	14
Total stock compensation expense	13	19	17
Related tax benefit	5	7	6
Net stock compensation expense	$8	$12	$11
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the Consolidated Statements of Operations.
Total compensation expense related to the FGL Plans and FGLH Plans not yet recognized as of September 30, 2016 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Plans
Stock options	$—	1
Restricted shares	2	1
Total unrecognized stock compensation expense	$2	1
FGL Plans
FGL’s Compensation Committee is authorized to grant up to 2,838 thousand equity awards under the FGL Plans. At September 30, 2016, 1,159 thousand equity awards are available for future issuance under the FGL Plans.

FGL granted 119 thousand, 206 thousand, and 249 thousand stock options to certain officers, directors, other key employees and Compensation Committee members in 2016, 2015, and 2014 respectively. These stock options vest in equal installments over a period of three years and expire on the seventh anniversary of the grant date. The total fair value of the options granted in 2016, 2015, 2014 was $0, $1, and $1 respectively.
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

At September 30, 2016, the intrinsic value of stock options outstanding, exercisable and vested was $1, $0 and $1, respectively. At September 30, 2016, the weighted average remaining contractual term of stock options outstanding, exercisable and vested was 5 years, 4 years and 5 years, respectively.
During the year ended September 30, 2016, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit was $0, $2, and $0, respectively. During the year ended September 30, 2015, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $1, $2, and $0, respectively. During the year ended September 30, 2014 the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit was $0, $0, and $0, respectively.
A summary of FGL’s outstanding stock options as of September 30, 2016, and related activity during the period, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2015	317	$21.60
Granted	119	25.75
Exercised	(77)	24.31
Forfeited or expired	(13)	22.12
Stock options outstanding at September 30, 2016	346	22.40
Vested and exercisable at September 30, 2016	114	19.52
The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model and based on the value of FGL's common stock:

	2016	2015	2014
Weighted average fair value per options granted	$1.01	$4.96	$3.76
Risk-free interest rate	0.42%	1.41%-1.50%	1.40% - 1.41%
Assumed dividend yield	1.14%	1.18%-1.19%	1.30%-1.50%
Expected option term	0.5 years	4.5 years	4.5 years
Volatility	14.55%	25.00%	25.00%
The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model for the former Chief Executive Officer's modified stock options and based on the value of FGL's common stock:

Weighted average fair value per option modified	$2.53
Risk-free interest rate	0.20%
Assumed dividend yield	1.18%
Expected option term	0.75 years
Volatility	25.00%
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

FGL granted 26 thousand, 173 thousand, and 171 thousand restricted shares to certain officers, directors, other key employees and Compensation Committee members in 2016, 2015, and 2014 respectively. These shares vest in equal installments over a period of three years. FGL granted 12 thousand restricted shares to an officer in 2015 that vest over the period of one year and granted 8 thousand restricted shares in 2014 to another officer that vest in equal installments over the period of 2 years. In 2015, FGL also granted 140 thousand restricted shares to certain directors which vest in three tranches; 20% on the first anniversary of the grant date; 50% on the second anniversary of the grant date; and 30% on the third anniversary of the grant date. The total fair value of the restricted shares granted in 2016, 2015, and 2014 was $1, $7, and $3 respectively.
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
A summary of FGL’s nonvested restricted shares outstanding as of September 30, 2016, and related activity during the year then ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at September 30, 2015	246	$21.92
Granted	26	25.75
Vested	(100)	21.32
Forfeited or expired	(18)	22.46
Restricted shares outstanding at September 30, 2016	154	22.91
FGL granted 32 thousand and 541 thousand PRSUs to senior executive officers under the Omnibus Plan in 2015 and 2014, respectively. These units vested on September 30, 2016, contingent on the satisfaction of performance criteria and on the officer's continued employment unless otherwise noted in the agreement. PRSUs subject to vesting are adjusted based on FGL's financial yearly performance, which is evaluated on two non-GAAP measures: (1) pre-tax adjusted operating income, and (2) return on equity. Depending on the performance results for each year, the ultimate payout of PRSUs could range from zero to 200% of the target award for each year. One-half of the award is earned based on each year’s results for the awards granted in 2015. One-third of the award is earned based on each year's results for the awards granted in 2014. Based on the results achieved in 2016, 2015, and 2014, a total of 63 thousand, 14 thousand, and 44 thousand additional PRSUs were earned, respectively, subject to the satisfaction of the service requirement noted above. The total fair value of the PRSUs granted in 2015 and 2014 assuming attainment of the target performance level in each year was $1 and $9. The total fair value of the additional PRSUs earned in 2016, 2015, and 2014 was $1, $0, and $1, respectively.
A summary of nonvested PRSUs outstanding as of September 30, 2016, and related activity during the year then ended, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Weighted Average Grant Date Fair Value
PRSUs outstanding at September 30, 2015	515	$17.69
Granted	63	17.82
Vested	(578)	17.71
Forfeited or expired	—	—
PRSUs outstanding at September 30, 2016	—	—

At September 30, 2016, the liability of $14 for the PRSUs was based on the fair value of FGL common stock which was $23.19 per share.
Additionally, FGL granted unrestricted shares totaling 9 thousand and 58 thousand in 2015 and 2014 to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $0 and $1, respectively.

FGLH Plans
Stock options issued under the FGLH Plans vest in three equal installments on each of the first three anniversaries of the grant date and expire on the seventh anniversary of the grant date. The FGLH plans were frozen in November 2013 and, therefore, no stock options were issued under these plans during the years ended September 30, 2016, 2015 and 2014.
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
A summary of FGLH's outstanding stock options as of September 30, 2016 and related activity during the year then ended is as follows (share amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2015	87	$45.04
Granted	—	—
Exercised	(4)	48.71
Forfeited or expired	(1)	49.45
Stock options outstanding at September 30, 2016	82	44.82
Vested and exercisable at September 30, 2016	82	44.82
At September 30, 2016, the liability for vested stock options was based on the fair values of the outstanding options. The following assumptions were used in the determination of these fair values using the Black-Scholes option pricing model and based on the value of FGLH's common stock:

	2016	2015
Weighted average stock option fair value	$78.62	$74.99
FGLH common stock fair value	$123.76	$122.02
FGL common stock value	$23.19	$24.54
Risk-free interest rate	0.26%	0.48%-0.74%
Assumed dividend yield	1.12%	1.16%
Expected option term	0.25 years	1.50 - 2.25 years
Volatility	15.0%	25.0%

The primary input used in the determination of the fair value of FGLH's common stock is the value of the Company's common stock and a discount for lack of liquidity. The dividend yield is based on the expected dividend rate during the expected life of the option. Expected volatility is based on the historical volatility of FGL's stock price after the announcement of the pending merger transaction with Anbang. The expected life of the options granted represents the period of time from the grant date to the estimated closing date of the merger transaction with Anbang. Upon closing of the merger transaction, the vesting of the options will be accelerated and the options will be paid out as described in “Note 1. Basis of Presentation”, and the option agreements contain a “change in control” provision which requires vesting of the options to be accelerated if the options are not replaced by substantially similar awards after the change in control.
At September 30, 2016, the intrinsic value of stock options outstanding, exercisable and vested was $6, $6 and $6, respectively. At September 30, 2016, the weighted average remaining contractual term of stock options outstanding, exercisable and vested was 3 years, 3 years and 3 years, respectively. The intrinsic value of stock options exercised and the amount of cash paid upon exercise during the years ended September 30, 2016, 2015, and 2014 was $0, $9, and $6, respectively.

Restricted stock units issued under the FGLH Plans vest in three equal installments on each of the first three anniversaries of the grant date. During the years ended September 30, 2016, 2015, and 2014, FGLH issued 0 thousand, 0 thousand, and 0 thousand restricted stock units which had a weighted average grant date fair value per unit of $0, $0, and $0, respectively. A summary of FGLH's nonvested restricted stock units as of September 30, 2016 and related activity during the year then ended is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value (a)
Restricted shares outstanding at September 30, 2015	11	$49.57
Granted	—	—
Vested	(11)	49.57
Forfeited or expired	—	49.45
Restricted shares outstanding at September 30, 2016	—	—

(a)	Fair value is based on the value of FGLH’s common stock, not the value of the Company’s common stock.
The amount of cash paid upon vesting of restricted stock units during the years ended September 30, 2016, 2015, and 2014 was $2, $2, and $2, respectively.
FGLH also granted dividend equivalent awards that permit holders of FGLH’s stock option and restricted stock awards to receive a payment in cash in an amount equal to the ordinary dividends declared and paid or debt service payments to HRG by FGLH in each calendar year starting in the year in which the dividend equivalent is granted through the year immediately prior to the year in which the dividend equivalent award vests, divided by the total number of common shares outstanding. Dividend equivalent awards granted in November 2011 vested on March 31, 2014. Dividend equivalent awards granted in December 2012 vested on March 31, 2016. FGLH determined that it was probable the dividend equivalent awards would vest and recognized compensation expense ratably over the dividend equivalent vesting periods. The amount of cash paid upon vesting of dividend equivalent awards during the years ended September 30, 2016, 2015, and 2014 was $1, $1 and $3, respectively.
(11) Income Taxes
FGL is a U.S. taxpayer and does not file income tax returns in any foreign jurisdiction other than Puerto Rico. FGL’s non-life subsidiaries file as part of HRG’s consolidated U.S. Federal income tax return. FGL’s insurance company subsidiaries file their own consolidated U.S. Federal life insurance tax return and will not be eligible to join the consolidated HRG return until January 1, 2017. The income tax liabilities of the FGL members of the consolidated HRG return are calculated using the separate return method.
Income tax (expense) benefit was calculated based upon the following components of income before income taxes:

	Year ended September 30,
	2016	2015	2014
Pretax income (loss):
United States	$153	$182	$189
Outside the United States	—	—	—
Total pretax income	$153	$182	$189

The components of income tax (expense) benefit were as follows:

	Year ended September 30,
	2016	2015	2014
Current:
Federal	$(5)	$(14)	$(51)
State	—	—	—
Total current	$(5)	$(14)	$(51)

Deferred:
Federal	$(51)	$(50)	$25
State	—	—	—
Total deferred	$(51)	$(50)	$25

Income tax (expense)/benefit	$(56)	$(64)	$(26)
The difference between income taxes expected at the U.S. Federal statutory income tax rate of 35% and reported income tax (expense) benefit is summarized as follows:

	Year ended September 30,
	2016	2015	2014
Expected income tax (expense)/benefit at Federal statutory rate	$(54)	$(64)	$(66)
Valuation allowance for deferred tax assets	69	(1)	40
Amortization of low income housing tax credits	(2)	(1)	—
Benefit on LIHTC under proportional amortization method	3	1	—
Write off of expired capital loss carryforward	(73)	—	—
Other	1	1	—
Reported income tax (expense)/benefit	$(56)	$(64)	$(26)

Effective tax rate	37%	35%	14%
For the year ended September 30, 2016, the Company’s effective tax rate was 37%. The negative impact of the valuation allowance expense of the non-life companies was partially offset by the net impact of positive permanent adjustments, including low income housing tax credits and dividends received deduction. For the year ended September 30, 2016, the remaining unutilized life company capital loss carryforwards deferred tax assets expired and were written off, resulting in $73 in deferred income tax expense which was entirely offset by a valuation allowance release of the same amount.
For the year ended September 30, 2015, the Company’s effective tax rate was 35%. The impact of valuation allowance expense was offset by the net impact of positive permanent adjustments.
For the year ended September 30, 2014, the Company’s effective tax rate of 14%, was positively impacted by the partial release of valuation allowance attributed to the Company’s implementation of a tax planning strategy that allowed for the utilization of capital loss carry forwards that management originally concluded were more-likely-than-not unrealizable.
For the year ended September 30, 2016, the Company recorded net valuation allowance release of $69 (comprised of a full year valuation allowance release of $74 related to the life insurance companies, offset by a net increase to valuation allowance of $5 related to FGL’s non-life companies). During the year ended September 30, 2016, the remaining unutilized life company capital loss carryforward deferred tax assets expired and were written off, resulting in $73 in deferred income tax expense. Most of the valuation allowance release during the year was attributable to this write-off. For the year ended September 30, 2015, the Company recorded net valuation allowance expense of $1 (comprised of a full year valuation allowance release of $4 related to the life insurance companies, offset by a net increase to valuation allowance of $5 related to FGL’s non-life companies). For the year ended September 30, 2014, the company recorded net valuation allowance release of $40 (comprised of a full year valuation allowance release of $43 related to the life insurance companies, partially offset by a net increase to valuation allowance of $3 related to FGL’s non-life companies).

The Company records tax expense (benefit) that results from a change in other comprehensive income (“OCI”) directly to OCI. Tax expense recorded directly to OCI includes deferred tax expense arising from a change in unrealized gain (loss) on available-for-sale securities and the tax-effects of other income items that are recorded to OCI. Changes in valuation allowance that are solely due to a deferred tax liability related to the unrealized gain on an available-for-sale security are allocated to other comprehensive income in accordance with ASC 740-10-45-20, "Income Taxes: Other Presentation Matters" . For the year ended September 30, 2016, the Company recorded $188 in deferred tax expense, partially offset by $1 in valuation allowance release, to OCI.
An excess tax benefit is the realized tax benefit related to the amount of deductible compensation cost reported on an employer’s tax return for equity instruments in excess of the compensation cost for those instruments recognized for financial reporting purposes. The Company adopted ASU-2016-09 (Stock Compensation) effective October 1, 2015. ASU-2016-09 eliminates the requirement for excess tax benefits to be recorded as additional paid-in capital when realized. For the year ended September 30, 2016, FGL recorded all excess tax benefits in the Consolidated Statements of Operations as a component of current income tax expense in accordance with the newly adopted guidance. Please refer to the “Note 2. Significant Accounting Policies and Practices” section for additional information on ASU-2016-09.
The following table is a summary of the components of deferred income tax assets and liabilities:

	Year ended September 30,
	2016	2015
Deferred tax assets:
Net operating loss, credit and capital loss carryforwards	$93	$169
Insurance reserves and claim related adjustments	511	424
Investments	—	24
Other	44	32
Valuation allowance	(51)	(120)
Total deferred tax assets	$597	$529

Deferred tax liabilities:
Value of business acquired	$(7)	$(65)
Investments	(312)	—
Deferred acquisition costs	(277)	(209)
Other	(11)	(27)
Total deferred tax liabilities	$(607)	$(301)

Net deferred tax assets and (liabilities)	$(10)	$228
At September 30, 2016, the Company’s valuation allowance of $51 consisted of a valuation allowance of $0 on life company deferred tax assets and a full valuation allowance of $51 on FGL’s non−life insurance net deferred taxes. The life company's remaining capital loss carryforwards expired on December 31, 2015, and the capital loss carryforward deferred tax assets and related valuation allowance were written off at that time. At September 30, 2015, the Company’s valuation allowance of $120 consisted of a valuation allowance of $74 on life company capital loss carryforwards and a full valuation allowance of $46 on FGL’s non−life insurance net deferred taxes.
The Company maintains a valuation allowance against the deferred tax assets of its non-life insurance company subsidiaries. The non-life insurance company subsidiaries have a history of losses and insufficient sources of future income in order to recognize any portion of their deferred tax assets. All other deferred tax assets are more likely than not to be realized based on expectations as to our future taxable income and considering all other available evidence, both positive and negative.
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
At September 30, 2016 and 2015, FGL has NOL carryforwards of $92 and $92, respectively, which, if unused, will expire in years 2026 through 2036. FGL has capital loss carryforwards totaling $6 and $217 at September 30, 2016 and 2015, respectively, which if unused, will expire in years 2016 through 2021. In addition, at September 30, 2016 and 2015, FGL has low income housing tax credit carryforwards totaling $52 and $54, respectively, which, if unused, will expire in years 2020 through 2036, and alternative minimum tax credits of $6 and $6, respectively, that may be carried forward indefinitely.
FGL’s non-life subsidiaries file as part of HRG’s consolidated U.S. Federal income tax return. FGL’s insurance company subsidiaries file their own consolidated U.S. Federal life insurance tax return and will not be eligible to join the consolidated HRG return January 1, 2017. The income tax liabilities of the FGL members of the consolidated HRG return are calculated using the separate return method with any payable or receivable reflecting an amount they would have recorded had they filed their own return. As of September 30, 2016 and 2015, FGL and its subsidiaries have an income tax liability totaling $2 and $1, respectively, which represents what they would have owed the IRS had they filed their own tax return.
The U.S. Federal income tax returns of FGL for years prior to 2013 are no longer subject to examination by the taxing authorities. With limited exception, FGL is no longer subject to state and local income tax audits for years prior to 2011. FGL does not have any unrecognized tax benefits (“UTBs”) at September 30, 2016 and 2015. In the event the Company has UTBs, interest and penalties related to uncertain tax positions would be recorded as part of income tax expense in the financial statements. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.

(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of September 30, 2016 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

Asset Type	September 30, 2016
Other invested assets	$55
Fixed maturity securities, available-for-sale	16
Other assets	32
Total	$103

Lease Commitments
The Company leases office space under non-cancelable operating leases that expire in May 2021. The Company also leased office furniture and office equipment under non-cancelable operating leases that expired in 2012. For the years ended September 30, 2016, 2015 and 2014, the Company’s total rent expense was $2, $2 and $2, respectively. As of September 30, 2016, the minimum rental commitments under the non-cancelable leases are as follows:

Fiscal Year	Amount
2017	$2
2018	2
2019	2
2020	2
2021	1
Thereafter	—
Total	$9
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
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2016, FGL has accrued $3 for guaranty fund assessments which is expected to be offset by estimated future premium tax deductions of $3.
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
On July 5, 2013, Eddie L. Cressy filed a putative class Complaint captioned Eddie L. Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. in the Superior Court of California, County of Los Angeles (the "Court"), Case No. BC-514340. The Complaint was filed after the Plaintiff was unable to maintain an action in federal court. The Complaint asserts, inter alia, that the Plaintiff and members of the putative class relied on Defendants’ advice in purchasing allegedly unsuitable equity-indexed insurance policies.
On January 2, 2015, the Court entered Final Judgment in Cressy, certifying the class for settlement purposes, and approving the class settlement reached on April 4, 2014. On August 10, 2015, the Company tendered $1 to the Settlement Administrator for a claim review fund. The Company implemented an interest enhancement feature for certain policies as part of the class settlement, which enhancement began on October 12, 2015. On October 24,

2016, the parties filed a Joint Motion to amend the January 2, 2015 Final Order and Judgment, to extend the deadline for settlement completion from October 24, 2016 to December 5, 2016.
At September 30, 2016, the Company estimated the total cost for the settlement, legal fees and other costs related to Cressy would be $9 with a liability for the unpaid portion of the estimate of less than $1. The Company has incurred and paid $6 related to legal fees and other costs and $3 related to settlement costs as of September 30, 2016. Based on the information currently available the Company does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued.
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
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri (the "District Court"), captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. Harbinger Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Re (Cayman) Ltd. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), requests injunctive and declaratory relief seeks unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims Plaintiff Ludwick overpaid at least $0 for her annuity. On April 13, 2015, the Company joined in the filing of a Joint Motion to Dismiss the complaint. On February 12, 2016, the District Court granted the defendants’ Joint Motion to Dismiss. Judgment was entered on February 12, 2016. On March 3, 2016, Plaintiff Ludwick filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”) from the District Court’s Order and Judgment. As of September 30, 2016, the Company did not have sufficient information to determine whether the Company is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $2, which was accrued during the year ended September 30, 2016.
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

The effect of reinsurance on premiums earned, benefits incurred and reserve changes (net benefits incurred) for the years ended September 30, 2016, 2015 and 2014 were as follows:

	Year ended September 30,
	2016		2015		2014
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$261	$1,069	$260	$833	$267	$1,103
Assumed	1	1	—	—	36	28
Ceded	(192)	(279)	(202)	(255)	(247)	(343)
Net	$70	$791	$58	$578	$56	$788
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the years ended September 30, 2016, 2015 and 2014, the Company did not write off any reinsurance balances. During the year ended September 30, 2016, the Company did not commute any ceded reinsurance.
Effective April 1, 2015, Security Life of Denver ("SLD") recaptured a traditional life block of business previously assumed and ceded by the Company and simultaneously ceded this business to Wilton Re.
Effective September 1, 2016, FGL Insurance recaptured a certain block of life insurance ceded to Swiss Re and simultaneously ceded this business to Wilton Re.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Wilton Agreement
In September 2012, Wilton Re and FGL Insurance reached a final agreement on the initial settlements associated with the reinsurance transactions FGL Insurance entered into. The final settlement amounts did not result in any material adjustments to the amounts reflected in the financial statements. FGL Insurance recognized a net pre-tax gain of $18 on these reinsurance transactions which has been deferred and is being amortized over the remaining life of the underlying reinsured contracts. The unamortized portion of this deferred gain was $10 and $11 as of September 30, 2016 and 2015, respectively.
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
As of September 30, 2016, there was $201 available under the letter of credit facility. The Nomura Facility will terminate on September 30, 2017, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGLH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of

December 31, 2015, Raven Re’s statutory capital and surplus was $28 in excess of the minimum level required under the Reimbursement Agreement.

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
At September 30, 2016 and 2015, the Company's reinsurance recoverable included $1,120 and $1,227, respectively, and funds withheld for reinsurance liabilities included $1,172 and $1,258, respectively, related to FSRCI.
Below are the ceded operating results to FSRCI for the year ended September 30, 2016, 2015 and 2014:

Revenues:	Year ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014
Premiums	$3	$1	$1
Net investment income	61	63	64
Net investment gains (losses)	(8)	(30)	25
Insurance and investment product fees	3	4	5
Total revenues	59	38	95

Benefits and expenses:
Benefits and other changes in policy reserves	(47)	(42)	(60)
Acquisition & operating expenses, net of deferrals	(4)	(4)	(6)
Total benefits and expenses	(51)	(46)	(66)

Operating income (loss)	$8	$(8)	$29
FGL Insurance invested in CLO securities issued by Fortress Credit Opportunities III CLO LP ("FCO III") and also invested in securities issued by Fortress Credit BSL Limited ("Fortress BSL"). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC, which acquired interests greater than 10% ownership in HRG as of September 30, 2014. In March 2016, Hildene Leveraged Credit, LLC (“HLC”) sold four CLOs to Fortress Investment Group LLC.  The four Hildene CLOs are now managed by an affiliate of Fortress Investment Group LLC, Fortress Credit Advisors, LLC.  As of September 30, 2016, the Company held two of these CLOs at par with a carrying value of $25. In August 2016, FGL purchased $15 of a commercial real estate CLO from Fortress Investment Group LLC.
During the year ended September 30, 2014, Leucadia National Corp's ("Leucadia") ownership interest in HRG's outstanding shares exceeded 10%; and Jefferies Group Inc. ("Jefferies") is a wholly owned subsidiary of Leucadia. Additionally, during the year ended September 30, 2014, Frederick's of Hollywood became a wholly owned subsidiary of HRG. The Company sold all of its holdings in its affiliates, Leucadia, Jefferies, and Frederick's of Hollywood, recognizing gains of $2, $6 and $0, respectively, during the year ended September 30, 2014. Accordingly, the Company had no holdings in these affiliates as of September 30, 2016 and 2015, respectively.
FGL Insurance participates in loans to third parties originated by Salus, an affiliated, limited liability company indirectly owned by HRG. Salus is also considered a VIE as described in “Note 4. Investments” to the Company’s Consolidated Financial Statements. Salus originated senior secured asset-based loans to unaffiliated third-party borrowers. In January 2014, FSRCI acquired preferred equity interests in Salus which have a 10% per annum return and a total par value of $30 which is included in the FSRCI funds withheld portfolio. Accordingly all income on this asset is ceded to FSRCI. The Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests. The carrying value of these investments in Salus as of September 30, 2016 and 2015 are disclosed in the tables below.

During the year ended September 30, 2015, FGL Insurance entered into a transaction with Salus whereby Salus transferred $14 of loan participations and $16 of CLO subordinated debt (i.e., equity tranche) to FGL Insurance in exchange for retirement of the $20 promissory note and $10 revolving loan owed by Salus to FGL Insurance resulting in the termination of these facilities. Additionally, FGL Insurance also entered into a transaction with the Salus CLO whereby FGL insurance transferred $29 of loan participations into the CLO in exchange for $27 of CLO subordinated notes (i.e., equity tranche) and a promissory note of $3 from Salus. Both transactions qualified as sales of financial assets accounted for at fair value and therefore did not result in any gain or loss. FGL Insurance also concluded that it is not the primary beneficiary of the Salus CLO before and after these two transactions, and as of September 30, 2016, as FGL Insurance lacks the power to direct the activities that significantly affect the economic performance of the CLO and, to a lesser extent, FGL Insurance continues to own less than a majority ownership of the CLO subordinated notes after the two transactions. In June of 2016, the Salus promissory note was repaid for $2 and all obligations under the note were satisfied.
Please refer to "Note 5. Derivative Financial Instruments" to the Company’s Consolidated Financial Statements for disclosure of Canadian dollar foreign exchange swap agreements for certain Salus loan participations.
In August of 2015 and October of 2015, FGL entered into separate engagement letters with Credit Suisse and Jefferies, respectively, pursuant to which Credit Suisse and Jefferies agreed (on a non-exclusive basis) to provide financial advisory services to FGL in connection with a transaction involving a merger or other similar transaction with respect to at least a majority of the capital stock of FGL.  HRG, the holder of a majority of shares of outstanding common stock of FGL, is also a party to each engagement letter. Under each engagement letter, Credit Suisse and Jefferies, respectively, are entitled to receive a fee which represents a percentage of the value of the transaction, plus reimbursement for all reasonable out-of-pocket expenses incurred by Credit Suisse or Jefferies, as applicable, in connection with their engagement.  FGL has also agreed to indemnify Credit Suisse and Jefferies for certain liabilities in connection with their engagement.  Under each engagement letter, HRG is required to reimburse FGL for compensation paid by FGL to Credit Suisse or Jefferies under certain circumstances.  Specifically, if compensation to Credit Suisse or Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG (and not other stockholders of FGL), HRG will reimburse FGL for the full amount of such compensation.  If compensation to Credit Suisse or Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG and a disposition of not more than 50% of the shares of FGL held by stockholders of FGL other than HRG, HRG will reimburse FGL for its pro rata portion of such compensation (based on its relative number of shares compared to those held by stockholders of FGL other than HRG).
In 2016, HGI Energy Holdings, LLC (“HGI Energy”) disposed of a significant portion of its assets and HRG used this asset disposal to recapitalize HGI Energy by contributing $110 to HGI Energy.  HGI Energy used these funds to purchase $110 of Spectrum Brands Holdings, Inc. public common stock from another HRG affiliate, HGI Funding, LLC. Concurrent with the asset sale and recapitalization of HGI Energy, FGL Insurance exchanged the notes issued by HGI Energy in 2013 (the "Old Notes") with a par value and fair value of $78 and $72, respectively, for new notes issued by HGI Energy (the "New Notes") with a par value and fair value of $72, respectively.  As a result of these transactions, FGL Insurance reflected a change of intent with respect to the Old Notes and recognized an impairment loss of $6.   Old Notes with a par value of $28 and a fair value of $26 were held in the FSRCI funds withheld portfolio; accordingly $2 of the impairment loss was ceded to FSRCI.  Concurrent with the exchange of Old Notes for the New Notes, FGL Insurance transferred, at fair value, the New Notes held in its general account to the FSRCI funds withheld portfolio in exchange for $46 cash.

The Company’s related party investments as of September 30, 2016 and 2015, and related net investment income for the years ended September 30, 2016, 2015, and 2014 are summarized as follows:

		September 30, 2016
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed maturities, available for sale	$19	$—	$19
Fortress Investment Group CLOs	Fixed maturities, available for sale	225	2	227
Salus preferred equity (a)	Equity securities, available for sale	3	—	3
Salus participations (b)	Other invested assets	21	—	21
HGI energy loan (c)	Related party loans	71	—	71
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) Includes loan participations with 4 different borrowers with an average loan fair value of $5 as of September 30, 2016.
(c) The total HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

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
(b) Includes loan participations with 17 different borrowers with an average loan fair value of $6 as of September 30, 2015
(c) $20 of the total HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		Year ended September 30,
		2016	2015	2014
Type	Investment Income Classification	Net investment income	Net investment income	Net investment income
Salus CLOs	Fixed maturities	$9	$11	$13
Fortress Investment Group CLOs	Fixed maturities	11	8	2
Leucadia National Corporation	Fixed maturities	—	—	1
Jefferies Group Inc.	Fixed maturities	—	—	1
Salus preferred equity	Equity securities	—	—	2
Salus participations	Other invested assets	4	15	19
EIC participations	Other invested assets	1	—	—
HGI energy loan	Related party loans	4	5	6
Salus 2012 participations	Related party loans	—	—	1
Salus promissory note	Related party loans	—	1	1
Salus revolver	Related party loans	—	—	1
The Company had realized foreign exchange losses of $5, $4 and $1 for the years ended September 30, 2016, 2015 and 2014, respectively, related to its CAD denominated loan participations originated by Salus. Additionally, the Company had foreign exchange derivative and embedded derivative losses, including losses on CAD currency forward contracts, of $2 for the year ended September 30, 2016, and gains of $9 and $2 for the years ended September 30, 2015 and 2014, respectively, included in other invested assets. See "Note 5. Derivative Financial Instruments" to the Company’s Consolidated Financial Statements for further details.
During 2016, the Company received proceeds from the RSH liquidation trust of $23 resulting in a realized gain of $8. See "Note 4. Investments" to the Company's Consolidated Financial Statements for further details.
In August 2016, FGL Insurance exchanged the $71 2013 HGI Energy Loan issued by HGI Energy for new notes issued by HGI Energy for the same fair value with an August 2017 maturity date. The new notes issued are held in the FSRCI funds withheld portfolio.
The Company had realized impairment losses of $11 and $46 on available-for-sale fixed maturity securities, $22 and $36 on other invested assets, and $4 and $0 on related party loans, for the year ended September 30, 2016 and 2015, respectively, related to affiliated investments. The 2015 amount included $35 in fixed maturities, available for sale and other invested assets, respectively due to direct and indirect investments in RSH included within the Salus CLOs and the Salus participations.
During the year, the Company has investment management agreements with Salus, CorAmerica Capital, LLC, and Energy & Infrastructure Capital, LLC ("EIC"), all wholly-owned subsidiaries of HGI Asset Management Holdings, LLC, which is also a wholly owned subsidiary of HRG. The agreement for EIC was terminated in July 2016, and CorAmerica is no longer a wholly-owned subsidiary of HGI Asset Management Holdings. The Company paid management fees to these entities for the services provided under these agreements which are usual and customary for these types of services. The Company paid Salus $0, $1 and $0 during the year ended September 30, 2016, 2015 and 2014, respectively, paid CorAmerica Capital, LLC  $3, $1 and $0 during the year ended September 30, 2016, 2015 and 2014, respectively and  paid EIC $0, $0 and $0 during the year ended September 30, 2016, 2015 and 2014, respectively.
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
(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Year ended September 30,
	2016	2015	2014
Net income attributable to common shares - basic	$97	$118	$163

Weighted-average common shares outstanding - basic	58,275	58,118	55,970
Dilutive effect of unvested restricted stock and unvested performance restricted stock	271	208	31
Dilutive effect of stock options	32	35	10
Weighted-average shares outstanding - diluted	58,578	58,361	56,011

Net income per common share:
Basic	$1.67	$2.03	$2.91
Diluted	$1.66	$2.02	$2.90
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
The calculation of diluted earnings per share for the years ended September 30, 2016, 2015, and 2014 excludes the incremental effect related to certain outstanding stock options and restricted shares due to their anti-dilutive effect.  The number of weighted average equivalent shares excluded in 2016, 2015, and 2014 are 19 thousand shares,17 thousand shares, and less than 1 thousand shares, respectively.  Also, stock-based compensation awards under the FGLH Plans are settled in cash, therefore, are excluded from the computation of diluted earnings per share. In the fourth quarter 2016, we decided to settle the performance restricted stock units in cash upon vesting, therefore, the performance restricted stock units are excluded from the computation of diluted earnings per share in the fourth quarter.

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
The Company’s principal insurance subsidiaries’ statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of the Company’s wholly owned insurance subsidiaries were as follows:

	Subsidiary (state of domicile)(a)
	FGL Insurance (IA)(b)	FGL NY Insurance (NY)
Statutory Net Income (loss):
Year ended December 31, 2015	$(53)	$(1)
Year ended December 31, 2014	105	2
Year ended December 31, 2013	118	1

Statutory Capital and Surplus:
December 31, 2015	$1,239	$59
December 31, 2014	1,212	61

(a)	FGL NY Insurance is a subsidiary of FGL Insurance, and the columns should not be added together.
(b) FGL Insurance Company re-domesticated to Iowa effective November 1, 2013. Prior to November 1, 2013, the Company was domiciled in the state of Maryland.
The amount of statutory capital and surplus necessary to satisfy the applicable regulatory requirements is less than FGL Insurance’s and FGL NY Insurance’s respective statutory capital and surplus.
Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. The Company monitors the RBC of FGLH’s insurance subsidiaries. As of December 31, 2015 and 2014, each of FGLH’s insurance subsidiaries had exceeded the minimum RBC requirements.
The Company’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2015, in accordance with applicable dividend restrictions, the Company’s subsidiaries could pay “ordinary” dividends of $124 to FGLH in 2016, less any dividends paid during the immediately preceding 12 month period. The Company did not declare or pay any dividends to FGLH during the 12 month period ended September 30, 2016. Therefore, FGL Insurance is able to declare an ordinary dividend up to $124 with respect to its 2015 statutory results, subject to management’s discretion.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in an increase in statutory capital and surplus of $47 at December 31, 2015 and a decrease of $5 at December 31, 2014. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $806 to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which had the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practice has no impact on the Company’s Consolidated Financial Statements which are prepared in accordance with GAAP.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $220 and $245 at December 31, 2015 and 2014, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $4 and $17 at December 31, 2015 and 2014, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be negative $14 and $75 as of December 31, 2015 and 2014, respectively and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated fixed maturity securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with NBI’s consent. FGL Insurance’s statutory carrying value of Raven Re at December 31, 2015 and 2014 was $210 and $187, respectively
As of December 31, 2015, FGL NY Insurance does not follow any prescribed or permitted statutory accounting practices that differ from the NAIC’s statutory accounting practices.
(17) Other Liabilities
Other liabilities consisted of the following:

	Year ended September 30,
	2016	2015
Amounts payable for investment purchases	$106	$125
Retained asset account	221	213
Option collateral liabilities	118	7
Remittances and items not allocated	77	42
Amounts payable to reinsurers	36	17
Accrued expenses	60	43
Deferred reinsurance revenue	25	27
Other	103	89
Total	$746	$563
(18) Employee Benefit Plans
The Company sponsors a defined contribution plan in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, and the Company makes a discretionary matching contribution of up to 5% of eligible compensation. The Company has also established a nonqualified defined contribution plan for independent agents. The Company makes contributions to the plan based on both the Company’s and the agent’s performance. Contributions are discretionary and evaluated annually. Contributions charged to operations for the employee defined contribution plans, including discretionary amounts, were $2, $2 and $1, for the years ended September 30, 2016, 2015 and 2014, respectively.

(19) Quarterly Results (Unaudited)

Unaudited quarterly results of operations are summarized below.

	Quarter Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	(Dollars in millions, except per share data)
Premiums	$18	$21	$16	$15
Net investment income	238	236	227	222
Net realized gains (losses)	26	(28)	(42)	63
Insurance and investment product fees and other	34	32	32	29
Total revenue	316	261	233	329
Total expenses	262	240	212	250
Net income	30	10	9	48
Net income per common share - basic	0.52	0.16	0.16	0.82
Net income per common share - diluted	0.52	0.16	0.16	0.82

	Quarter Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(Dollars in millions, except per share data)
Premiums	$15	$17	$15	$11
Net investment income	223	212	208	208
Net realized (losses) gains	(112)	74	(58)	59
Insurance and investment product fees and other	24	23	22	20
Total revenue	150	326	187	298
Total expenses	101	192	193	269
Net income (loss)	30	86	(12)	14
Net income (loss) per common share - basic	0.52	1.48	(0.21)	0.24
Net income (loss) per common share - diluted	0.51	1.48	(0.21)	0.24

Schedule I
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

Summary of Investments - Other than Investments in Related Parties
September 30, 2016
(in millions)

	Amortized Cost	Fair Value	Amount at which shown on the balance sheet
Fixed Maturities:
Bonds:
United States Government and government agencies and authorities	$345	$358	$358
States, municipalities and political subdivisions	1,515	1,717	1,717
Foreign governments	5	5	5
Public utilities	1,811	1,881	1,881
All other corporate bonds	14,623	15,215	15,215
Redeemable preferred stock	222	235	235
Total fixed maturities	18,521	19,411	19,411

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust, and insurance companies	104	103	103
Industrial, miscellaneous and all other	4	3	3
Nonredeemable preferred stock	532	577	577
Total equity securities	640	683	683

Derivative investments	221	276	276
Commercial mortgage loans	595	614	595
Other long-term investments	60	58	60
Total investments	$20,037	$21,042	$21,025

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
FIDELITY & GUARANTY LIFE (Parent Only)
CONDENSED BALANCE SHEETS
(in millions)

	September 30, 2016	September 30, 2015

ASSETS
Investments in consolidated subsidiaries	$1,913	$1,464
Fixed maturity securities, available for sale	5	7
Equity securities, available-for-sale, at fair value	12	17
Cash and cash equivalents	2	13
Other assets	2	1
Total assets	$1,934	$1,502
LIABILITIES AND SHAREHOLDERS' EQUITY
Total liabilities	—	—
Shareholders' equity
Preferred stock	—	—
Common stock	1	1
Additional paid in capital	714	714
Retained earnings	792	710
Accumulated other comprehensive income	439	88
Treasury stock	(12)	(11)
Total shareholder's equity	1,934	1,502
Total liabilities and shareholder's equity	$1,934	$1,502

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
(continued)

FIDELITY & GUARANTY LIFE (Parent Only)
CONDENSED STATEMENT OF OPERATIONS
(in millions)

	Year ended September 30,
	2016	2015	2014

Revenues	$(2)	$(9)	$2
	(2)	(9)	2
Operating expenses:
General and administrative expenses	3	6	6
Total operating expenses	3	6	6
Operating loss	(5)	(15)	(4)
Other income:
Equity in net income of subsidiaries	103	133	167
Income before income taxes	98	118	163
Income tax expense	1	—	—
Net income	$97	$118	$163

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
(continued)
FIDELITY & GUARANTY LIFE (Parent Only)
CONDENSED STATEMENT OF CASH FLOWS
(in millions)

	Year ended September 30,
	2016	2015	2014

Cash flows from operating activities
Net income	$97	$118	$163
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized capital and other gains on investments	2	9	(1)
Equity in net income of subsidiaries	(103)	(133)	(167)
Stock based compensation	(2)	10	3
Other assets and other liabilities	2	2	(2)
Net cash (used in) provided by operating activities	(4)	6	(4)
Cash flows from investing activities:
Proceeds from available-for-sale investments, sold, matured or repaid:	5	30	125
Cost of available-for-sale investments:	—	(15)	(174)
Net cash provided by (used in) investing activities	5	15	(49)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transactions fees	2	2	173
Dividends payments	(15)	(15)	(54)
Treasury stock	(1)	(11)	—
Distribution to FGLH and subsidiaries	2	(50)	—
Net cash (used in) provided by financing activities	(12)	(74)	119
Change in cash and cash equivalents	(11)	(53)	66
Cash and cash equivalents at beginning of period	13	66	—
Cash and cash equivalents at end of period	$2	$13	$66

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule III
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
Supplementary Insurance Information
(in millions)

	Year ended September 30,
	2016	2015	2014

Life Insurance (single segment):
Deferred acquisition costs	$1,007	$801	$456
Future policy benefits, losses, claims and loss expenses	3,467	3,468	3,504
Other policy claims and benefits payable	55	55	58
Premium revenue	70	58	56
Net investment income	923	851	760
Benefits, claims, losses and settlement expenses	(791)	(578)	(788)
Amortization of deferred acquisition costs	(49)	(27)	(39)
Other operating expenses	(119)	(113)	(102)

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
Reinsurance
(In millions)

For the year ended September 30, 2016	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net

Life insurance in force	$3,081	$(2,024)	$—	$1,057	—%

Premiums and other considerations:
Traditional life insurance premiums	$261	$(192)	$1	$70	1%
Annuity product charges	191	(67)	—	124	—%
Total premiums and other considerations	$452	$(259)	$1	$194	1%

For the year ended September 30, 2015	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net

Life insurance in force	$2,933	$(2,010)	$—	$923	—%

Premiums and other considerations:
Traditional life insurance premiums	$260	$(202)	$—	$58	—%
Annuity product charges	156	(69)	—	87	—%
Total premiums and other considerations	$416	$(271)	$—	$145	—%

For the year ended September 30, 2014	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net

Life insurance in force	$2,786	$(2,014)	$16	$788	2%

Premiums and other considerations:
Traditional life insurance premiums	$267	$(247)	$36	$56	65%
Annuity product charges	139	(73)	—	66	—%
Total premiums and other considerations	$406	$(320)	$36	$122	30%

See accompanying Report of Independent Registered Public Accounting Firm.