Form 10-K/A
period 2016-09-30
Fidelity & Guaranty Life
filed 2017-01-27
CIK 1585064

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒

As of March 31, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $293 million (based on the closing sale price of the registrant’s common stock as reported on the NYSE $26.24).

The number of shares of common stock outstanding as of January 19, 2017 was 58,418,311.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Fidelity & Guaranty Life for the fiscal year ended September 30, 2016 (“fiscal 2016”), filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2016 (the “Original 10-K”), is being filed solely for the purpose of including the information required by Part III of Form 10-K.

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

PART III

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “FGL,” and the “company,” as used in this Form 10-K filing, refer to Fidelity & Guaranty Life (formerly, Harbinger F&G, LLC) and its subsidiaries and the term “FGLH” refers to Fidelity & Guaranty Life’s direct subsidiary Fidelity & Guaranty Life Holdings, Inc. FGL primarily operates through FGLH’s subsidiary, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”), which is domiciled in Iowa. Our fiscal year ends on September 30 of each year.

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

The following table sets forth information about our directors. The respective age of each individual in the table below is as of January 27, 2017.

NAME	POSITION	CLASS	AGE

James M. Benson*	Director	I	70

Christopher J. Littlefield	Chief Executive Officer, President and Director	I	50

Omar M. Asali	Director	II	46

William P. Melchionni*	Director	II	72

Joseph S. Steinberg	Chairman and Director	II	72

William J. Bawden*	Director	III	70

L. John H. Tweedie	Director	III	71

*	Independent director.

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

Our board of directors is led by our non-executive Chairman, Mr. Steinberg. Our board of directors has determined that Messrs. Bawden, Benson and Melchionni are independent within the meaning of the federal securities laws and the New York Stock Exchange (“NYSE”) Rules.

Class I Directors – Terms Expiring 2018

James M. Benson has served as one of our directors since October 2014 and is a member of the Audit Committee, Compensation Committee and Affiliate Transaction Committee. Mr. Benson has over 40 years of industry experience and is a nationally recognized expert in the fields of financial services and insurance. He has served as President and Chief Executive Officer of Benson Botsford, LLC, since 2006, and has been a director there since 2010. Since 2006, Mr. Benson has served on the board of Sapient Corp. Since 1995 he has served on the board of Hospital for Special Surgery. He serves on the board of Valmark Securities, Inc., and from 2010 until 2013 he was a board member of Aviva USA Corp. He was President and Chief Executive Officer of John Hancock Life Insurance Company, a division of Manulife Financial, from 2002 to 2006. Prior to joining Hancock in 2002, he was President of MetLife, Inc.’s Individual Business enterprise. During his tenure at MetLife, he was Chairman, President and Chief Executive Officer of New England Financial as well as Chairman, President and Chief Executive Officer of GenAmerica Financial Corporation. Before joining MetLife in 1997, he held the dual position of President and Chief Operating Officer of the Equitable Companies, Inc., and was Chief Executive Officer of its flagship life insurance operation, Equitable Life Assurance. Mr. Benson received his undergraduate degree from the University of Illinois and an M.B.A. from the University of Southern California. We believe Mr. Benson’s industry experience well qualifies him to serve on our board of directors.

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

Class II Directors – Terms Expiring 2019

Omar M. Asali has served as director of our company since 2011 and as the chairman of our nominating and corporate governance committee and our compensation committee since March 2015. Since March 2015, Mr. Asali has served as the Chief Executive Officer and President of HRG Group, Inc., our majority stockholder (“HRG”). Mr. Asali has been a senior officer and a director of HRG since June 2011. Mr. Asali is also the Vice Chairman of the board of Spectrum Brands, a director of Front Street Re (Cayman) Ltd. (“FSRCI”), Zap.Com and Compass Production GP, LLC., each of which is a subsidiary of HRG, and a member of the investment committee of HRG’s asset managers. Mr. Asali is responsible for overseeing the day-to-day activities of HRG, including mergers and acquisition activity and overall business strategy for HRG and HRG’s underlying subsidiaries. Mr. Asali has been directly involved in all of HRG’s acquisitions across all sectors, and he is actively involved in HRG’s management and investment activities. Prior to joining HRG, Mr. Asali was a Managing Director and Head of Global Strategy of Harbinger Capital. Prior to joining Harbinger Capital in 2009, Mr. Asali was the co-head of Goldman Sachs Hedge Fund Strategies (“Goldman Sachs HFS”) where he helped manage approximately $25 billion of capital allocated to external managers. Mr. Asali also served as co-chair of the Investment Committee at Goldman Sachs HFS. Before joining Goldman Sachs HFS in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division, providing M&A and strategic advisory services to clients in the High Technology Group. Mr. Asali previously worked at Capital Guidance, a boutique private equity firm. Mr. Asali began his career working for a public accounting firm. Mr. Asali received an M.B.A. from Columbia Business School and a B.S. in Accounting from Virginia Tech. We believe that Mr. Asali’s extensive managerial, finance and investing experience well qualifies him to serve on our board of directors.

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

Joseph S. Steinberg has served as one of our directors since February 2015 and was appointed as Chairman of our board in March 2015. Since December 2014, Mr. Steinberg has served as the Chairman of the Board of Directors of the company’s majority shareholder, HRG. Mr. Steinberg is Chairman of the board of directors of Leucadia National Corporation (“Leucadia”), which is a significant stockholder of HRG. He has served as a director of Leucadia since December 1978 and as President from January 1979 until March 1, 2013, when he became the Chairman of the Leucadia board of directors. Mr. Steinberg has served as Chairman of the board of directors of HomeFed Corporation since 1999 and as a HomeFed director since 1998. Mr. Steinberg also serves on the board of directors of Crimson Wine Group, Ltd. Mr. Steinberg has served as a director of Jefferies Group, LLC since April 2008. Mr. Steinberg previously served as a director of Mueller Industries, Inc. from September 2011 to September 2012. We believe Mr. Steinberg’s managerial and investing experience in a broad range of businesses well qualifies him to serve on our board of directors.

Class III Directors – Terms Expiring 2017

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

L. John H. Tweedie has served as one of our directors since 2011. Mr. Tweedie serves as CEO and is responsible for setting and executing the strategy of FSRCI. Over a period of 35 years, Mr. Tweedie has managed businesses that provide individual life and annuities and property & casualty in both domestic and international markets. Most recently, he served as President and CEO of Northstar Re, a start-up, from 2002 to 2009. Prior to his retirement in 2001, Mr. Tweedie served as a Senior Executive Vice President for Metropolitan Life (then the majority owner of Reinsurance Group of America, Incorporated), in charge of corporate actuarial, corporate controllers and international operations. His tenure at Metropolitan Life included positions as Chief Actuary, President and CEO of Canadian Operations and Executive Officer for International Operations. In addition, Mr. Tweedie oversaw RGA operations and served on the RGA board of directors until his retirement. Mr. Tweedie rejoined the Canadian RGA board of directors in 2010. Mr. Tweedie received his Bachelor of Commerce degree from the University of Manitoba in 1966 and became a fellow of the Canadian Institute of Actuaries and the Society of Actuaries in 1971. We believe that Mr. Tweedie’s extensive actuarial, financial and executive experience well qualifies him to serve on our board of directors.

Executive Officers

The following sets forth certain information with respect to our executive officers, as of January 27, 2017. All officers of our company serve at the discretion of our board.

Name	Age	Position
Christopher J. Littlefield	50	President, Chief Executive Officer and Director
Rajesh Krishnan	45	Executive Vice President and Chief Investment Officer
Eric L. Marhoun	54	Executive Vice President, General Counsel and Secretary
Dennis R. Vigneau	50	Executive Vice President and Chief Financial Officer
Rosanne Boehm	58	Senior Vice President, Human Resources
John D. Currier	46	Senior Vice President, Chief Actuary
Christopher S. Fleming	49	Senior Vice President, Operations and Technology
John P. O’Shaughnessy	60	Senior Vice President, Business Development
John A. Phelps, II	57	Senior Vice President and Chief Distribution Officer
Mark Wiltse	49	Chief Accounting Officer
Wendy J.B. Young	52	Senior Vice President and Chief Risk Officer

Christopher J. Littlefield – For Mr. Littlefield’s biographical information please refer to the above description located under “Directors – Class I Directors – Terms Expiring 2018.”

Rajesh Krishnan is our Executive Vice President and Chief Investment Officer and is responsible for all aspects of our investment portfolio. Mr. Krishnan joined our company in 2009, as Senior Vice President and Chief Investment Officer, and led the restructuring of the company’s fixed income portfolio. Following our acquisition of our direct subsidiary, Fidelity & Guaranty Life Holdings, Inc. (“FGLH”), Mr. Krishnan led the development of in-house asset management capabilities including the establishment of the company’s Baltimore-based trading desk, and was promoted to Executive Vice President in August 2012. Prior to joining Old Mutual US Life, Mr. Krishnan spent 14 years with Wellington Management Company, an investment management company, in Boston, Massachusetts, where he was most recently a Fixed Income Portfolio Manager and Associate Partner focusing on managing bond portfolios for a wide range of insurance clients. Mr. Krishnan is a Chartered Financial Analyst and a member of the Boston Security Analysts Society. He holds a Bachelor of Arts degree from Harvard College.

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

Dennis R. Vigneau joined our company as Senior Vice President in January 2014 and began serving as our Chief Financial Officer in February 2014. During fiscal 2015, Mr. Vigneau was promoted to Executive Vice President. Mr. Vigneau brings extensive public company experience, having served as Senior Vice President and Chief Financial Officer from November 2010 to March 2013 at Kemper Corporation, a multi-line insurance holding company offering life, health, auto, and homeowners insurance, Senior Vice President and Chief Financial Officer and Deputy Chief Financial Officer from August 2008 to May 2010 at American Life Insurance Company, an insurance company subsidiary during such time of American International Group operating primarily in the foreign life insurance market, and Senior Vice President and Chief Financial Officer, Retirement and Protection division of Genworth Financial, a life and health insurance company, from January 2007 to July 2008. Mr. Vigneau received his Bachelor of Science degree in Accounting from New Hampshire College, summa cum laude.

Rosanne Boehm joined our company as Assistant Vice President, Organization Development in 2008 and was promoted to Vice President, Human Resources in April 2011. She was promoted to Senior Vice President, Human Resources in August 2012. She is responsible for all of the company’s human resources and talent management strategies and initiatives. Ms. Boehm has more than 25 years of domestic and international human resources experience in the financial services, manufacturing and government services industries. Prior to joining our company, Ms. Boehm held human resources leadership positions with companies including Honeywell Technology Solutions, Northrop Grumman and PACE Incorporated and has experience with both large and small, union and non-union as well as multi-location organizations. Ms. Boehm holds a Bachelor of Science degree in Business Administration/Human Resources from Columbia Union College as well as a Graduate Certification in Organization Development from Johns Hopkins University. She holds an active accreditation as Senior Professional in Human Resources (SPHR) from the Human Resources Certification Institute and a Fellow – Life Management Institute (Level 1) from LOMA. Ms. Boehm is a member of the Society of Human Resources Management and the Organization Development Network, and holds a number of professional certifications in the use of various human resources assessment tools and instruments.

John D. Currier Jr. joined the company as Deputy Chief Actuary in May 2015 and was named Chief Actuary in October 2016. Mr. Currier has more than 25 years of experience in the insurance industry. Prior to joining our company, he served briefly as Chief Operating Officer and Chief Actuary of the Life Companies of Farm Bureau Financial Services. He served with Aviva USA, a provider of indexed universal life and indexed annuity products, as Executive Vice President and Chief Actuary of Aviva USA (formerly AmerUs Group) from March 2010 to June 2013, Chief Product Officer from February 2008 to February 2010, and Senior Vice President of Annuity Product Development from August 2005 to February 2010. Prior to Aviva USA, he served in a variety of product development and management positions with INF US Financial Services and Conseco, Inc. Mr. Currier began his insurance career as a consulting actuary with Beckley & Associates on a wide range of actuarial projects. Mr. Currier holds a bachelor’s degree Cum Laude from Butler University, is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

Christopher S. Fleming joined our company in November 2011 as Senior Vice President, Operations and Technology. Prior to joining our company, he was Head of Corporate Six Sigma & Strategic Cost Management at ING North American Insurance Corporation, a $1.7 billion operating expenses and 7,000 employee retirement, investment and insurance company. Prior to his tenure at ING, Mr. Fleming served as Chief Operating Officer for ING Central Europe Insurance – a region that generated double-digit top-line growth and served eight million clients. Mr. Fleming also previously held leadership roles at General Electric and American General holding Senior Vice President and Vice President roles, respectively. Mr. Fleming earned his Bachelor of Science degree in Business Administration, majoring in Finance and Economics from The Ohio State University. Additionally, he is a Six Sigma Master Black Belt.

John P. O’Shaughnessy joined our company in January 2008 as Vice President, Special Projects and currently serves as Senior Vice President, Business Development. Mr. O’Shaughnessy assumed responsibility for our asset/liability model development and product review. In April 2009, Mr. O’Shaughnessy was promoted to Vice President and Chief Insurance Risk Officer. In this expanded role, Mr. O’Shaughnessy oversaw our company’s entire actuarial function including reinsurance relationships and product development. Two years later in April 2011, Mr. O’Shaughnessy was named Chief Actuary and Chief Risk Officer – reporting directly to the CEO. In October 2016, Mr. O’Shaugnessy was appointed to the position of Senior Vice President, Business Development. Prior to joining our company in 2009, Mr. O’Shaughnessy served as Vice President and Actuary, Product Development at Great American Financial from 2004 to 2009. While at Great American Financial, he designed and developed a complete suite of annuity products as the company re-entered the fixed indexed annuity marketplace. This included providing risk adjusted evolution of existing and proposed products and working with several producer groups to develop proprietary products for niche markets. Prior to his position at Great American Financial, Mr. O’Shaughnessy held positions at Lincoln Financial from 2002 to 2004, Travelers in 2001, Sage from 2000 to 2001 and Nationwide Financial from 1989 to 2000. Mr. O’Shaughnessy is a Member of the American Academy of Actuaries as well as a Fellow of the Society of Actuaries. He earned his Bachelor of Science from Columbus State University and his Master of Arts (Mathematics) from the University of Louisville.

John A. Phelps, II is our Senior Vice President and Chief Distribution Officer. In 2000, Mr. Phelps joined FGL Insurance as National Life Sales Director and in 2002 was promoted to Vice President, Brokerage Life Sales.

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

Mark Wiltse joined our company in January 2016 as Chief Accounting Officer. From October 2013 to December 2015, Mr. Wiltse served as Senior Vice President, Chief Financial Officer at Accordia Life and Annuity Company, an insurer offering indexed universal life insurance. From May 2011 to October 2013, he served as Business Manager to CEO at Aviva USA, an insurer offering life insurance, long-term savings products and fund management services. From November 2007 to May 2011 he served as Vice President, Financial Reporting at Aviva USA.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and any persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such reporting persons are also required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that the reporting persons have complied with all applicable filing requirements during fiscal 2016.

CORPORATE GOVERNANCE

Controlled Company

As of January 19, 2017, HRG owned approximately 80.5% of our common stock, representing a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Accordingly, we rely on exemptions from certain corporate governance requirements. Specifically, as a controlled company, we are not required to have (1) a majority of independent directors, (2) a nominating and corporate governance committee composed entirely of independent directors or (3) a compensation committee composed entirely of independent directors.

Director Independence

Our board has determined that Messrs. Bawden, Benson and Melchionni are independent directors under NYSE Rules. Under NYSE Rules, no director qualifies as independent unless our board affirmatively determines that the director has no material relationship with our company. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, our board has determined that each of the independent directors named above has no material relationship with our company, nor has any such person entered into any material transactions or arrangements with our company or its subsidiaries, either directly or as a partner, stockholder or officer of an organization that has a relationship with our company, and is therefore independent under NYSE Rules.

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

Board and Committee Meetings

The board held a total of 12 meetings during fiscal 2016. Other standing committees of our board consist of an audit committee, a compensation committee and a nominating and corporate governance committee. The audit, compensation and nominating and corporate governance committees held eight, three and two meetings, respectively, during fiscal 2016. The board and the directors recognize the importance of director attendance at board and committee meetings. Attendance at board and committee meetings was at least 75% for each director. The company does not have a formal policy regarding the attendance of directors at annual meetings of stockholders, but we strongly encourage all of our directors to attend.

Meetings of Independent Directors

We generally hold executive sessions at each board and committee meeting. The Chairman of the Board presides over executive sessions of the entire board and the chairman of each committee presides over the executive session of that committee.

Board Structure and Risk Oversight

Mr. Steinberg serves as the Chairman of the Board and Mr. Littlefield serves as our Chief Executive Officer. The board has no policy with respect to the separation of the offices of Chairman and Chief Executive Officer. The board believes it is important to retain the flexibility to allocate the responsibilities of the offices of the Chairman and Chief Executive Officer in any way that is in the best interests of our company at a given point in time. Our board believes that we benefit from this structure and, based upon the extensive experience of each such individual, Mr. Steinberg’s continuation as our Chairman and Mr. Littlefield’s continuation as our Chief Executive Officer is in the best interests of our stockholders.

Our management is responsible for understanding and managing the risks that we face in our business, and our board is responsible for overseeing management’s overall approach to risk management. Our board also is assisted by our nominating and corporate governance committee with, among other things, its oversight of risk. Our board receives reports on the operations of our businesses from members of management of our company and its subsidiaries, as appropriate, and discusses related risks. Our board also fulfills its oversight role through the operations of our nominating and corporate governance committee, audit committee and compensation committee. As appropriate, these committees of our board provide periodic reports to our board on their activities. Our audit committee is responsible for oversight of corporate finance and financial reporting related risks, including those related to our accounting, auditing and financial reporting practices. Our compensation committee is responsible for the oversight of our compensation policies and practices, including conducting annual risk assessments of our compensation policies and practices. Our nominating and corporate governance committee is responsible for assisting our board with the oversight of risks and reviewing and making recommendations to our board regarding our overall corporate governance, including board and committee composition, board nominees, size and structure and director independence, our corporate governance profile and ratings, and our political participation and contributions.

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

Audit Committee

Our audit committee is responsible for, among other things, assisting our board of directors in overseeing and reviewing our accounting and financial reporting and other internal control processes, the audits of our financial statements, the qualifications and independence of our independent registered public accounting firm, the effectiveness of our internal control over financial reporting, and the performance of our internal audit function and independent registered public accounting firm. Our audit committee reviews and assesses the qualitative aspects of our financial reporting, our processes to manage business and financial risks, and our compliance with significant applicable legal and regulatory requirements. Our audit committee is directly responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The members of our audit committee are Messrs. Bawden, Benson and Melchionni. All members of the audit committee are independent within the meaning of the federal securities laws and the meaning of the NYSE Rules. Each member of the audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE, and our board has determined that Mr. Bawden is an “audit committee financial expert,” as that term is defined by the applicable rules of the SEC. Our board of directors has approved a written charter under which the audit committee operates. A copy of the charter is available without charge on our website.

Compensation Committee

The compensation committee is responsible for, among other things, reviewing and approving the compensation and benefits of our CEO, other executive officers and directors, authorizing and ratifying stock option grants and other incentive arrangements, and authorizing employment and related agreements. The members of our compensation committee are Messrs. Asali, Benson, Melchionni and Steinberg. Our board of directors has approved a written charter under which the compensation committee operates. A copy of the charter is available without charge on our website.

The compensation committee has the authority to delegate any of its responsibilities to sub-committees as the compensation committee may deem appropriate, provided that the sub-committees are composed entirely of directors satisfying the independence standards then applicable to the compensation committee generally. The compensation committee has delegated to a sub-committee its responsibility with respect to (i) the approval of acquisitions and dispositions of company securities by officers and directors of the company for purposes of Section 16(b) of the Exchange Act and (ii) the grant or award of certain “qualified performance-based compensation” within the meaning of Section 162(m) to certain officers of the company under the Fidelity & Guaranty Life 2013 Stock Incentive Plan, as amended (the “Omnibus Plan”) and the Fidelity & Guaranty Life Section 162(m) Employee Incentive Plan (the “162(m) Plan”). The members of the sub-committee are Messrs. Benson and Melchionni.

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

Affiliate Transaction Committee

The affiliate transaction committee has the responsibility for the review and approval of transactions with related persons as set forth in the rules and regulations of the SEC as well as “affiliate transactions” that require approval pursuant to the covenants set forth in the indenture governing the our company’s senior notes. The members of our affiliate transaction committee are Messrs. Benson and Melchionni and three non-voting, non-director members, namely our Chief Investment Officer, our Chief Financial Officer and our General Counsel.

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

Officer	Position

Christopher J. Littlefield	President, Chief Executive Officer and Director

Rajesh Krishnan	Executive Vice President and Chief Investment Officer

Eric L. Marhoun	Executive Vice President, General Counsel and Secretary

Dennis R. Vigneau	Executive Vice President and Chief Financial Officer

John P. O’Shaughnessy*	Senior Vice President, Business Development

*Effective October 1, 2016, John O’Shaughnessy, formerly our Senior Vice President and Chief Actuary, was named Senior Vice President, Business Development focusing on International Markets in connection with John Currier being named Senior Vice President and Chief Actuary.

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

Review and Assessment of Compensation Policies. Prior to establishing our executive compensation program for fiscal 2016, the compensation committee and our management reviewed our executive compensation policies and practices. The compensation committee also conducts on-going assessments of our compensation structure. The committee retained Fred W. Cook & Co. (“Cook”) to serve as our executive compensation consultant and to assist and advise the compensation committee in connection with executive compensation policies and practices. Cook reviewed the structure and mechanics of the various components of our executive compensation programs and practices. In order to obtain a complete view of the competitive market for talent, Cook considered data from publicly available peer company proxy statements, and, as a secondary view of the market, considered data from published survey sources, which includes industry peers from privately held and publicly traded organizations. In particular, Cook analyzed two key elements: pay magnitude and pay practices. Pay magnitude relates to overall base pay delivery, base salaries, annual and long-term incentive targets and payouts. Pay practices is the assessment of the design attributes of other organizations’ incentive plans that provide perspectives on performance measurement, the mix of long-term incentive vehicles, vesting and stockholding requirements.

Cook completed an assessment indicating that the current compensation structure is sound and well-balanced, and demonstrated alignment between company performance and executive compensation.

Survey Comparison Data. In order to provide peer comparison data, Cook utilizes survey data from multiple sources. The primary survey source is LOMA. A secondary source used was Towers Watson where appropriate matches were not found for specific roles in the LOMA data. Cook utilizes a comparison of peer data of same or similar size assets under management in the category of $4 billion to $10 billion in assets. There are 22 companies that have participated in this LOMA survey including:

•	American Family Insurance

•	Modern Woodmen of America

•	Ameritas Life Insurance Corp.

•	Mutual of Omaha

•	CNO Financial Group, Inc.

•	National Life Group

•	COUNTRY Financial

•	Ohio National Financial Services

•	CUNA Mutual Group

•	OneAmerica Financial Partners

•	Delaware Life

•	Phoenix Companies

•	Erie Insurance Group

•	Southern Farm Bureau Life Insurance Company

•	FBL Financial Group, Inc.

•	Symetra

•	Fidelity & Guaranty Life

•	The Standard (StanCorp Financial Group)

•	Foresters Financial

•	Woodmen of the World Life

•	Hannover Life Reassurance Co. of America

•	Zurich North America

Elements of Our Executive Compensation Program

For fiscal 2016, the compensation program for our NEOs consisted of the following key elements:

•	Base salary;

•	Short-term incentive compensation;

•	Long-term incentive compensation; and

•	Benefits and perquisites.

Each of these elements is considered critical to our executive compensation program. Set forth below is a discussion of each element of compensation, the rationale for each element, and how each element fits into our overall compensation philosophy.

Base Salary. We provide a base salary to our NEOs to compensate them for their services rendered on a day-to-day basis during the year. Base salaries are set to attract and retain executives with qualities necessary to ensure our short-term and long-term financial success. We strive to set base salary levels that are competitive to the salaries of executives in similar positions with similar responsibilities at comparable companies. We target our base salaries to be competitive with our market relative to comparable companies. The determination of a NEO’s base salary is based on market compensation rates and individual factors, including personal performance and contribution, experience in the role, scope of responsibility and overall impact on the business. The base salaries of our NEOs are reviewed annually and adjusted when necessary to reflect market conditions as well as individual roles and performance.

The table below shows base salaries for fiscal 2016, which were the same as those reported for fiscal 2015.

Name	Fiscal 2016 Base Salary
Christopher J. Littlefield	$800,000
Rajesh Krishnan	$350,000
Eric L. Marhoun	$350,000
Dennis R. Vigneau	$440,000
John P. O’Shaughnessy	$325,000

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

Effective January 1, 2014, our Employee Incentive Compensation Plan (the “EICP”), an annual cash-based bonus plan, was amended and restated, and will continue to be used for awards not intended to qualify as “performance-based compensation” under Section 162(m). Also effective January 1, 2014, the company established the 162(m) Plan for cash awards intended to qualify as performance-based compensation. The 162(m) Plan was created to attract and retain the best available executive officers to be responsible for the management, growth, and success of the company’s business and to provide an incentive for such individuals to exert their best efforts on behalf of the company and its stockholders.

EICP

For fiscal 2016, the EICP included a corporate performance component and an individual performance component, each weighted at 50%. The corporate performance component of the EICP included the following metrics:

2016 Objectives	Weighting
Achieve the Financial Plan	60%
Corporate Initiatives, consisting of:	40%
Completing Merger & Acquisition Activity
Growth & Digital Strategy
Executing on our Third Party Administration Strategy
Capital Management
Enterprise Risk Management
Weighting Total	100%

The compensation committee approved the percentage of base salary paid for performance at the target levels depicted below. If a minimum performance measure is satisfied, depending on actual performance, bonus payments under the EICP could range from 50% to 150% of target. As a result of the corporate performance against our goals for fiscal 2016, the bonus pool for determining individual executive incentive awards was 132.1% of target. The awards were paid in December 2016.

Name	2016 Target Bonus (% of Base Salary Earnings)	Actual Bonus Earned (% of Base Salary Earnings)
Christopher J. Littlefield(1)	N/A	N/A
Rajesh Krishnan(1)	N/A	N/A
Eric L. Marhoun(1)	N/A	N/A
Dennis R. Vigneau	50%	75%
John P. O’Shaughnessy(1)	N/A	N/A

(1)	Messrs. Littlefield, Krishnan, Marhoun and O’Shaughnessy are participants in our 162(m) Plan.

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

The performance goals for fiscal 2016 approved by the compensation committee included the following measures:

•	Sales

•	New Business Internal Rate of Return

•	After-Tax Adjusted Operating Income

•	Risk-Based Capital

For fiscal 2016, the target percentages of base salary to be paid for performance are as depicted in the table below.

Name	2016 Target Bonus (% of Base Salary Earnings)	Actual Bonus Earned (% of Base Salary Earnings)
Christopher J. Littlefield	150%	150%
Rajesh Krishnan	75%	75%
Eric L. Marhoun	75%	62%
Dennis R. Vigneau(1)	N/A	N/A
John P. O’Shaughnessy	60%	54%

(1) Mr. Vigneau, our Chief Financial Officer, is not a Covered Employee for Section 162(m) purposes and therefore instead participates instead in our EICP.

The compensation committee approved the performance of the 162(m) Plan metrics at 127%. Incentive payments under the 162(m) Plan were made in December 2016.

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

Options and Restricted Shares

In fiscal 2014 and 2015, our compensation committee approved grants of options and restricted shares to our NEOs. For fiscal 2016, this practice was suspended with respect to all NEOs except for Mr. Littlefield in light of our entry into the Agreement and Plan of Merger by and among Anbang Insurance Group Co., LTD., AB Infinity Holding, Inc., AB Merger Sub, Inc. and Fidelity & Guaranty Life dated November 8, 2015 (the “Merger Agreement”) and the restrictions contained therein. For fiscal 2016, the compensation committee approved grants to Mr. Littlefield of 26,406 shares of restricted stock and 118,809 options. The restricted stock and the options granted to Mr. Littlefield vest in three equal annual installments on December 1, 2016, 2017 and 2018 subject to continued employment through such dates.

Performance RSUs

In fiscal 2014, our compensation committee approved a grant of Performance RSUs under the Omnibus Plan to all of our NEOs, except for Mr. Littlefield. In fiscal 2015, in connection with Mr. Littlefield’s appointment as our President, our compensation committee approved a grant to Mr. Littlefield of Performance RSUs. We granted the Performance RSUs to further incentivize our NEOs to increase stockholder value and to align the compensation of our NEOs with the long-term growth and profitability of our company. In addition, the Performance RSUs have retentive value, because our NEOs were required to remain employed by us in order to realize the value of the awards at the end of the two-year performance period for Mr. Littlefield and the three-year period for all other NEOs. The agreements governing the Performance RSUs contain a performance period and performance metrics, which include a minimum threshold target, and stretch goals and maximum earnings for two key metrics, annual operating income and return on equity (“ROE”). For Mr. Littlefield, the performance period was from October 1, 2014 through September 30, 2016, and, for our other NEOs, the performance period was from October 1, 2013 through September 30, 2016. The payout percentage for reaching these achievement levels are as follows:

Achievement Level Against Target	Payout Percentage
Minimum	50%
Target	100%
Stretch	175%
Maximum	200%

Following the end of the performance period on September 30, 2016, the performance measures were evaluated by the independent sub-committee of our compensation committee. The sub-committee determined the extent to which the performance measures were met following the end of the performance period, and the number of Performance RSUs earned and vested. Performance RSUs were not deemed to have been earned until the sub-committee completed its determination and certified that the performance measures had been attained, and if a NEO had terminated employment with us for any reason prior to September 30, 2016, they would have forfeited all of the Performance RSUs.

With respect to Mr. Littlefield’s Performance RSUs, for each of the two years in the performance period, the number of Performance RSUs as of the grant date was multiplied by 50%, multiplied by the applicable percentage based on attained annual operating income and ROE, which was credited to Mr. Littlefield’s account. At the end of the two-year performance period, the number of Performance RSUs in Mr. Littlefield’s account were adjusted so that the total number of Performance RSUs were determined as the sum of the following:

Fiscal Year	Percentage of Credited – Performance RSUs based on Annual Operating Income	Percentage of Credited – Performance RSUs based on ROE	Percentage of Credited – Performance RSUs Each Year
2015	50%	50%	50%
2016	50%	50%	50%

With respect to the Performance RSUs for all NEOs other than Mr. Littlefield, for each of the three years in the performance period, the number of Performance RSUs as of the grant date was multiplied by 33 1/3%, multiplied by the applicable percentage based on attained annual operating income and ROE, which were credited to each NEOs account. At the end of the three-year performance period, the number of Performance RSUs in each NEO’s account were adjusted so that the total number of Performance RSUs were determined as the sum of the following:

Fiscal Year	Percentage of Credited – Performance RSUs based on Annual Operating Income	Percentage of Credited – Performance RSUs based on ROE	Percentage of Credited – Performance RSUs Each Year
2014	50%	50%	33 1⁄3%
2015	50%	50%	33 1⁄3%
2016	50%	50%	33 1⁄3%

For fiscal 2014-2016, the independent sub-committee approved the following achievement against target:

Fiscal Year	Annual Operating Income Percentage Achieved	Return on Equity (ROE) Percentage Achieved	Total Combined
2014	87.1%	162.1%	124.6%
2015	118.0%	100.0%	109.0%
2016	160.0%	132.0%	146.0%

Based on the performance over the applicable performance period and the target opportunity granted, the number of Performance RSUs earned by our NEOs, which were settled in cash, was as follows:

Executive	Performance RSUs Granted	Actual # of Performance RSUs Earned	Cash Settlement
Christopher J. Littlefield	32,036	40,846	$951,712
Rajesh Krishnan	72,150	91,294	$2,127,150
Eric L. Marhoun	72,150	91,294	$2,127,150
Dennis R. Vigneau	72,150	91,294	$2,127,150
John O’Shaughnessy	72,150	91,294	$2,127,150

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

Employment Agreements

We believe that having employment agreements with our NEOs is beneficial to us because it provides retentive value, subjects the executives to key restrictive covenants, and generally provides us with a competitive advantage in the recruiting process over a company that does not offer employment agreements. In October 2014, we entered into an employment agreement with Mr. Littlefield, and, in connection with Mr. Littlefield’s assumption of the role of Chief Executive Officer, we amended and restated his employment agreement in May 2015. In November 2013, we entered into amended and restated employment agreements with Messrs. Krishnan and O’Shaughnessy, and new employment agreements with Mr. Marhoun and Ms. Young. In January 2014, we entered into an employment agreement with Mr. Vigneau. These employment agreements include the specific terms set forth in greater detail below in “ – Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table.”

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

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Christopher J. Littlefield	2016	800,000	—	679,955	119,997	1,200,000	—	20,776	2,820,728
President, Chief Executive Officer and Director	2015	612,692	—	1,744,460	146,873	850,000	—	22,624	3,376,649
Rajesh Krishnan	2016	350,000	—	—	—	262,500	—	20,273	632,773
Executive Vice President and Chief Investment Officer	2015	350,000	—	148,772	26,255	210,000	—	26,354	761,381
	2014	350,000	—	1,375,317	46,669	250,442	—	19,859	2,042,287
Eric L. Marhoun	2016	350,000	—	—	—	215,338	—	30,646	595,984
Executive Vice President, General Counsel and Secretary	2015	350,000	—	148,772	26,255	200,000	—	56,410	781,437
	2014	347,308	—	1,375,317	26,255	171,924	—	50,626	1,971,430
Dennis R. Vigneau(4)	2016	440,000	—	—	—	330,000	—	24,838	794,838
Executive Vice President and Chief Financial Officer	2015	429,539	—	136,014	24,006	300,000	—	21,592	911,150
	2014	269,231	200,000	1,424,963	—	107,692	—	15,851	2,017,737
John O’Shaughnessy	2016	325,000	—	—	—	174,265	—	22,820	522,085
Senior Vice President, Business Development(5)	2015	325,000	—	110,497	19,508	175,000	—	28,261	658,266
	2014	325,000	—	1,337,067	19,503	187,668	—	6,045	1,875,283

(1)	Represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Clarification (“FASB ASC”) Topic 718. Information on the assumptions used to calculate the value of awards is set forth in Note 10 to the consolidated financial statements in our Original 10-K, which is incorporated by reference herein.
(2)	The amounts reported in this column represent the sum of the aggregate grant date fair value of restricted stock and Performance RSUs. For fiscal 2015, only Mr. Littlefield received Performance RSUs; all other NEOs received Performance RSUs in fiscal 2014. In connection with the outstanding Performance RSUs, if the highest achievement level against target were attained, the amount reported for Mr. Littlefield for fiscal 2015 would have increased by $675,000, and the amounts reported for fiscal 2014 for Messrs. Krishnan, Marhoun, O’Shaughnessy and Vigneau would have increased by $1,226,550. Following the performance period, which ended in fiscal 2016 for all Performance RSUs, the compensation committee certified performance of 124.6%, 109.0% and 146.0% relative to target for fiscal 2014, 2015 and 2016 respectively. Accordingly, Messrs. Littlefield, Krishnan, Marhoun, O’Shaughnessy and Vigneau received cash payouts of $951,712, $2,127,150, $2,127,150, $2,127,150 and $2,127,150 respectively. For more detail about the potential payouts of the Performance RSUs, see the discussion within the “Compensation Discussion and Analysis” under the heading “Performance RSUs.”
(3)	The amounts reported for fiscal 2016 in this column reflect the amounts paid out under the 162(m) Plan for all of our NEOs, except for Mr. Vigneau, and the amount paid out for Mr. Vigneau under the EICP.
(4)	Mr. Vigneau commenced his employment with the company on January 27, 2014.
(5)	Mr. O’Shaughnessy was our Senior Vice President and Chief Actuary during fiscal 2014-2016. On October 1, 2016, he was appointed to the position of Senior Vice President, Business Development.

Grants of Plan-Based Awards

The following table sets forth information concerning estimated possible payouts under non-equity and equity incentive plan awards for fiscal 2016 performance and equity incentive plan awards granted in fiscal 2016 to our NEOs. The terms and conditions applicable to these awards are described above in “Compensation Discussion and Analysis.”

Name	Grant Date		Estimated Future Payouts under Non-Equity Incentive Plan Awards			Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Christopher J. Littlefield	12/1/2015	(1)	—	—	—	—	—	—	26,406	—	—	679,955
	12/1/2015	(2)	—	—	—	—	—	—		118,809	25.75	119,997
	12/21/2015	(3)	600,000	1,200,000	1,800,000	—	—	—	—	—	—	—

Rajesh Krishnan	12/21/2015	(3)	131,250	262,500	393,750	—	—	—	—	—	—	—

Eric L. Marhoun	12/21/2015	(3)	131,250	262,500	393,750	—	—	—	—	—	—	—

Dennis R. Vigneau	12/21/2015	(3)	110,000	220,000	330,000	—	—	—	—	—	—	—

John P. O’Shaughnessy	12/21/2015	(3)	97,500	195,000	292,500	—	—	—	—	—	—	—

(1)	Represents restricted stock granted to Mr. Littlefield under our Omnibus Plan, which vests in three equal annual installments on December 1, 2016, 2017 and 2018, subject to continued employment through such date.

(2)	Represents non-qualified stock options granted to Mr. Littlefield under our Omnibus Plan, which vests in three equal annual installments on December 1, 2016, 2017 and 2018.
(3)	Represents a possible fiscal 2016 payment under our 162(m) Plan or EICP.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements with Named Executive Officers

Employment Agreement with Christopher J. Littlefield

On May 6, 2015, we entered into an amended and restated employment agreement with Mr. Littlefield, which is referred to herein as the “amended employment agreement.” The amended employment agreement provides for a term through September 30, 2016, subject to automatic renewal each year for an additional one-year period unless either party provides prior written notice of non-renewal. Pursuant to the amended employment agreement, Mr. Littlefield’s annual base salary was increased from $500,000 to $800,000. For fiscal 2016, Mr. Littlefield was eligible for a target bonus opportunity of $625,000, and each year thereafter will be eligible for a target bonus opportunity of 100% of his base salary, although actual bonus levels may be more or less than the target based on company and individual performance. On May 11, 2015, pursuant to the terms of the amended employment agreement, Mr. Littlefield received equity grants of 27,033 shares of restricted stock and 24,084 stock options, each of which will vest in equal annual installments on the first three anniversaries of February 1, 2015. Pursuant to the terms of the amended employment agreement, on December 1, 2015, the company granted to Mr. Littlefield restricted stock with a grant date fair market value of $680,000 and stock options with a grant date fair market value of $120,000. In annual grant cycles following December 1, 2015, Mr. Littlefield will be eligible for an equity award target grant opportunity equal to 100% of his base salary, although actual grant levels may be more or less than the target based on company and individual performance. The December 1, 2015 grant will vest in equal installments over the first three anniversaries of the date of grant.

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

The employment agreements generally define “cause” as (i) the executive’s breach of his obligations under the employment agreement; (ii) the executive’s failure to perform duties assigned to him in a manner satisfactory to the company; (iii) the executive’s engagement in acts of dishonesty or moral turpitude, or any unlawful conduct; or (iv) the executive’s engagement in conduct that is likely to affect adversely the company’s business or reputation.

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

Named Executive Officer Retention Agreements

On July 10, 2015, we entered into retention award agreements with Messrs. Krishnan, Marhoun, Vigneau and O’Shaughnessy. Mr. Littlefield is not a party to a retention award agreement. The retention award agreements provide that each of Messrs. Krishnan, Marhoun, Vigneau and O’Shaughnessy will receive an amount equal to his annual base salary in effect as of date of the agreement on the earlier to occur of (i) the first anniversary of the completion of a change in control transaction, assuming continued employment with the surviving entity or its subsidiaries through such date, or (ii) the date upon which such NEO is terminated without “cause” or resigns following the elimination of his or her position and is not offered “comparable employment” within 12 months following a change in control, as determined under the Fidelity & Guaranty Life 2015 Severance Plan (the “Severance Plan”). For a description of the Severance Plan, see “Potential Payments on Termination or Change in Control – 2015 Severance Plan.”

Merger Agreement

On November 9, 2015, the company announced that it had entered into an Agreement and Plan of Merger, (the “Merger Agreement”) by and among the company, Anbang Insurance Group Co., Ltd. (“Anbang”), a joint-stock insurance company established in the People’s Republic of China, AB Infinity Holding, Inc., a Delaware corporation and a wholly owned subsidiary of Anbang (“Parent”), and AB Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the company (the “Merger”), with the company continuing as the surviving entity, which will become a direct, wholly owned subsidiary of Parent and an indirect, wholly owned subsidiary of Anbang. Pursuant to the Merger Agreement, either Parent or the Company could have terminated the agreement if the closing of the Merger had not occurred prior to November 7, 2016 (the “Outside Termination Date”).

On November 3, 2016, the Company, Anbang, Parent and Merger Sub amended the Merger Agreement by extending the Outside Termination Date from November 7, 2016 to February 8, 2017. Accordingly, either Parent or the Company may terminate the Merger Agreement if the closing of the Merger does not occur prior to February 8, 2017.

The Merger Agreement provides that at the effective time of the Merger, each (i) option, (ii) restricted share and (iii) Performance RSU, in each case whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (1) the number of shares subject to the award (for Performance RSUs, determined at the target performance level) multiplied by (2) the merger consideration (less the exercise price per share in the case of options). In addition, the Merger Agreement provides that at the effective time of the Merger, each FGLH stock option and restricted stock unit, whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (A) the number of shares of FGLH stock subject to the award multiplied by (B) $152.44 (less the exercise price in the case of such FGLH options), and each dividend equivalent held in respect of a share of FGLH stock, whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such dividend equivalent right. In addition, each of our NEOs is eligible to receive a discretionary success bonus upon completion of the Merger assuming continued employment through such date. For Messrs. Littlefield, Krishnan, Marhoun, Vigneau and O’Shaughnessy these amounts are $800,000, $100,000, $110,000, $300,000 and $165,000 respectively.

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

The following table sets forth the outstanding Omnibus Plan equity awards held by our NEOs at the end of fiscal 2016.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher J. Littlefield	2,941	(1)	5,882	(1)	24.87	12/1/2021	6,836	(2)	158,527	—	—
	8,028	(3)	16,056	(3)	20.88	5/11/2022	18,022	(3)	417,930	—	—
	—		118,809	(4)	25.75	12/1/2022	26,406	(4)	612,355

Rajesh Krishnan	9,428	(5)	4,714	(5)	17.00	12/12/2020	2,917	(6)	67,645	—	—
	1,716	(1)	3,432	(1)	24.87	12/1/2021	3,988	(2)	92,482	—	—

Eric L. Marhoun	5,304	(5)	2,652	(5)	17.00	12/12/2020	2,917	(6)	67,645	—	—
	1,716	(1)	3,432	(1)	24.87	12/1/2021	3,988	(2)	92,482	—	—

Dennis R. Vigneau	1,569	(1)	3,138	(1)	24.87	12/1/2021	3,646	(2)	84,551	—	—

John P. O’Shaughnessy	3,940	(5)	1,970	(5)	17.00	12/12/2020	2,167	(6)	50,253	—	—
	1,275	(1)	2,550	(1)	24.87	12/1/2021	2,962	(2)	68,689	—	—

(1)	Represents non-qualified stock options granted under our Omnibus Plan, which vest in three equal annual installments on December 1, 2015, 2016 and 2017.
(2)	Represents restricted stock awards granted under our Omnibus Plan, which vest in three equal annual installments on December 1, 2015, 2016 and 2017.
(3)	Represents a grant of non-qualified stock options and restricted stock under our Omnibus Plan to Mr. Littlefield, which vest in equal installments on February 1, 2016, 2017 and 2018.
(4)	Represents a grant of stock options and restricted stock under our Omnibus Plan to Mr. Littlefield, which vest in equal installments on December 1, 2016, 2017 and 2018.
(5)	Represents non-qualified stock options granted under our Omnibus Plan, which vest in three equal annual installments on December 12, 2014, 2015 and 2016.
(6)	Represents restricted stock awards granted under our Omnibus Plan, which vest in three equal annual installments on December 12, 2014, 2015 and 2016.

The following table sets forth the outstanding FGLH legacy plan awards held by our NEOs at the end of fiscal 2016. Such awards now all settle in cash.

	FGLH Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Christopher J. Littlefield	—		—	—	—

Rajesh Krishnan	2,565	(1)	—	49.45	12/31/2019

Eric L. Marhoun	5,000	(2)	—	38.14	11/2/2018
	5,000	(1)	—	49.45	12/31/2019

Dennis R. Vigneau	—		—	—	—

John P. O’Shaughnessy	2,110	(1)	—	49.45	12/31/2019

(1)	Represents options in respect of shares of Class B common stock of FGLH granted on January 29, 2013, which vested in three equal annual installments on December 31, 2013, 2014 and 2015.
(2)	Represents options in respect of shares of Class A common stock of FGLH granted on November 2, 2011, which vested in three equal annual installments on November 2, 2012, 2013 and 2014.

Option Exercises and Stock Vested

The option exercise and award vesting events that occurred in fiscal 2016 are shown in the tables below:

	FGL Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Christopher J. Littlefield	11,865	(1)	319,287
	9,011	(2)	224,013
	3,418	(3)	87,774
	40,846	(4)	951,712

Rajesh Krishnan	1,994	(3)	51,206
	2,917	(5)	75,200
	91,294	(6)	2,127,150

Eric L. Marhoun	1,994	(3)	51,206
	2,917	(5)	75,200
	91,294	(6)	2,127,150

Dennis R. Vigneau	1,823	(3)	46,815
	91,294	(6)	2,127,150

John P. O’Shaughnessy	1,481	(3)	38,032
	2,167	(5)	55,865
	91,294	(6)	2,127,150

(1)	Represents restricted stock granted to Mr. Littlefield as a signing bonus, in connection with his appointment as the company’s President, which vested on October 6, 2015.
(2)	Represents a grant of restricted stock under our Omnibus Plan to Mr. Littlefield, which vest in equal installments on February 1, 2016, 2017 and 2018.
(3)	Represents restricted stock awards granted under our Omnibus Plan, which vest in three equal annual installments on December 1, 2015, 2016 and 2017.
(4)	Represents grants of Performance RSUs to Mr. Littlefield, which vested on September 30, 2016.
(5)	Represents restricted stock granted to our NEOs other than Messrs. Littlefield and Vigneau on December 12, 2013, which vested in equal installments on December 12, 2014, 2015 and 2016.
(6)	Represents grants of Performance RSUs to our NEOs other than Mr. Littlefield, which vested on September 30, 2016.

The value realized on exercise or vesting of awards issued under the FGLH legacy plans, which now all settle in cash, appears below.

	FGLH Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Christopher J. Littlefield	—	—
Rajesh Krishnan	—	151,688
Eric L. Marhoun	—	105,592
Dennis R. Vigneau	—	—
John P. O’Shaughnessy	—	124,754

Pension Benefits

We do not provide any defined benefit plans to our NEOs.

Nonqualified Deferred Compensation

The following table provides information concerning the nonqualified deferred compensation of each of the participating NEOs in the Executive Nonqualified Deferred Compensation Plan of Fidelity & Guaranty Life Holdings, Inc. (the “Deferred Compensation Plan”) as of September 30, 2016.

Name	Aggregate Balance at Beginning of Last Fiscal Year ($)	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Christopher J. Littlefield	—	—	—	—	—	—
Rajesh Krishnan	212,183	141,346	—	54,611	—	408,140
Eric L. Marhoun	146,747	57,519	—	19,075	—	223,342
Dennis R. Vigneau	—	—	—	—	—
John P. O’Shaughnessy	117,853	32,750	—	19,501	—	170,103

(1)	Amounts reported in this column are included in the Summary Compensation Table in the “Salary” and “Non-Equity Incentive Plan Compensation” columns for fiscal 2016.
(2)	Contributions have not been made by the company after fiscal 2013.
(3)	Amounts reported in this column are not reported as compensation in the Summary Compensation Table.

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

Potential Payments upon Termination or Change in Control

Effect of Termination or Change in Control under the Employment Agreements

For a description of the potential payments upon a termination pursuant to the employment agreements with our NEOs, see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table – Employment Agreements with Named Executive Officers.”

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

Effect of Termination or Change in Control on Nonqualified Deferred Compensation

For any participating NEO in our deferred compensation plan, the vested balance of the deferred compensation accounts will be distributed upon death, disability or separation from service, and, if elected upon initial enrollment, upon a change-in-control event. None of our participating NEOs have elected to have vested account balances distributed upon a change-in-control event without a separation from service. For more information on our nonqualified deferred compensation plan, see the narrative description entitled “ – Nonqualified Deferred Compensation.”

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

Potential Payments Table

The following table sets forth the estimated amount of compensation each of our NEOs would receive under the termination or change in control situations, as applicable, discussed above. The table assumes that such termination or change in control event occurred on September 30, 2016. The table excludes (i) amounts accrued through the termination date that would be paid in the normal course of continued employment, such as accrued but unpaid salary, (ii) vested account balances under our 401(k) plan that are generally available to all of our employees and (iii) except as indicated in the footnotes below, any post-employment benefit that is available to all of our employees and does not discriminate in favor of our NEOs. In the case of a change in control situation, we assume that the vesting of all options and restricted stock will be accelerated, even though our compensation committee has the discretion to provide for alternative treatment of the awards upon a change in control.

Name(1)	Termination Trigger	Severance (Salary) (2)	Severance (Bonus) (3)	Equity Vesting (4)	Nonqualified Deferred Compensation (5)	Other Benefits (6)	Total
Christopher J. Littlefield	Involuntary termination w/o cause (10)	$800,000	$1,200,000	$18,545	—	$39,562	$2,058,107
	Voluntary termination	—	—	18,545	—	8,431	26,975
	Retirement (7)(8)	—	—	—	—	—	—
	Death (7)	—	1,200,000	—	—	8,431	1,208,431
	Disability (7)	—	1,200,000	—	—	8,431	1,208,431
	Change in control (9)	1,600,000	2,400,000	1,244,446	—	55,128	5,299,575

Rajesh Krishnan	Involuntary termination w/o cause	175,000	—	248,964	408,140	10,393	842,497
	Voluntary termination	—	—	248,964	408,140	1,548	658,653
	Retirement (7)(8)	—	—	—	—	—	—
	Death (7)	—	262,500	—	408,140	—	670,640
	Disability (7)	—	262,500	—	408,140	1,548	672,188
	Change in control (9)	350,000	525,000	438,271	—	19,237	1,332,508

Eric L. Marhoun	Involuntary termination w/o cause	175,000	—	832,482	223,342	22,291	1,253,114
	Voluntary termination	—	—	832,482	223,342	10,083	1,065,906
	Retirement (7)(8)	—	—	—	—	—	—
	Death (7)	—	262,500	—	223,342	—	485,842
	Disability (7)	—	262,500	—	223,342	10,083	495,925
	Change in control (9)	350,000	525,000	1,009,025	—	34,498	1,918,523

Dennis R. Vigneau	Involuntary termination w/o cause	220,000	—	—	—	28,328	248,328
	Voluntary termination	—	—	—	—	15,265	15,265
	Retirement (7)(8)	—	—	—	—	—	—
	Death (7)	—	220,000	—	—	—	220,000
	Disability (7)	—	220,000	—	—	15,265	235,265
	Change in control (9)	440,000	440,000	84,551	—	41,392	1,005,942

John P. O’Shaughnessy	Involuntary termination w/o cause	162,500	—	181,183	170,103	28,853	542,639
	Voluntary termination	—	—	181,183	170,103	13,288	364,573
	Retirement (7)(8)	—	—	—	—	—	—
	Death (7)	—	195,000	—	170,103	—	365,103
	Disability (7)	—	195,000	—	170,103	13,288	378,391
	Change in control (9)	325,000	390,000	312,319	—	44,419	1,071,738

(1)	Entitlements in this table for each event are as set forth in (i) employment agreements in effect as of the relevant date; (ii) retention agreements entered into with Messrs. Krishnan, Marhoun, Vigneau and O’Shaughnessy; (iii) the Omnibus Plan and FGLH legacy plans; and (iv) participation agreements under the Deferred Compensation Plan.
(2)	Under the terms of the employment agreements with the other NEOs, severance pays out in a lump sum. Amounts payable in this column are subject to the executive executing and not revoking a release of claims against the company. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table – Employment Agreements with Named Executive Officers.”

(3)	Amounts in this column include, if provided in an employment agreement with the NEO, a pro rata bonus for the year of termination upon certain types of terminations.
(4)	For certain qualifying terminations and a change-in-control event, (i) the value of stock options is calculated by multiplying the number of vested options (including any unvested options that would accelerate on a qualifying termination or change-in-control event) by the excess of the fair market value of the underlying common stock on September 30, 2016 over the applicable exercise price per share and (ii) the value of restricted stock is calculated based on the fair market value of the underlying common stock on September 30, 2016. On September 30, 2016, the fair market value of a share of our common stock was $23.19 and the fair market value of a share of FGLH common stock was $123.76. The following table details the valuations of the outstanding unvested equity awards determined using the fair market value of the applicable stock on September 30, 2016 for qualifying terminations and/or a change in control event, assuming the accelerated vesting of all unvested awards:

Name	Company Stock Options	Company Restricted Stock Awards
Christopher J. Littlefield	37,089	1,188,812
Rajesh Krishnan	29,180	160,127
Eric L. Marhoun	16,416	160,127
Dennis R. Vigneau	—	84,551
John O’Shaughnessy	12,194	118,942

(5)	For any participating NEO, the vested balance of the deferred compensation accounts will be distributed upon death, disability or separation from service.
(6)	Amounts include any accrued vacation as of September 30, 2016, which would be paid out upon a termination. For Messrs. Krishnan, and O’Shaughnessy, this amount also includes payments by us to the insurance provider equal to the amount due for COBRA coverage payments for a period of time equal to the number of weeks of severance payments.
(7)	Our stock incentive plan does not provide for accelerated vesting on death, disability or retirement.
(8)	As of September 30, 2016, none of our NEOs were retirement eligible.
(9)	In the case of a change in control, we assume that the vesting of all options and restricted stock will be accelerated, although our compensation committee has the discretion to provide for alternative treatment of the awards.
(10)	Amounts include severance under our general severance policy, which is available to all of our employees (who are not otherwise party to an employment agreement) and does not discriminate in favor of our NEOs. Our general severance policy is a discretionary policy that provides for a lump sum severance payment equal to two weeks’ base salary for each full year of continuous service, with a minimum payment of four weeks’ base salary upon an involuntary termination as a result of position elimination or restructuring.

Director Compensation

The following table provides summary information concerning compensation paid or accrued by us to our directors for services rendered to us during fiscal 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Omar M. Asali	150,000	—	—	—	—	—	150,000
William J. Bawden	125,000	—	—	—	—	—	125,000
James M. Benson	100,000	—	—	—	—	—	100,000
Kevin J. Gregson(3)	145,000	—	—	—	—	—	145,000
Christopher J. Littlefield	—	—	—	—	—	—	—
William P. Melchionni	155,000	—	—	—	—	—	155,000
Joseph S. Steinberg	145,000	—	—	—	—	—	145,000
L. John H. Tweedie	115,000	—	—	—	—	—	115,000
Thomas A. Williams(3)	100,000	—	—	—	—	—	100,000

(1)	No directors received stock awards in fiscal 2016. A payment of cash in lieu of an equity award was granted to each director in the amount of $50,000. The aggregate number of unvested shares of restricted stock outstanding at the end of fiscal 2016 held by those who served as directors during fiscal 2016 was as follows:

Name	Number of Shares of Restricted Stock
Omar M. Asali	2,958
William J. Bawden	2,958
James M. Benson	1,708
Kevin J. Gregson	2,958
Christopher J. Littlefield	51,264
William P. Melchionni	2,958
Joseph S. Steinberg	—
L. John H. Tweedie	2,958
Thomas A. Williams	2,958

(2)	No directors received option awards in fiscal 2016. The aggregate number of unexercised stock options outstanding at the end of fiscal 2016 held by those who served as directors during fiscal 2016 was as follows:

Name	Number of Stock Options
Omar M. Asali	5,613
William J. Bawden	5,613
James M. Benson	2,205
Kevin J. Gregson	5,613
Christopher J. Littlefield	151,716
William P. Melchionni	5,613
Joseph S. Steinberg	—
L. John H. Tweedie	5,613
Thomas A. Williams	5,613

(3)	Messrs. Gregson and Williams have resigned from our board of directors on October 10, 2016 and December 21, 2016 respectively.

Our board of directors is compensated according to the rates set forth in the following table:

Annual Cash Retainer for Non-Employee Directors	Additional Annual Cash Retainers	Annual Cash Award for Non-Employee Directors[1]	Other
$75,000	• Chairman – $30,000 • Audit Committee Chair – $25,000 • Other Committee Chair – $25,000 • Committee Members – $15,000	$50,000	Reimbursement for out-of-pocket expenses in connection with meetings, board duties, etc.

(1) Represents a one-time cash payment of $50,000 to be made in lieu of the $75,000 stock awards made in fiscal 2014, which were subject to a three year vesting period. The cash payments were made in lieu of stock awards because the Anbang Merger Agreement restricts FGL from making further stock issuances. The amount of the cash payment was designed to provide the directors with the same cash value they would have received in stock for service in fiscal 2016 absent the restrictions in the Merger Agreement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY

COMPENSATION PLANS

The following table presents information as of September 30, 2016, regarding our securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	962,388	$22.40	1,159,409
Equity compensation plans not approved by security holders(2)	6,816	$17.00	0
Total	969,204	$22.40	1,159,409

(1) Represents securities issued or issuable under our Omnibus Plan. The outstanding securities consist of options for the purchase of 339,848 shares and 622,540 Performance RSUs. The weighted-average exercise price does not take into account the Performance RSUs.

(2) Consists of options granted to compensation committee members outside our Omnibus Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

For fiscal 2016, our compensation committee consisted of Messrs. Asali, Gregson, Melchionni and Steinberg. Following Mr. Gregson’s departure from the board on October 10, 2016, Mr. Benson was appointed to compensation committee. Except as described below, during fiscal 2016, no member of the compensation committee served as an officer or employee of the company or any of its subsidiaries. In addition, except as described below, during fiscal 2016, no executive officer of the company served as a director or as a member of the compensation committee of a company (i) one of whose executive officers served as a director or as a member of the compensation committee of our company or (ii) which employed a director of our company. Mr. Steinberg is the Chairman of the board of directors of HRG Group, Inc. (“HRG”), and as such, may have a direct or indirect interest in certain related party transactions involving HRG or its affiliates. See “Certain Relationships and Related Transactions and Director Independence.”

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
/s/ James M. Benson
/s/ William P. Melchionni
/s/ Joseph S. Steinberg

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 19, 2017, unless otherwise noted, by (a) each person who is known to us to own beneficially more than 5% of our common stock, (b) each director and nominee for director, (c) each named executive officer and (d) the directors and executive officers as a group. The table lists voting securities, including restricted stock held by our directors and executive officers over which they have sole voting power but no investment power. Otherwise, except to the extent noted below, each person identified below has sole voting and investment power over the shares reported. Except as otherwise noted below, we know of no agreements among our stockholders which related to voting or investment power with respect to our common stock and none of the reported shares have been pledged as a security.

Name and Address of Beneficial Owner (1)	Beneficial Ownership(1)		Percent of Class(2)
HRG Group, Inc	47,000,000	(3)	80.5%
FS Holdco II, Ltd	47,000,000	(3)	80.5%
Omar M. Asali	14,749	(4)(5)	*
William Bawden	18,644	(4)(5)	*
James M. Benson	4,032	(4)(5)	*
Christopher J. Littlefield	156,406	(4)(5)	*
William Melchionni	13,903	(4)(5)	*
Joseph S. Steinberg	0		*
L. John H. Tweedie	26,215	(4)(5)	*
Rajesh Krishnan	27,804	(4)(5)	*
Eric L. Marhoun	20,638	(4)(5)	*
John P. O’Shaughnessy	15,505	(4)(5)	*
Dennis R. Vigneau	7,842	(4)(5)	*
All current directors and executive officers as a group (17 persons)	366,515	(6)	*

*	Indicates less than 1% of our outstanding common stock.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Securities “beneficially owned” by a person may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days. The same shares may be beneficially owned by more than one person. Unless otherwise noted below, the address of each beneficial owner listed in the table is Two Ruan Center, 601 Locust Street, 14th Floor, Des Moines, IA 50309.
(2)	Percentage of beneficial ownership is based on 58,418,311 shares outstanding as of January 19, 2017. Shares issuable pursuant to options are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person.
(3)	Based solely on a Schedule 13D/A filed with the SEC on April 8, 2015 by HRG, and FS Holdco II Ltd., a Delaware corporation and a wholly owned subsidiary of HRG (“FSH”, collectively, the “Reporting Persons”). The shares reported in the Schedule 13D/A are directly held by FSH. HRG does not directly own any of our company’s securities. However, as a result of FSH being the wholly owned subsidiary of HRG, HRG may be deemed to beneficially own our company’s securities directly owned by FSH. Each of the Reporting Persons specifically disclaims beneficial ownership in the shares reported herein except to the extent it or he actually exercises voting or dispositive power with respect to such shares. As of January 19, 2017, HRG may be deemed to be the beneficial owner of 47,000,000 shares, constituting 80.5% of the outstanding Shares. HRG has the sole power to vote or direct the vote of none of the shares; has the shared power to vote or direct the vote of 47,000,000 shares; has sole power to dispose or direct the disposition of none of the shares; and may be deemed to have shared power to dispose or direct the disposition of 47,000,000 shares. As of January 19, 2017, FSH may be deemed to be the beneficial owner of 47,000,000 shares, constituting 80.5% of the outstanding shares. FSH has the sole power to vote or direct the vote of 47,000,000 of the shares and has sole power to dispose or direct the disposition of 47,000,000 of the shares. The address of the Reporting Persons is 450 Park Avenue, 29th Floor, New York, New York 10022.
(4)	Includes shares purchasable by the named person upon the exercise of options granted under our Omnibus Plan: Omar M. Asali (4,878 shares); William Bawden (4,878 shares); James Benson (1,470); Christopher J. Littlefield (61,541); William P. Melchionni (4,878 shares); L. John H. Tweedie (4,878 shares); Rajesh Krishnan (17,574 shares); Eric L. Marhoun (11,388 shares); John P. O’Shaughnessy (8,460 shares); and Dennis Vigneau (3,138 shares).

(5)	Includes shares of restricted stock issued to the named person granted under our Omnibus Plan: Omar M. Asali (2,040 shares); William Bawden (1,269 shares); James M. Benson (854); Christopher J. Littlefield (68,165); William P. Melchionni (854 shares); L. John H. Tweedie (854 shares); Rajesh Krishnan (1,994 shares); Eric L. Marhoun (1,994 shares); John P. O’Shaughnessy (1,481 shares); and Dennis R. Vigneau (1,823 shares).
(6)	Includes 86,682 shares of restricted stock and 153,660 shares which directors and executive officers have the right to acquire upon the exercise of stock options granted under our Omnibus Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements with directors and executive officers described above in the section entitled “Executive Compensation,” the following is a description of each transaction since October 1, 2015 and each currently proposed transaction in which (i) we have been or are to be a participant, (ii) the amount involved exceeded or will exceed $120,000 and (iii) any of our directors, nominees for director, executive officers, holders of more than 5% of our common stock, or any member of their immediate families or person sharing their household had or will have a direct or indirect material interest.

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

Related Person Transactions

HRG Ownership; Indemnification

As of January 19, 2017, HRG owned approximately 80.5% of our common stock and has two representatives, Joseph S. Steinberg and Omar M. Asali, on our board of directors (the “HRG directors”). The HRG directors are considered related persons in the transactions involving HRG described below as a result of their affiliation with HRG and us. Other than as described below, the HRG directors do not have any direct interest in any of the transactions. In addition, our bylaws provide for the indemnification of our directors, including the HRG directors, to the fullest extent permitted by law against liabilities and expenses incurred in connection with any threatened, pending or completed claim or proceeding, whether brought by or in the right of the company or otherwise, in which a director is involved because he or she is or has been a director. In addition, in July 2015, we entered into Indemnification Agreements with each of our directors, pursuant to which we agreed to provide further indemnification of our directors. Our amended and restated certificate of incorporation provides that we renounce any interest or expectancy in corporate opportunities that are presented to HRG.

Reinsurance Transactions

Effective December 31, 2012, FGL Insurance, a wholly owned subsidiary of the company, entered into a reinsurance treaty with FSRCI, an indirect wholly owned subsidiary of HRG, FGL’s parent, whereby FGL Insurance ceded 10% of its June 30, 2012 in-force annuity block business not already reinsured on a funds withheld basis. Effective September 17, 2014, FGL Insurance entered into a second reinsurance treaty with FSRCI whereby FGL Insurance ceded 30% of any new business of its multi-year guaranteed annuity block of business (“MYGA”) issued effective September 17, 2014 and later on a funds withheld basis. Under the terms of the agreement, no initial ceding commission was paid as all of the underlying business is new business. The September 17, 2014 treaty was subsequently terminated as to new business effective April 30, 2015, but will remain in effect for policies ceded to FSRCI with an effective date between September 17, 2014 and April 30, 2015. Accordingly, policies issued with an effective date of May 1, 2015 and later will not be ceded to FSRCI.

At September 30, 2016, the company’s reinsurance recoverable included $1,120 million related to FSRCI and funds withheld for reinsurance liabilities included $1,172 million related to FSRCI.

Below are the operating results ceded to FSRCI for the year ended September 30, 2016 ($ in millions):

Revenues:	Year ended September 30, 2016
Premiums	$3
Net investment income	61
Net investment gains	(8)
Insurance and investment product fees	3

Total revenues	59

Benefits and expenses:
Benefits and other changes in policy reserves	(47)
Acquisition & operating expenses, net of deferrals	(4)

Total benefits and expenses	(51)

Operating income	$8

Loan Participations and Debt Financing Agreement

FGL Insurance invested in collateralized loan obligations (“CLO”) securities issued by Fortress Credit Opportunities III CLO LP (“FCO III”) and also invested in securities issued by Fortress Credit BSL Limited (“Fortress BSL”). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC, which owns greater than 10% of HRG as of September 30, 2016. In March 2016, Hildene Leveraged Credit, LLC (“HLC”) sold four CLOs to Fortress Investment Group LLC. The four Hildene CLOs are now managed by an affiliate of Fortress Investment Group LLC, Fortress Credit Advisors, LLC. As of September 30, 2016, the Company held two of these CLOs at par with a carrying value of $25 million. In August 2016, FGL purchased $15 million of a commercial real estate CLO from Fortress Investment Group LLC.

FGL Insurance participates in loans to third parties originated by Salus Capital Partners, LLC (“Salus”), an affiliated, limited liability company indirectly owned by HRG. Salus is also considered a VIE as described in “Note 4. Investments” to the Company’s Consolidated Financial Statements. Salus originated senior secured asset-based loans to unaffiliated third-party borrowers. In January 2014, FSRCI acquired preferred equity interests in Salus which have a 10% per annum return and a total par value of $30 million which is included in the FSRCI funds withheld portfolio. Accordingly all income on this asset is ceded to FSRCI. The Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests. The carrying value of these investments in Salus as of September 30, 2016 is disclosed in the table below.

During the year ended September 30, 2015, FGL Insurance entered into a transaction with Salus whereby Salus transferred $14 million of loan participations and $16 million of CLO subordinated debt (i.e., equity tranche) to FGL Insurance in exchange for retirement of the $20 million promissory note and $10 million revolving loan owed by Salus to FGL Insurance resulting in the termination of these facilities. Additionally, FGL Insurance also entered into a transaction with the Salus CLO whereby FGL insurance transferred $29 million of loan participations into the Salus CLO in exchange for $27 million of Salus CLO subordinated notes (i.e., equity tranche) and a promissory note of $3 million from Salus. Both transactions qualified as sales of financial assets accounted for at fair value and therefore did not result in any gain or loss. FGL Insurance also concluded that it is not the primary beneficiary of the Salus CLO before and after these two transactions, and as of September 30, 2016 because FGL Insurance lacks the power to direct the activities that significantly affect the economic performance of the Salus CLO and, FGL Insurance continues to own less than a majority ownership of the Salus CLO subordinated notes after the two transactions. In June of 2016, the Salus promissory note was repaid for $2 million and all obligations under the note were satisfied.

In August of 2015 and October of 2015, FGL entered into separate engagement letters with Credit Suisse and Jefferies, respectively, pursuant to which Credit Suisse and Jefferies agreed (on a non-exclusive basis) to provide financial advisory services to FGL in connection with a transaction involving a merger or other similar transaction with respect to at least a majority of the capital stock of FGL. During the year ended September 30, 2016, Leucadia National Corp’s (“Leucadia”) ownership interest in HRG’s outstanding shares exceeded 10%. Jefferies Group Inc. (“Jefferies”) is a wholly owned subsidiary of Leucadia. HRG, the holder of a majority of shares of outstanding common stock of FGL, is also a party to each engagement letter. Under each engagement letter, Credit Suisse and Jefferies, respectively, are entitled to receive a fee which represents a percentage of the value of the transaction, plus reimbursement for all reasonable out-of-pocket expenses incurred by Credit Suisse or Jefferies, as applicable, in connection with their engagement. FGL has also agreed to indemnify Credit Suisse and Jefferies for certain liabilities in connection with their engagement. Under each engagement letter, HRG is required to reimburse FGL for compensation paid by FGL to Credit Suisse or Jefferies under certain circumstances. Specifically, if compensation to Credit Suisse or Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG (and not other stockholders of FGL), HRG will reimburse FGL for the full amount of such compensation. If compensation to Credit Suisse or Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG and a disposition of not more than 50% of the shares of FGL held by stockholders of FGL other than HRG, HRG will reimburse FGL for its pro rata portion of such compensation (based on its relative number of shares compared to those held by stockholders of FGL other than HRG).

In 2016, HGI Energy Holdings, LLC (“HGI Energy”) disposed of a significant portion of its assets and HRG used this asset disposal to recapitalize HGI Energy by contributing $110 million to HGI Energy. HGI Energy used these funds to purchase $110 million of Spectrum Brands Holdings, Inc. public common stock from another HRG affiliate, HGI Funding, LLC. Concurrent with the asset sale and recapitalization of HGI Energy, FGL Insurance exchanged the notes issued by HGI Energy in 2013 (the “Old Notes”) with a par value and fair value of $78 million and $72 million, respectively, for new notes issued by HGI Energy (the “New Notes”) with a par value and fair value of $72 million, respectively. As a result of these transactions, FGL Insurance reflected a change of intent with respect to the Old Notes and recognized an impairment loss of $6 million. Old Notes with a par value of $28 million and a fair value of $26 million were held in the FSRCI funds withheld portfolio; accordingly $2 million of the impairment loss was ceded to FSRCI. Concurrent with the exchange of Old Notes for the New Notes, FGL Insurance transferred, at fair value, the New Notes held in its general account to the FSRCI funds withheld portfolio in exchange for $46 million cash.

The company’s related party investments as of September 30, 2016 and related net investment income for fiscal 2016 are summarized as follows ($ in millions):

		September 30, 2016
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed Maturities, available for sale	$19	$—	$19
Fortress Investment Group CLOs	Fixed Maturities, available for sale	225	2	227
Salus preferred equity(a)	Equity securities, available for sale	3	—	3
Salus participations (b)	Other Invested Assets	21	—	21
HGI energy loan (c)	Related Party Loans	71	1	71
Salus 2012 participations	Related Party Loans	4	—	4

(a)	Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b)	Includes loan participations with four different borrowers with an average loan fair value of $5 as of September 30, 2016.
(c)	The total HFI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

Investment Management Agreements

During fiscal 2016, the company had investment management agreements with Salus, CorAmerica Capital, LLC, and Energy & Infrastructure Capital, LLC (“EIC”), all indirect subsidiaries of HGI Asset Management Holdings, LLC, which is also a wholly owned subsidiary of HRG. The agreement for EIC was terminated in July 2016, and CorAmerica is no longer a wholly owned subsidiary of HGI Asset Management Holdings. The company paid management fees to these entities for the services provided under these agreements, which are usual and customary for these types of services. During fiscal 2016, the company paid Salus, CorAmerica Capital, LLC and EIC $371,624, $2,512,749 and $251,523 respectively.

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

Item 14. Principal Accounting Fees and Services

In accordance with Sarbanes-Oxley, our audit committee charter provides that our audit committee has the sole authority and responsibility to pre-approve all audit services, audit-related tax services and other permitted services to be performed for our company by our independent registered public accounting firm and the related fees. Pursuant to its charter and in compliance with rules of the SEC and the PCAOB, our audit committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by our independent registered public accounting firm. The independent registered public accounting firm may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of our independent registered public accounting firm.

The table below sets forth the professional fees paid to our independent registered public accounting firm for professional services rendered during fiscal 2016 and fiscal 2015.

	Fiscal 2016	Fiscal 2015
Audit fees	$2,831,089	$3,193,468
Audit-related fees	251,678	485,417
Tax fees	6,651	14,132
All other fees	—	—

Total fees	$3,089,418	$3,693,017

•	Audit Fees are fees for professional services for the audit of the consolidated financial statements included in Form 10-K and the review of the consolidated financial statements included in Form 10-Qs or services that are provided in connection with statutory and regulatory filings or engagements, such as statutory audits required for certain foreign subsidiaries.

•	Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements.
•	Tax Fees are fees for tax compliance, tax advice and tax planning.
•	All Other Fees are fees, if any, for any services not included in the first three categories.

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

(b) List of Exhibits

The following is a list of exhibits filed as a part of this Form 10-K/A.

Exhibit No.	Description of Exhibits

31.3*	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY & GUARANTY LIFE (Registrant)

Date: January 27, 2017	By:	/s/ Dennis R. Vigneau
Dennis R. Vigneau
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher J. Littlefield Christopher J. Littlefield	President, Chief Executive Officer and Director (Principal Executive Officer)	January 27, 2017

/s/ Dennis R. Vigneau Dennis R. Vigneau	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 27, 2017

* Joseph S. Steinberg	Chairman

* Omar M. Asali	Director

* William J. Bawden	Director

* James M. Benson	Director

* William P. Melchionni	Director

* John H. Tweedie	Director

* By:	/s/ Dennis R. Vigneau
Dennis R. Vigneau, Attorney-in-Fact