Form 10-Q
period 2016-12-31
Fidelity & Guaranty Life
filed 2017-02-06
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
There were 58,984,637 shares of the registrant’s common stock outstanding as of February 2, 2017.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: December 31, 2016 - $19,173; September 30, 2016 - $18,521)	$19,437	$19,411
Equity securities, available-for-sale, at fair value (amortized cost: December 31, 2016 - $691; September 30, 2016 - $640)	696	683
Derivative investments	314	276
Commercial mortgage loans	582	595
Other invested assets	47	60
Total investments	21,076	21,025
Related party loans	71	71
Cash and cash equivalents	632	864
Accrued investment income	201	214
Reinsurance recoverable	3,444	3,464
Intangibles, net	1,228	1,026
Deferred tax assets	68	—
Other assets	232	371
Total assets	$26,952	$27,035

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$19,486	$19,251
Future policy benefits	3,453	3,467
Funds withheld for reinsurance liabilities	1,142	1,172
Liability for policy and contract claims	53	55
Debt	300	300
Revolving credit facility	100	100
Deferred tax liability	—	10
Other liabilities	666	746
Total liabilities	25,200	25,101

Commitments and contingencies ("Note 12")

Shareholders' equity:
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued at December 31, 2016 and September 30, 2016)	$—	$—
Common stock ($.01 par value, 500,000,000 shares authorized, 58,984,034 issued and outstanding at December 31, 2016; 58,956,127 shares issued and outstanding at September 30, 2016)	1	1
Additional paid-in capital	715	714
Retained earnings	896	792
Accumulated other comprehensive income	153	439
Treasury stock, at cost (565,723 shares at December 31, 2016; 537,613 shares at September 30, 2016)	(13)	(12)
Total shareholders' equity	1,752	1,934
Total liabilities and shareholders' equity	$26,952	$27,035

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended
	December 31, 2016	December 31, 2015
	(Unaudited)
Revenues:
Premiums	$11	$15
Net investment income	240	222
Net investment gains	51	63
Insurance and investment product fees and other	38	29
Total revenues	340	329
Benefits and expenses:
Benefits and other changes in policy reserves	20	181
Acquisition and operating expenses, net of deferrals	28	28
Amortization of intangibles	123	41
Total benefits and expenses	171	250
Operating income	169	79
Interest expense	(6)	(6)
Income before income taxes	163	73
Income tax expense	(55)	(25)
Net income	$108	$48

Net income per common share:

Basic	$1.85	$0.82
Diluted	$1.85	$0.82
Weighted average common shares used in computing net income per common share:
Basic	58,280,532	58,219,260
Diluted	58,366,009	58,542,588

Cash dividend per common share	$0.065	$0.065

Supplemental disclosures:
Total other-than-temporary impairments	$(1)	$(10)
Portion of other-than-temporary impairments included in other comprehensive income	—	—
Net other-than-temporary impairments	(1)	(10)
(Losses) Gains on derivative and embedded derivatives	51	70
Other realized investment gains	1	3
Total net investment (losses) gains	$51	$63

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended
	December 31, 2016	December 31, 2015
	(Unaudited)
Net income	$108	$48

Other comprehensive (loss) income:
Unrealized investment gains/(losses):
Change in unrealized investment gains/losses before reclassification adjustment	(663)	(373)
Net reclassification adjustment for (gains) losses included in net income	(2)	7
Changes in unrealized investment gains/losses after reclassification adjustment	(665)	(366)
Adjustments to intangible assets	225	135
Changes in deferred income tax asset/liability	154	81
Net changes to derive comprehensive (loss) income for the period	(286)	(150)
Comprehensive (loss) income, net of tax	$(178)	$(102)

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity

Balance, September 30, 2016	$—	$1	$714	$792	$439	$(12)	$1,934
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(4)	—	—	(4)
Net income	—	—	—	108	—	—	108
Unrealized investment losses, net	—	—	—	—	(286)	—	(286)
Stock compensation	—	—	1	—	—	—	1
Balance, December 31, 2016	$—	$1	$715	$896	$153	$(13)	$1,752

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended
	December 31, 2016	December 31, 2015
	(Unaudited)
Cash flows from operating activities:
Net income	$108	$48
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	1	4
Amortization	(6)	(15)
Deferred income taxes	76	23
Interest credited/index credit to contractholder account balances	(13)	136
Net recognized (gains) on investments and derivatives	(51)	(63)
Charges assessed to contractholders for mortality and administration	(32)	(24)
Deferred policy acquisition costs, net of related amortization	23	(39)
Changes in operating assets and liabilities:
Reinsurance recoverable	(8)	(9)
Future policy benefits	(14)	5
Funds withheld from reinsurers	(26)	(16)
Collateral posted	40	66
Other assets and other liabilities	(26)	24
Net cash provided by operating activities	72	140
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	733	896
Proceeds from derivatives instruments and other invested assets	71	89
Proceeds from commercial mortgage loans	13	2
Cost of available-for-sale investments acquired	(1,355)	(1,021)
Costs of derivatives instruments and other invested assets	(54)	(78)
Costs of commercial mortgage loans	—	(87)
Related party loans	—	(3)
Capital expenditures	(2)	(2)
Net cash (used in) investing activities	(594)	(204)
Cash flows from financing activities:
Treasury stock	(1)	(1)
Common stock issued under employee plans	—	2
Dividends paid	(4)	(4)
Contractholder account deposits	698	569
Contractholder account withdrawals	(403)	(436)
Net cash provided by financing activities	290	130
Change in cash & cash equivalents	(232)	66
Cash & cash equivalents, beginning of period	864	502
Cash & cash equivalents, end of period	$632	$568

Supplemental disclosures of cash flow information
Interest paid	$10	$10
Taxes paid	$—	$1
Deferred sales inducements	$—	$6

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation
Fidelity & Guaranty Life (“FGL” and, collectively with its subsidiaries, the “Company”) is a subsidiary of HRG Group, Inc. (formerly, Harbinger Group Inc. (“HRG”)). The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in Fidelity & Guaranty Life and Subsidiaries' Annual Report on Form 10-K, for the year ended September 30, 2016 (“2016 Form 10-K”), should be read in connection with the reading of these interim unaudited condensed consolidated financial statements. Dollar amounts in the accompanying sections are presented in millions, unless otherwise noted.
FGL markets products through its wholly-owned insurance subsidiaries, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), which together is licensed in all fifty states and the District of Columbia.
On November 8, 2015, FGL entered into an Agreement and Plan of Merger (as amended “Merger Agreement” and the merger contemplated thereby, the "Merger"), by and among FGL, Anbang Insurance Group Co., Ltd., a joint-stock insurance company established in the People’s Republic of China (“Anbang”), AB Infinity Holding, Inc., a Delaware corporation and a wholly-owned subsidiary of Anbang (“AB Infinity”), and AB Merger Sub, Inc., a Delaware corporation and a newly formed, wholly-owned subsidiary of AB Infinity (“Merger Sub”), which was amended on November 3, 2016, to extend the outside termination date for the completion of the Merger from November 7, 2016 to February 8, 2017. Accordingly, either party may terminate the merger agreement if the closing of the merger does not occur prior to February 8, 2017. As of the date of this report, the parties were in discussions regarding an extension of the outside termination date beyond February 8, 2017. The Company expects to make an announcement on or about February 9, 2017 regarding the outcome of their discussions.
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
At the effective time of the Merger, each, vested and unvested, FGL option to purchase shares of common stock and restricted shares of common stock will become fully vested and automatically converted into the right to receive a cash payment in an amount pursuant to the Merger Agreement.  In addition, at such time, each, vested and unvested, stock option and restricted stock unit relating to shares of Fidelity & Guaranty Life Holdings, Inc., a subsidiary of FGL (“FGLH”) will become fully vested and automatically converted into the right to receive a cash payment in an amount pursuant to the Merger Agreement, and each dividend equivalent right held in respect of a share of FGLH stock (a “DER”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such DER. All DER were vested as of March 31, 2016 and were paid out in April 2016.
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
In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three months ended December 31, 2016, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2017.  Amounts reclassified out of other comprehensive income are reflected in net investment gains in the unaudited Condensed Consolidated Statements of Operations.
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
Adoption of New Accounting Pronouncements
Share-Based Payments When a Performance Target is Achieved after the Requisite Service Period
In June 2014, the FASB issued new guidance on Stock Compensation (ASU 2014-12, Accounting for Share-Based Payments When the Term of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The new guidance requires performance targets that affect vesting and that could be achieved after the requisite service period to be treated as performance conditions. Such performance targets will not be included in the grant-date fair value calculation of the award, rather compensation cost will be recorded when it is probable the performance target will be reached and should represent the compensation cost attributable to period(s) for which the requisite service has already been rendered. The Company adopted this guidance effective October 1, 2016, as required. The adoption of ASU 2014-12 will not impact the Company's consolidated financial statements or related disclosures, as the Company has historically treated the performance targets for its share-based payment awards as a performance condition that affects vesting and has not reflected the targets in the grant-date fair value calculation of the awards.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued amended consolidation guidance (ASU 2015-02, Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015. The amended guidance changes the consolidation analysis of reporting entities with variable interest entity ("VIE") relationships by i) modifying the criteria used to evaluate whether limited partnerships and similar legal entities are VIEs or voting interest entities and revising the primary beneficiary determination of a VIE, ii) eliminating the specialized consolidation model and guidance for limited partnerships thereby removing the presumption that a general partner should consolidate a limited partnership, iii) reducing the criteria in the variable interest model contained in Accounting Standards Codification Topic 810, Consolidation, that is used to evaluate whether the fees paid to a decision maker or service provider represents a variable interest, and iv) exempting reporting entities from consolidating money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of

1940. The Company adopted ASU 2015-02 effective October 1, 2016, as required. The adoption of ASU 2015-02 will not impact the Company's consolidated financial statements or related disclosure as the Company determined that this new guidance does not change its conclusions regarding consolidation of its VIEs.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued amended guidance (ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The amended guidance requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts or premiums. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before the receipt of the funding from the associated debt liability. Instead, debt issuance costs will be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, and the costs will be amortized to interest expense using the effective interest method. The Company adopted ASU 2015-03 effective October 1, 2016, as required. The Company retrospectively considered adjustments to adjust its historical balance sheets to present deferred debt issuance costs related to the Company's debt as a reduction of the debt liability. As the Company's debt issuance costs were fully amortized as of the period ended September 30, 2016, there is no impact to the current period financial statements.
Accounting for Fees Paid in Cloud Computing Arrangements
In April 2015, the FASB issued amended guidance (ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Previous GAAP did not include explicit guidance regarding a customer's accounting for fees paid in a cloud computing arrangement, which may include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. The adopted guidance addresses whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company prospectively adopted ASU 2015-05 effective as of October 1, 2016, as required, for all new or materially modified cloud computing arrangements that contain a software license component.
Investments That Calculate Net Asset Value per Share
In May 2015, the FASB issued amended guidance (ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Previous GAAP required that investments for which fair value is measured at net asset value (or its equivalent) using the practical expedient in Topic 820 be categorized within the fair value hierarchy using criteria that differ from the criteria used to categorize other fair value measurements within the hierarchy. Previously, investments valued using the practical expedient were categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity will take into account the length of time until those investments become redeemable to determine the classification within the fair value hierarchy. There is diversity in practice related to how certain investments measured at net asset value with redemption dates in the future (including periodic redemption dates) are categorized within the fair value hierarchy. Under the amendments in this Update, investments for which fair value will be measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. The Company adopted ASU 2015-07 effective October 1, 2016, as required, and has updated the fair value disclosures to reflect the amended guidance. Refer to "Note 6. Fair Value of Financial Instruments" for further details.

Future Adoption of Accounting Pronouncements
Presentation of Changes in Restricted Cash on the Cash Flow Statement
In November 2016, the FASB issued amended guidance (ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash), effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The ASU will require amounts generally described as changes in restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The amendments in this ASU may be early adopted during any period or interim period, however, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied using a retrospective transition method to each period presented. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

Technical Corrections and Improvements
In December 2016, the FASB issued new guidance on the Simplification of Topics Within Insurance and Debt Restructuring (ASU 2016-19, Technical Corrections and Improvements), effective upon issuance for most amendments in the Update. For several items requiring transition guidance, the ASU identifies adoption dates specific to those items. The amendments cover a wide range of topics in the Accounting Standards Codification ("ASC") and will correct differences between original guidance and the ASC, clarify guidance through updated wording or corrected references, and simplify guidance through minor editing. The amendments in this ASU that do not require transition guidance were effective upon issuance, however, those that require transition guidance may be early adopted. The Company adopted the amendments that do not require transition guidance upon issuance of ASU 2016-19 with no impact on its financial statements. The Company will not early adopt the guidance in this standard that require transition guidance and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

(3) Significant Risks and Uncertainties

Federal Regulation

In April 2016, the Department of Labor (“DOL”) released its final “fiduciary” rule which could have a material impact on the Company, its products, distribution, and business model. The final rule treats persons who provide investment advice for a fee or other compensation with respect to assets of an employer plan or individual retirement account ("IRA") as fiduciaries of that plan or IRA. Significantly, the rule expands the definition of fiduciary to apply to persons, including insurance agents, who advise and sell products to IRA owners. As a practical matter, this means commissioned insurance agents selling the Company’s IRA products must qualify for a prohibited transaction exemption which requires the agent and financial institution to meet various conditions including that an annuity sale be in the “best interest” of the client without regard for the agent’s, financial institution’s or other party’s financial or other interests, and that any compensation paid to the agent and financial institution be reasonable. The final rule was effective June 2016 and generally applicable in April 2017. The rule has generated considerable controversy and is the subject of industry efforts to block implementation both in Congress and through court actions. The success or failure of these efforts cannot be predicted. Assuming the rule is not blocked, the precise impact of the rule on the financial services industry more generally, and the impact on the Company and its business in particular, is difficult to assess. We believe however it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of our annuity sales are to IRAs. Compliance with the prohibited transaction exemptions would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact our business, results of operations and/or financial condition. Regardless of the outcome of the court and political challenges, FGL Insurance is prepared to execute on its implementation plans on the applicability date.
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
Concentrations of Financial Instruments
As of December 31, 2016 and September 30, 2016, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the banking industry with a fair value of $2,570 or 12% and $2,448 or 12%, respectively, of the invested assets portfolio, and an amortized cost of $2,552 and $2,352, respectively. As of December 31, 2016, the Company’s holdings in this industry include investments in 106 different issuers with the top ten investments accounting for 32% of the total holdings in this industry. As of December 31, 2016 and September 30, 2016, the Company had no investments in issuers that exceeded 10% of shareholders' equity. The Company's largest concentration in any single issuer as of December 31, 2016 and September 30, 2016 was Wells Fargo & Company with a total fair value of $166 or 1% and $171 or 1% of the invested assets portfolio, respectively.

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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) and Front Street Re (Cayman) Ltd. ("FSRCI"), an affiliate, that could have a material impact on the Company’s financial position in the event that Wilton Re or FSRCI fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of December 31, 2016. As of December 31, 2016, the net amount recoverable from Wilton Re was $1,528 and the net amount recoverable from FSRCI was $1,087. The coinsurance agreement with FSRCI is on a funds withheld basis. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers.

(4) Investments
The Company’s fixed maturity and equity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) (“AOCI”) net of associated adjustments for deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and deferred income taxes. The Company’s consolidated investments at December 31, 2016 and September 30, 2016 are summarized as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for sale securities
Asset-backed securities	$2,629	$17	$(38)	$2,608	$2,608
Commercial mortgage-backed securities	852	7	(22)	837	837
Corporates	11,294	412	(227)	11,479	11,479
Equities	691	17	(12)	696	696
Hybrids	1,352	45	(64)	1,333	1,333
Municipals	1,553	113	(25)	1,641	1,641
Residential mortgage-backed securities	1,269	65	(25)	1,309	1,309
U.S. Government	224	6	—	230	230
Total available-for-sale securities	19,864	682	(413)	20,133	20,133
Derivative investments	218	104	(8)	314	314
Commercial mortgage loans	582	—	—	574	582
Other invested assets	47	—	—	43	47
Total investments	$20,711	$786	$(421)	$21,064	$21,076

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for-sale securities
Asset-backed securities	$2,528	$16	$(45)	$2,499	$2,499
Commercial mortgage-backed securities	850	23	(9)	864	864
Corporates	10,712	760	(132)	11,340	11,340
Equities	640	47	(4)	683	683
Hybrids	1,356	77	(47)	1,386	1,386
Municipals	1,515	206	(4)	1,717	1,717
Residential mortgage-backed securities	1,327	63	(28)	1,362	1,362
U.S. Government	233	10	—	243	243
Total available-for-sale securities	19,161	1,202	(269)	20,094	20,094
Derivative investments	221	78	(23)	276	276
Commercial mortgage loans	595	—	—	614	595
Other invested assets	60	—	—	58	60
Total investments	$20,037	$1,280	$(292)	$21,042	$21,025
Included in AOCI were cumulative gross unrealized gains of $1 and gross unrealized losses of $3 related to the non-credit portion of other-than-temporary impairments ("OTTI") on non-agency residential mortgage-backed securities ("RMBS") at December 31, 2016 and gross unrealized gains of $1 and gross unrealized losses of $3 related to the non-credit portion of OTTI on RMBS at September 30, 2016.
Securities held on deposit with various state regulatory authorities had a fair value of $18,155 and $18,075 at December 31, 2016 and September 30, 2016, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.

At December 31, 2016 and September 30, 2016, the company held investments that were non-income producing for a period greater than twelve months with fair values of $0 and $2, respectively.
In accordance with the Company's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $622 and $649 at December 31, 2016 and September 30, 2016, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	December 31, 2016
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$290	$294
Due after one year through five years	1,940	1,978
Due after five years through ten years	3,189	3,261
Due after ten years	8,256	8,433
Subtotal	13,675	13,966
Other securities which provide for periodic payments:
Asset-backed securities	2,629	2,608
Commercial mortgage-backed securities	852	837
Structured hybrids	748	717
Residential mortgage-backed securities	1,269	1,309
Subtotal	5,498	5,471
Total fixed maturity available-for-sale securities	$19,173	$19,437
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
Based on the results of our process for evaluating available-for-sale securities in unrealized loss positions for OTTI discussed above, the Company determined that the unrealized losses as of December 31, 2016 increased due to upward movement in the U.S. Treasury rates. Bond prices in most sectors moved lower based on these higher Treasury yields. Based on an assessment of all securities in the portfolio in unrealized loss positions, the Company determined that the unrealized losses on the securities presented in the table below were not other-than-temporarily impaired as of December 31, 2016.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$439	$(2)	$1,348	$(36)	$1,787	$(38)
Commercial mortgage-backed securities	327	(8)	188	(14)	515	(22)
Corporates	2,716	(88)	1,191	(139)	3,907	(227)
Equities	232	(9)	64	(3)	296	(12)
Hybrids	246	(15)	476	(49)	722	(64)
Municipals	440	(21)	36	(4)	476	(25)
Residential mortgage-backed securities	49	(1)	486	(24)	535	(25)
U.S. Government	51	—	—	—	51	—
Total available-for-sale securities	$4,500	$(144)	$3,789	$(269)	$8,289	$(413)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						620
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						527
Total number of available-for-sale securities in an unrealized loss position						1,147

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$352	$(4)	$1,368	$(41)	$1,720	$(45)
Commercial mortgage-backed securities	44	(1)	182	(8)	226	(9)
Corporates	413	(9)	1,031	(123)	1,444	(132)
Equities	51	(1)	75	(3)	126	(4)
Hybrids	41	(2)	412	(45)	453	(47)
Municipals	69	(2)	38	(2)	107	(4)
Residential mortgage-backed securities	70	(1)	544	(27)	614	(28)
Total available-for-sale securities	$1,040	$(20)	$3,650	$(249)	$4,690	$(269)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						193
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						543
Total number of available-for-sale securities in an unrealized loss position						736
At December 31, 2016 and September 30, 2016, securities in an unrealized loss position were primarily concentrated in investment grade, corporate debt, asset-backed, and hybrid instruments.
At December 31, 2016 and September 30, 2016, securities with a fair value of $131 and $183, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 1% of the carrying value of all investments in both reporting periods.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the three months ended December 31, 2016 and 2015, for which a portion of the OTTI was recognized in AOCI:

	Three months ended
	December 31, 2016	December 31, 2015
Beginning balance	$3	$3
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—
OTTI was not previously recognized	—	—
Ending balance	$3	$3
The Company recognized $1 of credit impairment losses in operations during the three months ended December 31, 2016 and $0 of change of intent impairment losses in operations during the three months ended December 31, 2016, related to fixed maturity securities with an amortized cost of $115 and a fair value of $114 at December 31, 2016. During the three months ended December 31, 2015, the Company recognized $10 of credit impairment losses in operations related to fixed maturity securities and other invested assets with an amortized cost of $64 and a fair value of $54 at December 31, 2015.
Details underlying write-downs taken as a result of OTTI that were recognized in "Net income" and included in net realized gains on securities were as follows:

	Three months ended
	December 31, 2016	December 31, 2015
OTTI Recognized in Net Income:
Asset-backed securities	$1	$4
Corporates	—	6
Total	$1	$10
The portion of OTTI recognized in AOCI is disclosed in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).

Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 3% of the Company’s total investments as of December 31, 2016 and September 30, 2016. The Company primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to attempt to reduce concentration risk. Subsequent to origination, the Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	December 31, 2016		September 30, 2016
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Funeral Home	$1	—%	$1	—%
Hotel	23	4%	23	4%
Industrial - General	46	8%	58	10%
Industrial - Warehouse	65	11%	64	11%
Multifamily	70	12%	70	11%
Office	159	27%	160	27%
Retail	219	38%	220	37%
Total commercial mortgage loans, gross of valuation allowance	$583	100%	$596	100%
Allowance for loan loss	(1)		(1)
Total commercial mortgage loans	$582		$595

U.S. Region:
East North Central	$136	23%	$137	23%
East South Central	20	4%	21	4%
Middle Atlantic	86	15%	97	16%
Mountain	68	12%	67	12%
New England	14	2%	14	2%
Pacific	136	23%	136	23%
South Atlantic	67	12%	67	11%
West North Central	14	2%	14	2%
West South Central	42	7%	43	7%
Total commercial mortgage loans, gross of valuation allowance	$583	100%	$596	100%
Allowance for loan loss	(1)		(1)
Total commercial mortgage loans	$582		$595
Within the Company's CML portfolio, 100% of all CMLs had a loan-to-value (“LTV”) ratio of less than 75% at inception at December 31, 2016 and September 30, 2016. As of December 31, 2016, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at December 31, 2016 and September 30, 2016:

	Debt Service Coverage Ratios				Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	< 1.00	N/A(a)
December 31, 2016
LTV Ratios:
Less than 50%	$195	$—	$18	$1	$214	37%	$210	37%
50% to 60%	234	—	—	—	234	40%	230	40%
60% to 75%	112	7	16	—	135	23%	134	23%
Commercial mortgage loans	$541	$7	$34	$1	$583	100%	$574	100%
September 30, 2016
LTV Ratios:
Less than 50%	$158	$18	$—	$1	$177	29%	$181	29%
50% to 60%	189	—	—	—	189	32%	194	32%
60% to 75%	230	—	—	—	230	39%	239	39%
Commercial mortgage loans	$577	$18	$—	$1	$596	100%	$614	100%
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

	December 31, 2016	September 30, 2016
Gross balance commercial mortgage loans	$583	$596
Allowance for loan loss	(1)	(1)
Net balance commercial mortgage loans	$582	$595
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At December 31, 2016 and September 30, 2016, we had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of our CMLs:

	December 31, 2016	September 30, 2016
Current to 30 days	$583	$596
Past due	—	—
Total carrying value	$583	$596
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. As of December 31, 2016, our CML portfolio had no impairments, modifications or troubled debt restructuring.
Net investment income
The major sources of “Net investment income” on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	December 31, 2016	December 31, 2015
Fixed maturity securities, available-for-sale	$228	$210
Equity securities, available-for-sale	10	8
Commercial mortgage loans	6	6
Related party loans	—	1
Invested cash and short-term investments	—	—
Other investments	1	1
Gross investment income	245	226
Investment expense	(5)	(4)
Net investment income	$240	$222
During the fiscal quarter ended June 30, 2015, the Company received notice that we are entitled to receive a settlement as a result of our ownership of certain RMBS that were issued by Countrywide Financial Corp. ("Countrywide"), an entity which was later acquired by Bank of America Corporation. An $18 cash settlement was received in the fiscal quarter ended June 30, 2016 for a majority of the Countrywide securities, and another $2 is expected to be paid in the third fiscal quarter of 2017. In compliance with the Company's accounting policy described in "Note 2. Significant Accounting Policies and Practices" of the 2016 Form 10-K, the Company updated its cash flow projections for its best estimate of the recovery as of May 31, 2016 and determined the new effective yield, with the resulting immaterial impact recognized in “Net Investment Income”.

Net investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	December 31, 2016	December 31, 2015
Net realized gains (losses) on fixed maturity available-for-sale securities	$2	$(5)
Realized gains (losses) on equity securities	—	—
Change in fair value of other derivatives and embedded derivatives	—	2
Realized losses on other invested assets	(2)	(2)
Net realized (losses) gains on available-for-sale securities	—	(5)
Realized gains (losses) on certain derivative instruments	1	(12)
Unrealized gains (losses) on certain derivative instruments	38	53
Change in fair value of reinsurance related embedded derivative	12	27
Realized (losses) gains on hedging derivatives and reinsurance-related embedded derivatives	51	68
Net investment (losses) gains	$51	$63
For the three months ended December 31, 2016, proceeds from the sale of fixed maturity available-for-sale securities totaled $97, gross gains on such sales totaled $2, and gross losses totaled $2.
For the three months ended December 31, 2015, proceeds from the sale of fixed maturity available-for-sale securities, totaled $564, gross gains on such sales totaled $13, and gross losses totaled $9, respectively.
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
FGL Insurance participates in loans to third parties originated by Salus. Salus is an affiliated, limited liability company indirectly owned by HRG that originates senior secured asset-based loans to unaffiliated third-party borrowers. FGL Insurance also participates in CLOs managed by Salus and owns preferred equity in Salus within the funds withheld portfolio of the FSRCI treaty. The Company’s maximum exposure to loss as a result of its investments in or with Salus is limited to the carrying value of its investments in Salus which totaled $14 and $22 as of December 31, 2016 and September 30, 2016, respectively. FGL’s investments in or with Salus are detailed in “Note 14. Related Party Transactions” to the Company’s unaudited Condensed Consolidated Financial Statements.
During the fiscal quarter ended June 30, 2015, FGL invested in Boardwalk, an unaffiliated limited partnership fund that will invest in consumer whole loans, asset-backed investments, high yield, private investments, bank portfolio liquidations, bridge financing and other investments. The initial funding occurred March 20, 2015 with the remaining commitment expected to fund over the course of the next 3 years. FGL has funded $13 of a $35 commitment as of December 31, 2016.
FGL also executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, FGL does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund through 2017. FGL has funded $42 as of December 31, 2016.
During the fiscal quarter ended December 31, 2016, FGL executed a commitment to invest in two limited partnerships, Golub Capital Partners 10, L.P. and Golub Capital Partners 11, L.P, which invest in United States middle market, senior secured, floating rate loans and broadly syndicated loans primarily acquired from unaffiliated third parties. FGL has executed $20 and $40 commitments in Golub Capital Partners 10, L.P. and Golub Capital Partners 11, L.P, respectively, none of which was funded as of December 31, 2016.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in fixed indexed annuity (“FIA”) contracts, is as follows:

	December 31, 2016	September 30, 2016
Assets:
Derivative investments:
Call options	$314	$276
Futures contracts	—	—
Other invested assets:
Other derivatives and embedded derivatives	13	13
Other assets:
Reinsurance related embedded derivative	131	119
	$458	$408

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,250	$2,383
Funds withheld for reinsurance liabilities:
Call options payable to FSRCI	12	11
Other liabilities:
Futures contracts	—	—
	$2,262	$2,394

The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows:

	Three months ended
	December 31, 2016	December 31, 2015
Revenues:
Net investment (losses) gains:
Call options	$39	$36
Futures contracts	—	5
Other derivatives and embedded derivatives	—	2
Reinsurance related embedded derivative	12	27
	$51	$70
Benefits and other changes in policy reserves
FIA embedded derivatives	$(133)	$51
Additional Disclosures
Other Derivatives and Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 which was based on the actual return of the fund. At December 31, 2016 the fair value of the fund-linked note and embedded derivative were $24 and $13, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".

FGL Insurance participates in loans to third parties originated by Salus, an affiliated VIE, indirectly owned by HRG that provides asset-based financing. These participating loans are denominated in Canadian ("CAD") currency which is different from FGL Insurance's functional currency. At September 30, 2015, four loan participations were denominated in CAD currency. Three of the four loans denominated in CAD currency were settled prior to June 30, 2016. Therefore, as of both September 30, 2016 and December 31, 2016 only one loan denominated in CAD currency remains.
Two of the loan participations included a provision for reimbursement from the borrower to FGL Insurance for any net foreign exchange losses realized by FGL Insurance under the loan agreements. FGL Insurance's ability to recover the foreign exchange losses under these loan participations was such that the Company established embedded derivatives equal to FGL Insurance's cumulative net foreign exchange loss on these loan participations. The value of the embedded derivatives, which is equal to the cumulative net foreign exchange loss recognized on these loan participations, net of an allowance for counterparty credit risk, was reflected in "Other invested assets" as of the balance sheet date with changes in fair value reflected in the Company's Condensed Consolidated Statements of Operations. As of September 30, 2016, all of the loan participations were settled in full and the related embedded derivative balance was reduced to zero. The Company had realized losses of $0 for the three months ended December 31, 2015, related to these foreign exchange embedded derivatives included in "Net investment gains (losses)".
FGL Insurance also had two participating loans denominated in CAD currency which also required reimbursement from the borrower in CAD currency, but did not include a provision for reimbursement for any net foreign exchange losses from the borrower. Salus executed CAD swap agreements with FGL Insurance to convert the CAD cash flows into United States dollar ("USD") cash flows. Under these swap agreements, Salus reimbursed the Company for certain realized foreign exchange losses related to cash flows on these loan participations from origination date through the earlier of the maturity date of the loan or expiration of the swap agreement. Reimbursement under the swap agreements was reduced in the event the counterparties on the underlying loan participations were unable to fully repay amounts due on those loan participations. FGL Insurance's ability to recover the foreign exchange losses under these swap agreements was such that the Company established derivatives equal to FGL Insurance's cumulative net foreign exchange losses on these loan participations. During the year ended September 30, 2016, one of the loan participations was repaid in full and FGL Insurance recovered the full amount due under the related swap agreement. The other loan participation remains outstanding at December 31, 2016. The Company recognized an OTTI loss on the loan during the quarter ended September 30, 2016 and also recorded a reduction in the amount recoverable under the swap agreement. The related swap agreement with Salus expired in July 2016 and FGL Insurance recovered the amount due under the swap agreement. The value of these derivatives was reflected in “Other invested assets” with the changes in the fair value reflected in the Company’s Condensed Consolidated Statements of Operations. The value of these derivatives was $0 and $0 at December 31, 2016 and September 30, 2016, respectively, which is equal to the cumulative net realized foreign exchange loss recognized on these loan participations, net of allowance for counterparty credit risk. The Company had realized losses of $0 for the three months ended December 31, 2016; and $2 realized gains for the three months ended December 31, 2015 related to these foreign exchange derivatives included in "Net investment gains (losses)". Additionally, a subsidiary of HRG, HGI Funding LLC, executed an agreement with the Company to guarantee, subject to the terms of the agreement, the fulfillment of the accumulated foreign exchange loss recoverable from Salus. The guarantee was terminated in the quarter ended September 30, 2016 concurrent with the settlement of the Salus swap agreement.
FGL Insurance has entered into two CAD currency forward contracts since August 2016 to economically hedge against unfavorable movements in CAD on the one CAD-denominated loan participation which remains outstanding at December 31, 2016. Under the forward contracts, FGL Insurance sold CAD equal to the estimated recovery amounts on the loan participation and will receive USD. The forward contracts will be settled in cash. No cash was exchanged upon execution of the forward contracts. The value of these derivatives at each balance sheet date is equal to the cumulative unrealized value and is reflected in “Other invested assets” with the changes in the fair value reflected in the Company’s Consolidated Statements of Operations. The value of the forward contracts as of December 31, 2016 was not material. The Company had realized gains of $0 for the three months ended December 31, 2016 related to the forward contracts included in "Net investment gains".

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

Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		December 31, 2016				September 30, 2016
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$2,860	$77	$40	$37	$2,302	$55	$10	$45
Deutsche Bank	A-/Baa2/BBB+	468	24	—	24	1,620	46	12	34
Morgan Stanley	*/A1/A+	2,530	84	68	16	2,952	87	58	29
Barclay's Bank	A/A1/A-	1,898	57	17	40	1,389	39	—	39
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	2,254	72	73	(1)	1,623	49	48	1
Total		$10,010	$314	$198	$116	$9,886	$276	$128	$148
(a) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of December 31, 2016 and September 30, 2016, counterparties posted $198 and $128 of collateral, respectively, of which $158 and $118 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the unaudited Condensed Consolidated Balance Sheets. The remaining $40 and $10 of non-cash collateral was held by a third-party custodian and is not included in the Company's unaudited Condensed Consolidated Balance Sheets at December 31, 2016 and September 30, 2016, respectively. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $116 and $148 at December 31, 2016 and September 30, 2016, respectively.
The Company held 540 and 559 futures contracts at December 31, 2016 and September 30, 2016, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents " in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $3 and $3 at December 31, 2016 and September 30, 2016, respectively.

(6) Fair Value of Financial Instruments
The Company’s measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, which may include the Company’s own credit risk. The Company’s estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”). The Company categorizes financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique. The three-level hierarchy for fair value measurement is defined as follows:
Level 1 - Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date.
Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument. Such inputs include market interest rates and volatilities, spreads, and yield curves.
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

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$632	$—	$—	$632	$632
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,411	197	2,608	2,608
Commercial mortgage-backed securities	—	752	85	837	837
Corporates	—	10,401	1,078	11,479	11,479
Hybrids	—	1,323	10	1,333	1,333
Municipals	—	1,604	37	1,641	1,641
Residential mortgage-backed securities	—	1,309	—	1,309	1,309
U.S. Government	54	176	—	230	230
Equity securities, available-for-sale	17	636	1	654	654
Derivative financial instruments	—	314	—	314	314
Reinsurance related embedded derivative, included in other assets	—	131	—	131	131
Other invested assets	—	—	19	19	19
Total financial assets at fair value	$703	$19,057	$1,427	$21,187	$21,187
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,250	$2,250	$2,250
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	12	—	12	12
Total financial liabilities at fair value	$—	$12	$2,250	$2,262	$2,262

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$864	$—	$—	$864	$864
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,327	172	2,499	2,499
Commercial mortgage-backed securities	—	785	79	864	864
Corporates	—	10,219	1,121	11,340	11,340
Hybrids	—	1,386	—	1,386	1,386
Municipals	—	1,676	41	1,717	1,717
Residential mortgage-backed securities	—	1,362	—	1,362	1,362
U.S. Government	61	182	—	243	243
Equity securities, available-for-sale	22	617	3	642	642
Derivative financial instruments	—	276	—	276	276
Reinsurance related embedded derivative, included in other assets	—	119	—	119	119
Other invested assets	—	—	34	34	34
Total financial assets at fair value	$947	$18,949	$1,450	$21,346	$21,346
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,383	$2,383	$2,383
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	11	—	11	11
Total financial liabilities at fair value	$—	$11	$2,383	$2,394	$2,394
The carrying amounts of accrued investment income, and portions of other insurance liabilities, approximate fair value due to their short duration and, accordingly, they are not presented in the tables above.
Valuation Methodologies

Fixed Maturity Securities & Equity Securities
The Company measures the fair value of its securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company will then consistently apply the valuation methodology to measure the security’s fair value. The Company's fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations, or pricing matrices. The Company uses observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met.
For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The Company has an equity investment in a private business development company which is not traded on an exchange or valued by other sources such as analytics or brokers. The Company based the fair value of this investment on an estimated net asset value provided by the investee. Management did not make any adjustments to this valuation. The significant unobservable input used in the fair value measurement of equity securities available-for-sale for which the market approach valuation technique is employed is yields for comparable securities. Increases (decreases) in the yields would result in lower or higher, respectively, fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. Management believes the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices.The fair value of the Company's investment in mutual funds is based on the net asset value published by the respective mutual fund and represents the value the Company would have received if it withdrew its investment on the balance sheet date.

The Company did not adjust prices received from third parties as of December 31, 2016 and September 30, 2016. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
The fair value of the reinsurance-related embedded derivative in the funds withheld reinsurance agreement with FSRCI is estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. As the fair value of the assets is based on a quoted market price of similar assets (Level 2), the fair value of the embedded derivative is based on market-observable inputs and is classified as Level 2.
The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements) which represents what the Company would expect to receive or pay at the balance sheet date if it canceled the futures contract or entered into offsetting positions. These contracts are classified as Level 1.
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs. The market observable inputs are the market value of option and interest swap rates. The significant unobservable inputs are the mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at December 31, 2016 and September 30, 2016 was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies (“IULs”) and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At December 31, 2016 and September 30, 2016, this resulted in higher fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Other Invested Assets
Fair value of our loan participation interest securities approximates the unpaid principal balance of the participation interest as of December 31, 2016. In making this assessment, the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date and December 31, 2016, the primary market participant for these securities, and the short-term maturity of these loans (less than 1 year).
Fair value of our loan participation interest JSN Jewellery, Inc. is based upon a best estimate of the expected liquidation value of the underlying collateral.
Fair value of the AnchorPath embedded derivative is based on an unobservable input, the net asset value of the AnchorPath fund at the balance sheet date.  The embedded derivative is similar to a call option on the net asset value of the AnchorPath fund with a strike price of zero since FGL Insurance will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the AnchorPath fund on the maturity date.  Therefore, the Black-Scholes model returns the net asset value of the AnchorPath fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The net asset value of the AnchorPath fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the AnchorPath fund. As the value of the AnchorPath fund increases or decreases, the fair value of the embedded derivative will increase or decrease.

Fair value of foreign exchange derivatives and embedded derivatives, including CAD currency forward contracts, is based on the quoted USD/CAD exchange rates.
Related Party Loans - HGI Energy Loan
The HGI Energy loan's (discussed in "Note 14. Related Party Transactions" to the Company's unaudited Consolidated Financial Statements) fair value is based on the discounted cash flows of the loan. The discount rate was set by observing the market rate on other debt instruments of the issuer with an adjustment for liquidity.
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
Commercial Mortgage loans
The fair value of commercial mortgage loans is established using a discounted cash flow method based on credit rating, maturity and future income. This yield-based approach was sourced from our third-party vendor. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan-to-value, quality of tenancy, borrower, and payment record. The carrying value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral-dependent. The inputs used to measure the fair value of our commercial mortgage loans are classified as Level 3 within the fair value hierarchy.
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
Debt
The fair value of debt is based on quoted market prices. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy. Our revolving credit facility debt is classified as Level 3 within the fair value hierarchy, and the estimated fair value reflects the carrying value as the revolver has no maturity date.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2016 and September 30, 2016 are as follows:

	Fair Value at	Valuation		Range (Weighted average)
	December 31, 2016	Technique	Unobservable Input(s)	December 31, 2016
Assets
Asset-backed securities	$184	Broker-quoted	Offered quotes	96.93% - 100.08% (99.32%)
Asset-backed securities (Salus CLO equity tranche)	13	Third-party Valuation	Offered quotes	21.78%
			Discount rate	15.00%
			Other loan recoveries	0.00% - 100.00%
Commercial mortgage-backed securities	81	Broker-quoted	Offered quotes	100.00% - 118.00% (110.27%)
Commercial mortgage-backed securities	4	Matrix pricing	Quoted prices	98.63% - 98.63% (98.63%)
Corporates	889	Broker-quoted	Offered quotes	50.00% - 111.00% (99.50%)
Corporates	189	Matrix pricing	Quoted prices	93.01% - 116.92% (102.58%)
Hybrids	10	Broker-quoted	Offered quotes	23,760% - 23,760% (23,760%) (a)
Municipals	37	Broker-quoted	Offered quotes	109.18% - 109.18% (109.18%)
Equity securities available-for-sale (Salus preferred equity)	1	Income-approach	Yield	0.70% - 3.10%
			Discount rate	7.00% - 9.00%
			Salus CLO Equity	21.78%
Other invested assets:
Available-for-sale embedded derivative	13	Black-Scholes model	Market value of AnchorPath fund	100.00%
Loan participation - JSN Jewellery, Inc.	6	Liquidation value – 19% recovery estimate	Recovery estimate (wind-down costs)	19.00%
Total	$1,427
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,250	Discounted cash flow	Market value of option	0.00% - 21.60% (2.89%)
			SWAP rates	1.98% - 2.34% (2.16%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (9.60%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Future option budget	1.15% - 5.57% (2.91%)
Total liabilities at fair value	$2,250
(a) Market value of $9,504,000 and par value of $400

	Fair Value at	Valuation	Unobservable	Range (Weighted average)
	September 30, 2016	Technique	Input(s)	September 30, 2016
Assets
Asset-backed securities	$144	Broker-quoted	Offered quotes	97.54% - 101.55% (99.66%)
Asset-backed securities	9	Matrix Pricing	Quoted prices	98.75%
Asset-backed securities (Salus CLO equity tranche)	19	Third-Party Valuation	Offered quotes	28.37%
			Discount rate	15.00%
			RSH recovery	5.50%
			Other loan recoveries	0.00% - 100.00%
Commercial mortgage-backed securities	75	Broker-quoted	Offered quotes	104.31% - 122.19% (114.10%)
Commercial mortgage-backed securities	4	Matrix pricing	Quoted prices	98.41% - 98.41% (98.41%)
Corporates	920	Broker-quoted	Offered quotes	50.00% - 118.33% (103.37%)
Corporates	201	Matrix pricing	Quoted prices	99.00% - 150.23% (107.65%)
Municipals	41	Broker-quoted	Offered quotes	119.04% - 119.04% (119.04%)
Equity securities available-for-sale (Salus preferred equity)	3	Market-approach	Yield	11.00%
			RSH recovery	5.50%
			Discount rate	15.00%
			Salus CLO equity	28.37%
Other invested assets:
Available-for-sale embedded derivative	13	Black-Scholes Model	Market value of AnchorPath fund	100.00%
Loan participations - Other	2	Market Pricing	Offered quotes	100.00%
Loan participations - JSN Jewellery Inc.	17	Liquidation value – 52.5% recovery estimate	Recovery estimate (wind-down costs)	49.93% - 56.67% (52.50%)
Loan participation - RadioShack (RSH) Corporation	2	Liquidation value – 5% recovery estimate	Recovery estimate (wind-down costs)	1.36% - 14.28%
Total	$1,450
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,383	Discounted cash flow	Market value of option	0.00% - 26.64% (2.55%)
			SWAP rates	1.18% - 1.46% (1.31%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (9.59%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Future option budget	1.15% - 5.57% (2.91%)
Total liabilities at fair value	$2,383

Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the unaudited Condensed Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended December 31, 2016 and 2015, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended December 31, 2016
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$172	$(1)	$(1)	$63	$—	$(7)	$(29)	$197
Commercial mortgage-backed securities	79	—	(2)	8	—	—	—	85
Corporates	1,121	(1)	(41)	51	(5)	(48)	1	1,078
Hybrids	—	—	—	10	—	—	—	10
Municipals	41	—	(3)	—	—	(1)	—	37
Equity securities available-for-sale	3	(2)	—	—	—	—	—	1
Other invested assets:
Available-for-sale embedded derivative	13	—	—	—	—	—	—	13
Loan participations	21	(1)	—	—	—	(14)	—	6
Total assets at Level 3 fair value	$1,450	$(5)	$(47)	$132	$(5)	$(70)	$(28)	$1,427
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,383	$(133)	$—	$—	$—	$—	$—	$2,250
Total liabilities at Level 3 fair value	$2,383	$(133)	$—	$—	$—	$—	$—	$2,250

(a) The net transfers out of Level 3 during the three months ended December 31, 2016 were exclusively to Level 2.

	Three months ended December 31, 2015
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$38	$(4)	$—	$22	$—	$—	$23	$79
Commercial mortgage-backed securities	144	—	—	—	—	(1)	(4)	139
Corporates	964	—	(13)	44	—	(8)	(15)	972
Municipals	39	—	(1)	—	—	—	—	38
Equity securities available-for-sale	9	—	2	—	—	—	—	11
Other invested assets:
Available-for-sale embedded derivative	10	1	—	—	—	—	—	11
Loan participations	119	(3)	1	18	—	(51)	—	84
Total assets at Level 3 fair value	$1,323	$(6)	$(11)	$84	$—	$(60)	$4	$1,334
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,149	$51	$—	$—	$—	$—	$—	$2,200
Total liabilities at Level 3 fair value	$2,149	$51	$—	$—	$—	$—	$—	$2,200

(a) The net transfers out of Level 3 during the three months ended December 31, 2015 were exclusively to Level 2.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheet at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	December 31, 2016
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$574	$574	$582
Policy loans, included in other invested assets	—	—	10	10	14
Related party loans	—	—	71	71	71
Total	$—	$—	$655	$655	$667

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$15,301	$15,301	$17,236
Debt	—	299	100	399	400
Total	$—	$299	$15,401	$15,700	$17,636

	September 30, 2016
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$614	$614	$595
Policy loans, included in other invested assets	—	—	13	13	14
Related party loans	—	—	71	71	71
Total	$—	$—	$698	$698	$680

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$14,884	$14,884	$16,868
Debt	—	300	100	400	400
Total	$—	$300	$14,984	$15,284	$17,268
The following table includes assets that have not been classified in the fair value hierarchy as the fair value of these investments is measured using the net asset value per share practical expedient. For further discussion about this adoption see “Note 2. Significant Accounting Policies” to the Company's unaudited Condensed Consolidated Financial Statements.

	Carrying Value After Measurement
	December 31, 2016	September 30, 2016
Equity securities available-for-sale	$42	$41
Limited partnership investment, included in other invested assets	$14	$12
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three months ended December 31, 2016 and 2015.

The transfers into and out of Level 3 were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value. Accordingly, the Company’s assessment resulted in gross transfers into Level 3 with valuation of $1 related to corporate securities and gross transfers out of Level 3 with valuation of $29 related to asset-backed securities during the three months ended December 31, 2016. During the three months ended December 31, 2015, there were gross transfers into Level 3 of $23 related to asset-backed securities and gross transfers out of level 3 of $19, related to commercial mortgage-backed and corporate securities.

(7) Intangible Assets
Information regarding VOBA and DAC which includes deferred sales inducement, is as follows:

	VOBA	DAC	Total
Balance at September 30, 2016	$19	$1,007	$1,026
Deferrals	—	100	100
Adjustments:
Unlocking	6	(6)	—
Interest	2	11	13
Amortization	(31)	(105)	(136)
Adjustment for unrealized investment losses (gains)	122	103	225
Balance at December 31, 2016	$531	$697	$1,228

Accumulated amortization	$419

	VOBA	DAC	Total
Balance at September 30, 2015	$187	$801	$988
Deferrals	—	80	80
Adjustments:
Unlocking	6	—	6
Interest	3	8	11
Amortization	(25)	(33)	(58)
Adjustment for unrealized investment losses	1	134	135
Balance at December 31, 2015	$172	$990	$1,162

Accumulated amortization	$407
Amortization of VOBA and DAC is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4% to 5%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Consolidated Statement of Operations. As of December 31, 2016 and September 30, 2016, the VOBA balance included cumulative adjustments for net unrealized investment (gains) losses of $(40) and $(162), respectively, and the DAC balances included cumulative adjustments for net unrealized investment losses (gains) of $7 and $(96), respectively.
The above DAC balances include $86 and $86 of deferred sales inducements, net of shadow adjustments, as of December 31, 2016 and September 30, 2016, respectively.
The weighted average amortization period for VOBA is approximately 5.2 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2017	18
2018	23
2019	20
2020	16
2021	14
Thereafter	67

(8) Debt
The Company's outstanding debt as of December 31, 2016 and September 30, 2016 is as follows:

	December 31, 2016	September 30, 2016
Debt	$300	$300
Revolving credit facility	100	100
As of December 31, 2016 and September 30, 2016, the Company has drawn $100 on the revolver, and carried interest rates equal to 3.88% and 5.50%, respectively. As of both December 31, 2016 and September 30, 2016, the amount available to be drawn on the revolver was $50, respectively.
The interest expense and amortization of debt issuance costs of the Company's debt for the three months ended December 31, 2016 and 2015, respectively, were as follows:

	Three months ended
	December 31, 2016		December 31, 2015
	Interest Expense	Amortization	Interest Expense	Amortization
Debt	$5	$—	$5	$1
Revolving credit facility	1	—	—	—

(9)    Equity
Share Repurchases
On September 2, 2014, the Company’s Board of Directors authorized the repurchase of up to 500 thousand shares of the Company’s outstanding shares of common stock over the next twelve months. As of June 30, 2015, the share repurchase program was completed. The Company's share repurchase activity is shown in the table below.

	Shares	Total Cost
Shares purchased pursuant to the repurchase program	500	$11
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan	12	—
Total shares of common stock at completion of repurchase program as of June 30, 2015	512	11
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended December 31, 2015	22	1
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended March 31, 2016	3	—
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended December 31, 2016	28	1
Total shares of common stock repurchased as of December 31, 2016	565	$13
Subsequent to the Company's repurchase of shares, HRG indirectly held 47,000 thousand shares of FGL's outstanding common stock, representing an 80% interest at December 31, 2016.

Dividends
The Company declared the following cash dividends during the three months ended December 31, 2016 and 2015:

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
November 12, 2015	December 14, 2015	November 30, 2015	58,144	$0.065	$4
November 10, 2016	December 12, 2016	November 28, 2016	58,245	$0.065	$4

On February 2, 2017, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend will be paid on March 6, 2017 to shareholders of record as of the close of business on February 21, 2017.

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
The Company recognized total stock compensation expense related to the FGL Plans and FGLH Plans as follows:

	Three months ended
	December 31, 2016	December 31, 2015
FGL Plans
Restricted shares	1	1
Performance restricted stock units	—	1
	1	2
FGLH Plans
Amended and Restated Stock Incentive Plan - stock options	—	1
Amended and Restated Stock Incentive Plan - restricted stock units	—	1
	—	2
Total stock compensation expense	1	4
Related tax benefit	—	1
Net stock compensation expense	$1	$3
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the unaudited Condensed Consolidated Statements of Operations.
Total compensation expense related to the FGL Plans and FGLH Plans not yet recognized as of December 31, 2016 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Plans
Stock options	$—	2
Restricted shares	2	2
Total unrecognized stock compensation expense	$2	2
FGL Plans
FGL’s Compensation Committee is authorized to grant up to 2,838 thousand equity awards under the FGL Plans. At December 31, 2016, 1,082 thousand equity awards are available for future issuance under the FGL Plans.
FGL granted 47 thousand and 119 thousand stock options to a certain officer in the three months ended December 31, 2016 and December 31, 2015, respectively. These stock options vest in equal installments over a period of 3 years and expire on the seventh anniversary of the grant date. The total fair value of the options granted in the three months ended December 31, 2016 and 2015 was $0 and $0, respectively.
At December 31, 2016, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $1, $1, and $1, respectively. At December 31, 2016, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 5 years, 5 years and 5 years, respectively.
During the three months ended December 31, 2016, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $0, $0 and $0, respectively. During the three months ended December 31, 2015, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $0, $2 and $0, respectively.

A summary of FGL’s outstanding stock options as of December 31, 2016, and related activity during the three months then ended, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2016	346	$22.40
Granted	47	23.35
Exercised	(6)	17.00
Forfeited or expired	(7)	20.86
Stock options outstanding at December 31, 2016	380	22.62
Exercisable at December 31, 2016	209	21.10
Vested or projected to vest at December 31, 2016	380	22.62
The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model and based on the value of FGL's common stock for stock options granted during the three months ended December 31, 2016:

Weighted average fair value per options granted	$2.57
Risk-free interest rate	1.11%
Assumed dividend yield	1.12%
Expected option term	2.0 years
Volatility	20.00%

The dividend yield is based on the expected dividend rate during the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of FGL’s stock prices after the announcement of the pending merger transaction with Anbang as well as the estimated timing of the closing of the transaction. The expected life of the options granted represents the period of time from the grant date to the estimated closing date of the merger transaction with Anbang, reflecting the midpoint of possible scenarios. Upon closing of the merger transaction the vesting of the options will be accelerated and the options will be paid out as described in “Note 1. Basis of Presentation”, and the option agreement contains a “change in control” provision which requires vesting of the options to be accelerated if the options are not replaced by substantially similar awards after the change in control.

FGL granted 29 thousand and 26 thousand restricted shares to a certain officer in the three months ended December 31, 2016 and December 31, 2015, respectively. These shares vest in equal installments over a period of 3 years. The total fair value of the restricted shares granted in 2016 and 2015 was $1 and $1, respectively.
A summary of FGL’s nonvested restricted shares outstanding as of December 31, 2016, and related activity during the three months then ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding at September 30, 2016	154	$22.91
Granted	29	23.35
Vested	(80)	21.93
Forfeited	(3)	21.54
Nonvested restricted shares outstanding at December 31, 2016	100	23.86
PRSUs subject to vesting are adjusted based on FGL's financial yearly performance, which is evaluated on two non-GAAP measures: (1) pre-tax adjusted operating income, and (2) return on equity. Depending on the performance results for each year, the ultimate payout of PRSUs could range from zero to 200% of the target award for each year. One-half of the award is earned based on each year’s results for the awards granted in 2015. One-third of the award is earned based on each year's results for the awards granted in 2014. Based on the results achieved in 2016, a total of 11 thousand additional PRSUs were earned and vested during the three months ended

December 31, 2016 and the total fair value of the additional PRSUs earned in 2016 was $0. A summary of nonvested PRSUs outstanding as of December 31, 2016, and related activity during the period then ended, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Weighted Average Grant Date Fair Value
PRSUs outstanding at September 30, 2016	—	$—
Granted	11	17.82
Vested	(11)	17.82
Forfeited or expired	—	—
PRSUs outstanding at December 31, 2016	—	—
In fourth quarter 2016, FGL decided to settle the Performance Restricted Stock Unit (“PRSU”) awards granted under the FGL Plans in cash upon vesting and, therefore, reclassified these awards from equity to Other Liabilities. The liability for the PRSUs was valued at fair value (market value of the underlying stock) upon reclassification. A total of 634 thousand PRSUs became fully vested as of September 30, 2016 with a total cash payment of $15 made in November 2016 based on the fair value of the award at the time of settlement, which was $23.30 per PRSU.

FGLH Plans
A summary of FGLH's outstanding stock options as of December 31, 2016, and related activity during the three months then ended, is as follows (share amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2016	82	$44.82
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Stock options outstanding at December 31, 2016	82	44.82
Vested and exercisable at December 31, 2016	82	44.82
At December 31, 2016, the liability for vested or expected to vest stock options was based on the fair values of the outstanding options. The following assumptions were used in the determination of these fair values using the Black-Scholes option pricing model and based on the value of FGLH's common stock:

Weighted average stock option fair value	$76.73
FGLH common stock fair value	$123.16
FGL common stock fair value	$23.70
Risk-free interest rate	1.22%
Assumed dividend yield	1.12%
Expected option term	2.00
Volatility	20.00%
The primary input used in the determination of the fair value of FGLH's common stock is the value of the Company's common stock and a discount for lack of liquidity which was increased to 7.5% from the historical assumption of 5% to reflect the estimated timing of the closing of the pending merger transaction with Anbang. The dividend yield is based on the expected dividend rate during the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at December 31, 2016. Expected volatility is based on the historical volatility of FGL’s stock prices after the announcement of the pending merger transaction with Anbang as well as the estimated timing of the closing of the transaction. The expected life of the options granted represents the period of time from December 31, 2016 to the estimated closing date of the merger transaction with Anbang, reflecting the midpoint of possible scenarios. Upon closing of the merger transaction, the vesting of the options will be accelerated and the options will be paid out as described in “Note 1. Basis of Presentation”, and the option agreements contain a “change in control” provision which requires vesting of the options to be accelerated if the options are not replaced by substantially similar awards after the change in control.
At December 31, 2016, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $6, $6 and $6, respectively. At December 31, 2016, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 3 years, 3 years and 3 years, respectively. The intrinsic value of stock options exercised and the amount of cash paid upon exercise during the three months ended December 31, 2016 and 2015 was $0 and $0, respectively.
The amount of cash paid upon vesting for restricted stock units which vested during the three months ended December 31, 2016 and 2015 was $0 and $2, respectively.
(11) Income Taxes

The provision for income taxes represents federal income taxes. The effective tax rate for the three months ended December 31, 2016 was 34%. The effective tax rate for the three months ended December 31, 2015 was

34%. The effective tax rate on pre-tax income for the current three month period differs from the U.S Federal statutory rate primarily due to the impact of favorable permanent adjustments. The effective tax rate on pre-tax income for the three month period ended December 31, 2015 differed from the U.S Federal statutory rate primarily due to the impact of favorable permanent adjustments.
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
As of December 31, 2016, the Company had a partial valuation allowance of $51 against its gross deferred tax assets of $118. The valuation allowance is an offset to the non-life company deferred tax assets that are considered more likely than not to be unrecoverable due to insufficient sources of future income.
(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of December 31, 2016 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

Asset Type	December 31, 2016
Other invested assets	$82
Equity securities, available-for-sale	33
Other assets	29
Total	$144
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
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At December 31, 2016, FGL has accrued $2 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.
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
Except for the Eddie L. Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. ("Cressy"), which has been settled, and the putative class action complaint filed by Dale R. Ludwick, discussed below, there have been no material updates to our legal proceedings during the period. See "Note 12. Commitments and Contingencies" in our 2016 Form 10-K for a detailed discussion of our legal proceedings.
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
On January 2, 2015, the Court entered Final Judgment in Cressy, certifying the class for settlement purposes, and approving the class settlement reached on April 4, 2014. On August 10, 2015, the Company tendered $1 to the Settlement Administrator for a claim review fund. The Company implemented an interest enhancement feature for certain policies as part of the class settlement, which enhancement began on October 12, 2015. On October 24, 2016, the parties filed a Joint Motion to amend the January 2, 2015 Final Order and Judgment, to extend the deadline for settlement completion from October 24, 2016 to December 5, 2016. On December 5, 2016, Plaintiff Cressy filed a Notice of Filing Declaration of Settlement Administrator and Status of Completion of Settlement; the Declaration of Settlement Administrator included a certification by the Settlement Administrator that the Company had complied in all respects with the class settlement and that all eligible claims had been paid and the interest enhancement had been implemented pursuant to the terms of the class settlement.
At December 31, 2016, the Company estimated the total cost for the settlement, legal fees and other costs related to Cressy would be $9, with a liability for the unpaid portion of the estimate of less than $1. The Company has incurred and paid $6 related to legal fees and other costs and $3 related to settlement costs as of December 31, 2016. Based on the information currently available the Company does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri (the "District Court"), captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. Harbinger Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Re (Cayman) Ltd. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), requests injunctive and declaratory relief and seeks unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims Plaintiff Ludwick overpaid at least $0 for her annuity. On April 13, 2015, the Company joined in the filing of a Joint Motion to Dismiss the complaint. On February 12, 2016, the District Court granted the defendants’ Joint Motion to Dismiss. Judgment was entered on February 12, 2016. On March 3, 2016, Plaintiff Ludwick filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”) from the District Court’s Order and Judgment. As of December 31, 2016, the Company did not have sufficient information to determine whether the Company is exposed to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $2, which was accrued during the year ended September 30, 2016.

(13) Reinsurance
The effect of reinsurance on premiums earned and benefits incurred and reserve changes (net benefits incurred) for the three months ended December 31, 2016 and 2015 were as follows:

	Three months ended
	December 31, 2016		December 31, 2015
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$57	$69	$64	$247
Assumed	—	—	—	—
Ceded	(46)	(49)	(49)	(66)
Net	$11	$20	$15	$181
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three months ended December 31, 2016 and 2015, the Company did not write off any reinsurance balances. During the three months ended December 31, 2016 and 2015, the Company did not commute any ceded reinsurance.
Effective September 1, 2016, Security Life of Denver ("SLD") recaptured a certain block of life insurance ceded to Swiss Re and simultaneously ceded this business to Wilton Re.
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
At December 31, 2016 and September 30, 2016, the Company's reinsurance recoverable included $1,087 and $1,120, respectively, and funds withheld for reinsurance liabilities included $1,142 and $1,172, respectively, related to FSRCI.

Below are the ceded operating results to FSRCI for the three months ended December 31, 2016 and 2015:

	Three Months Ended
Revenues:	December 31, 2016	December 31, 2015
Premiums	$—	$—
Net investment income	11	17
Net investment (losses) gains	(3)	1
Insurance and investment product fees	1	1
Total revenues	9	19

Benefits and expenses:
Benefits and other changes in policy reserves	(2)	(13)
Acquisition & operating expenses, net of deferrals	(1)	(1)
Total benefits and expenses	(3)	(14)

Operating income	$6	$5
FGL Insurance invested in CLO securities issued by Fortress Credit Opportunities III CLO LP ("FCO III") and also invested in securities issued by Fortress Credit BSL Limited ("Fortress BSL"). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC, which acquired interests greater than 10% ownership in HRG as of September 30, 2014. In March 2016, Hildene Leveraged Credit, LLC (“HLC”) sold four CLOs to Fortress Investment Group LLC.  The four Hildene CLOs are now managed by an affiliate of Fortress Investment Group LLC, Fortress Credit Advisors, LLC.  As of December 31, 2016, the Company held two of these CLOs at par with a carrying value of $25. In August 2016, FGL purchased $15 of a commercial real estate CLO from Fortress Investment Group LLC. In October 2016, FGL purchased $2 bonds of Spectrum Brands, Inc., a wholly owned subsidiary of HRG Group.
FGL Insurance participates in loans to third parties originated by Salus, an affiliated, limited liability company indirectly owned by HRG. Salus is also considered a VIE as described in “Note 4. Investments” to the Company’s unaudited Condensed Consolidated Financial Statements. Salus originated senior secured asset-based loans to unaffiliated third-party borrowers. In January 2014, FSRCI acquired preferred equity interests in Salus which have a 10% per annum return and a total par value of $30 which is included in the FSRCI funds withheld portfolio. Accordingly, all income on this asset is ceded to FSRCI. The Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests. The carrying value of these investments in Salus as of December 31, 2016 and September 30, 2016 are disclosed in the tables below.

On February 27, 2015, FGL Insurance entered into a transaction with Salus whereby Salus transferred $14 of loan participations and $16 of CLO subordinated debt (i.e., equity tranche) to FGL Insurance in exchange for retirement of the $20 promissory note and $10 revolving loan owed by Salus to FGL Insurance resulting in the termination of these facilities. Additionally, FGL Insurance also entered into a transaction with the Salus CLO whereby FGL Insurance transferred $29 of loan participations into the CLO in exchange for $27 of CLO subordinated notes (i.e., equity tranche) and a promissory note of $3 from Salus.  Both transactions qualified as sales of financial assets accounted for at fair value and therefore did not result in any gain or loss. FGL Insurance also concluded that it was not the primary beneficiary of the Salus CLO before and after these two transactions as FGL Insurance lacks the power to direct the activities that significantly affect the economic performance of the CLO and, to a lesser extent, FGL Insurance continues to own less than a majority ownership of the CLO subordinated notes after the two transactions. On June 13, 2016, the Salus promissory note was repaid for $2 and all obligations under the note were satisfied.
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

The Company’s related party investments as of December 31, 2016 and September 30, 2016, and related net investment income for the three months ended December 31, 2016 and 2015 are summarized as follows:

		December 31, 2016
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed maturities, available-for-sale	$13	$—	$13
Fortress Investment Group CLOs	Fixed maturities, available-for-sale	226	3	229
Spectrum Brands, Inc.	Fixed maturities, available for sale	2	—	2
Salus preferred equity (a)	Equity securities, available-for-sale	1	—	1
Salus participations (b)	Other invested assets	6	—	6
HGI energy loan (c)	Related party loans	71	—	71
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) Includes loan participations with 3 different borrowers with an average loan fair value of $2 as of December 31, 2016.
(c) The HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

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
(b) Includes loan participations with 4 different borrowers with an average loan fair value of $5 as of September 30, 2016.
(c) The HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		Three months ended
		December 31, 2016	December 31, 2015
Type	Investment Income Classification	Net investment income	Net investment income
Salus CLOs	Fixed maturities	$1	$3
Fortress Investment Group CLOs	Fixed maturities	3	2
Salus participations	Other invested assets	—	1
HGI energy loan	Related party loans	—	1
The Company had net realized foreign exchange losses of $1 and $2 for the three months ended December 31, 2016 and December 31, 2015, respectively, related to its CAD denominated loan participations originated by Salus. Additionally, the Company had net foreign exchange derivative and embedded derivative losses of $0 and gains of $2, including losses on CAD currency forward contracts, for the three months ended December 31, 2016 and December 31, 2015, respectively, included in net investment gains (losses). See "Note 5. Derivative Financial Instruments" to the Company’s unaudited Condensed Consolidated Financial Statements for further details.
In August 2016, FGL Insurance exchanged the $71 2013 HGI Energy Loan issued by HGI Energy for new notes issued by HGI Energy for the same fair value with an August 2017 maturity date. The new notes issued are held in the FSRCI funds withheld portfolio.
The Company had net realized gains of $1 and $0 on the Salus Participations within other invested assets for the three months ended December 31, 2016 and December 31, 2015, respectively.
The Company had net realized impairment losses of $1 and $4 on the Salus CLO within available-for-sale fixed maturity securities for the three months ended December 31, 2016 and December 31, 2015, respectively.
During the three months ended December 31, 2016, the Company has investment management agreements with Salus, a wholly-owned subsidiary of HGI Asset Management Holdings, LLC, which is also a wholly owned subsidiary of HRG. During the three months ended December 31, 2015, the Company has investment management agreements with Salus, CorAmerica Capital, LLC and Energy & Infrastructure Capital, LLC ("EIC"), all wholly-owned subsidiaries of HGI Asset Management Holdings, LLC, which is also a wholly owned subsidiary of HRG. The agreement for EIC was terminated in July 2016, and CorAmerica is no longer a wholly-owned subsidiary of HGI Asset Management Holdings. The Company paid management fees to these entities for the services provided under these agreements which are usual and customary for these types of services. The Company paid Salus $0 and $0 during the three months ended December 31, 2016 and December 31, 2015, respectively, paid CorAmerica Capital, LLC $1 and $1 three months ended December 31, 2016 and December 31, 2015, respectively and  paid EIC $0 during the three months ended December 31, 2015.

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended
	December 31, 2016	December 31, 2015
Net income attributable to common shares - basic	$108	$48

Weighted-average common shares outstanding - basic	58,281	58,219
Dilutive effect of unvested restricted stock & PRSU	57	294
Dilutive effect of stock options	28	30
Weighted-average shares outstanding - diluted	58,366	58,543

Net income per common share:
Basic	$1.85	$0.82
Diluted	$1.85	$0.82
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
The calculation of diluted earnings per share for the three months ended December 31, 2016 and 2015 excludes the incremental effect related to certain outstanding stock options and restricted shares due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is 31 thousand and 4 thousand shares for the three months ended December 31, 2016 and 2015, respectively. In the fourth quarter 2016, we decided to settle the performance restricted stock units in cash upon vesting and, therefore, the performance restricted stock units are excluded from the computation of diluted earnings per share in the three months ended December 31, 2016.   Also, stock-based compensation awards under the FGLH Plans are settled in cash and, therefore, are excluded from the computation of diluted earnings per share.

(16) Insurance Subsidiary Financial Information and Regulatory Matters
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $195 and $201 at December 31, 2016 and September 30, 2016, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $4 at December 31, 2016 and September 30, 2016. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be $8 and $5 as of December 31, 2016 and September 30, 2016, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by National Association of Insurance Commissioners (“NAIC”) 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at December 31, 2016 and September 30, 2016 was $207 and $210, respectively.

On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in no increase to statutory capital and surplus at December 31, 2016. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $806 (unaudited) to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which had the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practices have no impact on the Company’s unaudited Condensed Consolidated Financial Statements which are prepared in accordance with GAAP.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in “Risk Factors” included in our Annual Report on Form 10-K, for the year ended September 30, 2016 (“2016 Form 10-K”), which can be found at the U.S. Securities & Exchange Commission's ("SEC's") website, www.sec.gov. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

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

•	our exposure to unidentified or unanticipated risk not adequately addressed by our risk management policies and procedures;

•	general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance;

•	our ability to protect our intellectual property;

•	the impact on our business of natural and man-made catastrophes, pandemics, and malicious and terrorist acts;

•	our ability to compete in a highly competitive industry;

•	our ability to maintain competitive policy expense costs;

•	adverse consequences if the independent contractor status of our insurance marketing organizations ("IMOs") is successfully challenged;

•	our ability to attract and retain national marketing organizations and independent agents;

•	the inability of our subsidiaries and affiliates to generate sufficient cash to service all of their obligations;

•	conflicts of interest between HRG Group Inc. or its affiliates, including Front Street Re (Cayman) Ltd. (“FSRCI”);

•	the impact of non-performance of loans originated by Salus Capital Partners, LLC ("Salus");

•	our subsidiaries’ ability to pay dividends to us;

•	the ability to maintain or obtain approval of Iowa Insurance Division ("IID") and other regulatory authorities as required for our operations and those of our insurance subsidiaries; and

•	the other factors discussed in “Risk Factors” of our 2016 Form 10-K.
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

Introduction
Management's discussion and analysis reviews our consolidated financial position at December 31, 2016 (unaudited) and September 30, 2016, and the unaudited consolidated results of operations for the three months ended December 31, 2016 and 2015 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Fidelity & Guaranty Life ("FGL"), which was included with our audited consolidated financial statements for the year ended September 30, 2016 included within the Company’s 2016 Form 10-K. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the SEC, including our 2016 Form 10-K, which can be found at the SEC website, www.sec.gov. In this Quarterly Report on Form 10-Q we refer to the three months ended December 31, 2016 and 2015 as the "Fiscal 2017 Quarter" and the "Fiscal 2016 Quarter", respectively.
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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of December 31, 2016, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $3 billion and 3%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
Annuity and Life Sales
Sales of annuities and IULs by quarter were as follows:

	Annuity Sales		IUL Sales
(dollars in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
First fiscal quarter	$648	$489	$17	$13
Total	$648	$489	$17	$13
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on FIA policies, known as the net investment spread. With respect to FIAs, the cost of hedging our risk includes the expenses incurred to fund the index credits, and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for index credits earned on annuity contractholder fund balances.
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
AOI is a non-GAAP economic measure we use to evaluate financial performance each period. AOI is calculated by adjusting net income to eliminate (i) the impact of net investment gains including other-than-temporary impairment ("OTTI") losses recognized in operations, but excluding gains and losses on derivatives hedging our indexed annuity policies, (ii) the effect of changes in the interest rates used to discount the FIA embedded derivative liability, and (iii) the effect of change in fair value of the reinsurance related embedded derivative. All adjustments to AOI are net of the corresponding VOBA and DAC impact. The income tax impact related to these adjustments is measured using an effective tax rate of 35%, as appropriate.
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
Critical Accounting Policies and Estimates
The preparation of the Company’s unaudited Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three months ended December 31, 2016, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s 2016 Form 10-K as filed with the SEC.
Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to the Company’s Consolidated Financial Statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following tables set forth the consolidated results of operations and compare the amount of the change between the fiscal periods:

	Fiscal Quarter
	2017	2016	Increase / (Decrease)
Revenues:
Premiums	$11	$15	$(4)
Net investment income	240	222	18
Net investment gains	51	63	(12)
Insurance and investment product fees and other	38	29	9
Total revenues	340	329	11
Benefits and expenses:
Benefits and other changes in policy reserves	20	181	(161)
Acquisition and operating expenses, net of deferrals	28	28	—
Amortization of intangibles	123	41	82
Total benefits and expenses	171	250	(79)
Operating income	169	79	90
Interest expense	(6)	(6)	—
Income before income taxes	163	73	90
Income tax expense	(55)	(25)	(30)
Net income	$108	$48	$60
Annuity sales during the Fiscal 2017 Quarter and the Fiscal 2016 Quarter were $648 and $489, respectively, including FIA sales of $551 and $437, respectively. FIA sales in the current quarter reflect continued strong and productive partnerships with our IMO's. Sales of multi-year guarantee annuities ("MYGA") were $97 in the current quarter as compared to $52 in the same period last year. Indexed universal life sales during the Fiscal 2017 Quarter and the Fiscal 2016 Quarter were $17 and $13, respectively.
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
Premiums decreased $4, or 27%, to $11 from $15 for the Fiscal 2017 Quarter primarily due to higher life-contingent immediate annuity premiums during the Fiscal 2016 Quarter resulting from an increase in deferred annuity policies reaching their required annuitization period.

Net investment income
Below is a summary of the major components included in net investment income for the Fiscal 2017 Quarter and the Fiscal 2016 Quarter:

	Fiscal Quarter
	2017	2016	Increase / (Decrease)
Fixed maturity securities, available-for-sale	$228	$210	$18
Equity securities, available-for-sale	10	8	2
Commercial mortgage loans, related party loans, invested cash, short term investments, and other investments	7	8	(1)
Gross investment income	245	226	19
Investment expense	(5)	(4)	(1)
Net investment income	$240	$222	$18
Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Fiscal Quarter
	2017	2016	Increase / (Decrease)
Yield on AAUM (at amortized cost)	4.85%	4.87%	(0.02)%
Less: Interest credited and option cost	(2.56)%	(2.73)%	0.17%
Net investment spread	2.29%	2.14%	0.15%
AAUM	$19,768	$18,239	$1,529

•
The increase in net investment income of $18, or 8%, from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter was primarily due to an increase in AAUM (volume). The volume increase period over period resulted in net investment income growth of $19.

•
The increase in AAUM of $1.5 billion or 8% from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter was primarily due to annuity sales and FHLB institutional spread based sales over the past year and stable in force retention trends.

Net investment gains
Below is a summary of the major components included in net investment gains for the Fiscal 2017 Quarter and the Fiscal 2016 Quarter:

	Fiscal Quarter
	2017	2016	Increase / (Decrease)
Net realized gains (losses) on available-for-sale securities	$—	$(5)	$5
Realized and unrealized gains on certain derivative instruments	39	41	(2)
Change in fair value of reinsurance related embedded derivative	12	27	(15)
Net investment (losses) gains	$51	$63	$(12)

•
The increase in net investment gains on available-for-sale securities of $5 from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter was primarily due to a decrease in impairments. The Fiscal 2017 Quarter net realized losses on available-for-sale securities includes $1 of net impairments, primarily related to loan participations and Salus CLO, completely offset by other net gains of $1 on available-for-sale securities. Comparatively, the Fiscal 2016 Quarter net realized losses on available-for-sale securities includes $10 of net impairments related to asset-backed and corporate securities, partially offset by other net gains of $5 on available-for-sale securities. Refer to impairment disclosures in "Note 4. Investments" of our unaudited Condensed Consolidated Financial Statements for additional details.

•	Net realized and unrealized gains on certain derivative instruments decreased $2 from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter. See the table below for primary drivers of this decrease.

•
Also offsetting the increase in net investment gains on available-for-sale securities from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter was a $15 period over period decrease in fair value of reinsurance related embedded derivative, which is based on the change in fair value of the underlying assets held in the funds withheld ("FWH") portfolio. Specifically, the reinsurance related embedded derivative increased $12 during the Fiscal 2017 Quarter resulting from a decrease in the net unrealized gain position of the FSRCI FWH portfolio during the quarter; primarily due to an increase in treasury yields as a result of the political and economic uncertainty from the U.S. presidential election. Comparatively, the reinsurance related embedded derivative increased $27 in the Fiscal 2016 Quarter as a result of a decrease in fair value of the FWH portfolio primarily due to an increase in credit spreads during a period characterized by increased volatility in the capital markets. The impact of reinsurance related embedded derivative gains (losses) is largely offset in stockholders’ equity as the change in the net unrealized gains (losses) on the FSRCI FWH portfolio is included in AOCI.

We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.
The components of the realized and unrealized gains on certain derivative instruments hedging our indexed annuity products are as follows:

	Fiscal Quarter
	2017	2016	Increase / (Decrease)
Call options:
(Losses) gains on option expiration	$—	$(15)	$15
Change in unrealized gains	39	51	(12)
Futures contracts:
Gains on futures contracts expiration	1	3	(2)
Change in unrealized gains/losses	(1)	2	(3)
Total net change in fair value	$39	$41	$(2)

Change in S&P 500 Index during the period	3%	6%	(3)%

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

•
The decrease in certain derivative instruments from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter was primarily due to the change in net realized and unrealized gains/losses on call options and future contracts during the respective quarters, as well as timing of option purchases and expirations. The S&P 500 Index increased 3% during the Fiscal 2017 Quarter, increased 6% during the Fiscal 2016 Quarter (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).

The average index credits to policyholders were as follows:

	Fiscal Quarter
	2017	2016	Increase / (Decrease)
Average Crediting Rate	2%	1%	1%
S&P 500 Index:
Point-to-point strategy	4%	2%	2%
Monthly average strategy	2%	2%	—%
Monthly point-to-point strategy	1%	—%	1%
3 year high water mark	15%	19%	(4)%

•
The credits for the Fiscal 2017 Quarter and the Fiscal 2016 Quarter were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods created a decline in crediting rates for the 3 year high water mark strategies in the Fiscal 2017 Quarter.

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

Insurance and investment product fees and other
Below is a summary of the major components included in Insurance and investment product fees and other for the Fiscal 2017 Quarter and the Fiscal 2016 Quarter:

	Fiscal Quarter
Insurance and investment product fees and other:	2017	2016	Increase / (Decrease)
Surrender charges	$7	$4	$3
Cost of insurance fees and other income	31	25	6
Total insurance and investment product fees and other	$38	$29	$9

•
Insurance and investment product fees and other consists primarily of the cost of insurance, policy rider fees and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations).

•
The $9 increase in insurance and investment product fees and other in the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter was primarily due to increases in rider fees on FIA policies as well as increases in cost of insurance ("COI") charges on IUL policies over the past year. Specifically, guaranteed minimum withdrawal benefit ("GMWB") rider fees increased period over period by $3 as a result of growth in benefit base, which is partially offset by a corresponding increase in income rider reserves (included in Benefits and other changes in policy reserves). GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year. Thus, FIA sales and growth of benefit base in Fiscal 2016 resulted in higher fee income due to policyholder anniversary dates in the current quarter. The COI charges on IUL policies also increased $3 quarter over quarter due to continued growth in life sales over the past year.

•
The period over period increase in surrender charges of $3 in the Fiscal 2017 Quarter to the Fiscal 2016 Quarter is primarily due to surrender charges from contractholders surrendering their contracts during the surrender charge periods. These surrender charges protect the Company from premature withdrawals. The lower interest rate environment in prior years resulted in lower than expected surrenders, and the current surrender charge experience is in line with expectations.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the Fiscal 2017 Quarter and the Fiscal 2016 Quarter:

	Fiscal Quarter
	2017	2016	Increase / (Decrease)
FIA market value option liability change	$37	$62	$(25)
FIA present value future credits & guarantee liability change	(173)	(23)	(150)
Index credits, interest credited & bonuses	112	88	24
Annuity Payments	40	43	(3)
Other policy benefits and reserve movements	4	11	(7)
Total benefits and other changes in policy reserves	$20	$181	$(161)

•
The FIA market value option liability change increased $37 during the Fiscal 2017 Quarter compared to a $62 increase during the Fiscal 2016 Quarter and was driven by the corresponding change in fair value of FIA options during the respective periods. In general, a decrease or increase in market value of derivative assets hedging FIA index credits will result in a corresponding decrease or increase in the market value option liability, respectively. See table above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•
The FIA present value of future credits and guarantee liability change decreased $173 during the Fiscal 2017 Quarter compared to a $23 decrease during the Fiscal 2016 Quarter. The increase in longer duration risk free rates year over year decreased reserves by $167 and $19 during the Fiscal 2017 Quarter and the Fiscal 2016 Quarter, respectively.

•
Index credits, interest credited & bonuses were $112 during the Fiscal 2017 Quarter compared to $88 during the Fiscal 2016 Quarter. The quarter over quarter increase of $24 was primarily due to higher index credits on FIA policies reflecting the favorable performance of the S&P 500 Index relative to the S&P 500 Index level on the policyholder buy dates and related increase in proceeds from options and futures which fund FIA index credits. Fixed interest credits remained in line with historical experience in the Fiscal 2017 Quarter and the Fiscal 2016 Quarter. Proceeds from option expirations were sufficient to cover index credits for the period. Should index credits to policyholders exceed option expiration proceeds, investment spread earnings and futures income would fund the excess index credits.

Acquisition and operating expenses, net of deferrals
Below is a summary of the major components included in acquisition and operating expenses, net of deferrals for the Fiscal 2017 Quarter and the Fiscal 2016 Quarter:

	Fiscal Quarter
Acquisition and operating expenses, net of deferrals:	2017	2016	Increase / (Decrease)
General expenses	$25	$26	$(1)
Acquisition expenses	92	73	19
Deferred acquisition costs	(89)	(71)	(18)
Total acquisition and operating expenses, net of deferrals	$28	$28	$—

•
Gross acquisition expenses increased $19 from the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter due to higher commissions driven by increased annuity and IUL sales. This increase was partially offset by a corresponding increase in deferred acquisition costs of $18.

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the Fiscal 2017 Quarter and the Fiscal 2016 Quarter:

	Fiscal Quarter
Amortization of intangibles related to:	2017	2016	Increase / (Decrease)
Unlocking	$—	$(6)	$6
Interest	(13)	(11)	(2)
Amortization	136	58	78
Total amortization of intangibles	$123	$41	$82

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). The quarter over quarter increase in total net amortization of $82 was primarily due to higher actual gross profits ("AGPs") on the DAC lines of business (LOBs), excluding the impact of the reinsurance related embedded derivative. The quarter over quarter increase in AGPs during 2017 was primarily driven by a $167 decrease in FIA reserves during the current quarter due to market movements in risk free rates (see benefit and reserve discussion above). Also contributing to the quarter over quarter increase in net amortization was $6 of favorable unlocking during the Fiscal 2016 Quarter primarily related to equity market fluctuations as well as lower current gross profits than expected.

Other items affecting net income
Interest expense
Interest expense for the Fiscal 2017 Quarter was $6 compared to expense of $6 for the Fiscal 2016 Quarter. The interest expense for both the Fiscal 2017 Quarter and the Fiscal 2016 Quarter reflects the interest incurred on the $300 of outstanding 6.375% senior notes (the "Senior Notes") issued by Fidelity & Guaranty Life Holdings, Inc. ("FGLH") in March 2013. The outstanding Senior Notes pay interest semi-annually at a coupon rate of 6.375%. Additionally, the Fiscal 2017 Quarter includes interest incurred on the $100 revolving credit facility outstanding which the Company drew on during the fourth fiscal quarter of 2016. This increase was offset by a decrease from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter due to the amortization of capitalized debt issuance costs related to the Senior Notes which were fully amortized in March of 2016.
Income tax expense
Below is a summary of the major components included in Income tax expense (benefit) for the Fiscal 2017 Quarter and the Fiscal 2016 Quarter:

	Fiscal Quarter
	2017	2016	Increase (Decrease)
Income before taxes	$163	$73	$90

Income tax before valuation allowance	55	97	(42)
Change in valuation allowance	—	(72)	$72
Income tax	$(55)	$(25)	$(30)
Effective Rate	34%	34%

•
Income tax expense for the Fiscal 2017 Quarter was $55, net of a valuation allowance expense of $0 compared to income tax expense of $25 for the Fiscal 2016 Quarter, inclusive of a valuation allowance release of $72. The increase in income tax expense of $30 quarter over quarter was primarily due to an increase in the Fiscal 2017 Quarter's pre-tax income of $90 compared to the Fiscal 2016 Quarter. The valuation allowance release of $72 for the Fiscal 2016 Quarter is related to the removal of the valuation allowance against life company capital loss deferred tax assets that expired and were written off during the quarter, and therefore had no net impact to the overall tax expense.

AOI
The table below shows the adjustments made to reconcile net income to our AOI:

	Fiscal Quarter
Reconciliation from Net income to AOI:	2017	2016	Increase / (Decrease)
Net income	$108	$48	$60
Adjustments to arrive at AOI:
Effect of investment losses (gains), net of offsets	(1)	4	(5)
Effect of change in FIA embedded derivative discount rate, net of offsets	(92)	(10)	(82)
Effect of change in fair value of reinsurance related embedded derivative, net of offsets	(10)	(20)	10
Tax impact of adjusting items	36	9	27
AOI	$41	$31	$10

•
AOI increased $10 from $31 in the Fiscal 2016 Quarter to $41 in the Fiscal 2017 Quarter. The current year results included approximately $2 of net favorable adjustments related to net favorable performance in the single premium immediate annuity product line; and $2 of bond prepayment income. Comparatively, the Fiscal 2016 Quarter AOI included approximately $3 of unfavorable mortality experience in the single premium immediate annuity product line as well as $3 of expenses related to the Merger transaction costs and the Company's legacy incentive compensation plan. Partially offsetting these decreases were $3 of favorable adjustments primarily related to lower DAC due to equity market fluctuations and bond prepayment income.

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
As of December 31, 2016 and September 30, 2016, the fair value of our investment portfolio was approximately $21 billion and $21 billion, respectively, and was divided among the following asset class and sectors:

	December 31, 2016		September 30, 2016
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available-for-sale:
United States Government full faith and credit	$230	1%	$243	1%
United States Government sponsored entities	107	1%	115	1%
United States municipalities, states and territories	1,641	8%	1,717	8%
Corporate securities:
Finance, insurance and real estate	5,563	26%	5,463	26%
Manufacturing, construction and mining	850	4%	863	4%
Utilities, energy and related sectors	1,816	9%	1,881	9%
Wholesale/retail trade	1,330	6%	1,277	6%
Services, media and other	1,920	9%	1,856	9%
Hybrid securities	1,333	6%	1,386	7%
Non-agency residential mortgage-backed securities	1,202	6%	1,247	6%
Commercial mortgage-backed securities	837	4%	864	4%
Asset-backed securities	2,608	12%	2,499	12%
Total fixed maturity available-for-sale securities	19,437	92%	19,411	93%
Equity securities (a)	696	3%	683	3%
Commercial mortgage loans	574	3%	614	3%
Other (primarily derivatives and loan participations)	357	2%	334	1%
Total investments	$21,064	100%	$21,042	100%
(a) Includes investment grade non-redeemable preferred stocks ($586 and $577, respectively) and Federal Home Loan Bank of Atlanta common stock ($39 and $40, respectively).
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

As of December 31, 2016 and September 30, 2016, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $19 billion and $19 billion, respectively. The following table summarizes the credit quality, by Nationally Recognized Statistical Ratings Organization ("NRSRO") rating, of our fixed income portfolio:

	December 31, 2016		September 30, 2016
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,488	8%	$1,509	8%
AA	1,748	9%	1,933	10%
A	5,231	27%	5,126	27%
BBB	8,561	44%	8,404	43%
BB (a)	1,027	5%	1,017	5%
B and below (b)	1,382	7%	1,422	7%
Total	$19,437	100%	$19,411	100%
(a) Includes $64 and $67 at December 31, 2016 and September 30, 2016, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners (“NAIC”) 1 designation.
(b) Includes $1,010 and $1,047 at December 31, 2016 and September 30, 2016, respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of December 31, 2016 and September 30, 2016, included in our fixed maturity AFS securities portfolio are the collateral assets of the funds withheld coinsurance agreement with FSRCI of approximately $1 billion. The following table summarizes the credit quality, by NRSRO rating, of FSRCI fixed income portfolio:

	December 31, 2016		September 30, 2016
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$72	8%	$90	10%
AA	26	3%	58	7%
A	109	13%	84	10%
BBB	248	29%	247	28%
BB	160	19%	155	18%
B and below	245	28%	238	27%
Total	$860	100%	$872	100%
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
The tables below present our fixed maturity securities by NAIC designation as of December 31, 2016 and September 30, 2016:

	December 31, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,286	$10,535	54%
2	7,594	7,681	40%
3	942	929	5%
4	262	219	1%
5	77	62	—%
6	12	11	—%
Total	$19,173	$19,437	100%

	September 30, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,052	$10,678	55%
2	7,209	7,534	39%
3	885	866	5%
4	277	255	1%
5	94	75	—%
6	4	3	—%
Total	$18,521	$19,411	100%
The tables below present the collateral assets of the funds withheld coinsurance agreement with FSRCI which were included in our fixed maturity securities as of December 31, 2016 and September 30, 2016:

	December 31, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$271	$266	31%
2	235	229	27%
3	173	166	19%
4	146	144	17%
5	53	44	5%
6	12	11	1%
Total	$890	$860	100%

	September 30, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$308	$307	35%
2	202	206	24%
3	159	153	17%
4	159	154	18%
5	58	49	6%
6	4	3	—%
Total	$890	$872	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our AFS securities, including the fair value and percent of total AFS securities fair value as of December 31, 2016 and September 30, 2016:

	December 31, 2016
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,570	13%
ABS Collateralized Loan Obligation ("CLO")	2,057	10%
Municipal	1,907	9%
Life Insurance	1,261	6%
Electric	1,048	5%
Property and Casualty Insurance	917	5%
Whole Loan Collateralized Mortgage Obligation ("CMO")	879	4%
Other Financial Institutions	777	4%
CMBS	725	4%
ABS Other	529	3%
Total	$12,670	63%

	September 30, 2016
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,448	12%
ABS CLO	2,084	10%
Municipal	1,985	10%
Life insurance	1,200	6%
Electric	1,096	5%
Property and casualty insurance	966	5%
Whole loan CMO	909	5%
Other financial institutions	825	4%
CMBS	740	4%
Pipelines	480	2%
Total	$12,733	63%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2016 and September 30, 2016, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2016		September 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$290	$294	$261	$263
Due after one year through five years	1,940	1,978	1,863	1,919
Due after five years through ten years	3,189	3,261	3,233	3,407
Due after ten years	8,256	8,433	7,710	8,346
Subtotal	$13,675	$13,966	$13,067	$13,935
Other securities which provide for periodic payments:
Asset-backed securities	$2,629	$2,608	$2,528	$2,499
Commercial mortgage-backed securities	852	837	850	864
Structured hybrids	748	717	749	751
Residential mortgage-backed securities	1,269	1,309	1,327	1,362
Subtotal	$5,498	$5,471	$5,454	$5,476
Total fixed maturity available-for-sale securities	$19,173	$19,437	$18,521	$19,411

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
The fair value of our investments in subprime and Alt-A RMBS securities was $305 and $699, respectively, as of December 31, 2016 and $322 and $717, respectively, as of September 30, 2016.
During the fiscal quarter ended June 30, 2015, we learned of a settlement that we are entitled to receive as a result of our ownership of certain residential mortgage-backed securities that were issued by Countrywide Financial Corporation ("Countrywide"), which was later acquired by Bank of America Corporation. An $18 cash settlement was received in the fiscal quarter ended June 30, 2016 for a majority of the Countrywide securities, and another $2 is expected to be paid in the third fiscal quarter of 2017. Please refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements for additional details.
The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	994	99%	1,026	99%
2	2	—%	2	—%
3	8	1%	4	—%
4	—	—%	7	1%
5	—	—%	—	—%
6	—	—%	—	—%
Total	1,004	100%	1,039	100%

NRSRO:
AAA	8	1%	13	1%
AA	7	1%	8	1%
A	53	5%	47	5%
BBB	26	2%	27	3%
BB and below	910	91%	944	90%
Total	1,004	100%	1,039	100%

Vintage:
2007	205	20%	210	20%
2006	370	37%	381	37%
2005 and prior	429	43%	448	43%
Total	1,004	100%	1,039	100%

ABS Exposure
As of December 31, 2016, our asset-backed security ("ABS") exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 79% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 21% of total ABS assets, or 3% of total invested assets. As of December 31, 2016, the CLO and non-CLO positions were trading at a net unrealized loss position of $16 and $4, respectively.
The non-CLO exposure as of September 30, 2016 represented 17% of total ABS assets, or 2%, of total invested assets. As of September 30, 2016, the CLO and non-CLO positions were trading at a net unrealized gain/loss position of $25 and $(4), respectively.

	December 31, 2016		September 30, 2016
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$2,057	79%	$2,084	83%
ABS Auto	15	1%	13	1%
ABS Home Equity	—	—%	—	—%
ABS Credit Card	7	—%	—	—%
ABS Other	529	20%	402	16%
Total ABS	$2,608	100%	$2,499	100%

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

	Debt Service Coverage Ratios				Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00	N/A(a)
December 31, 2016
LTV Ratios:
Less than 50%	$195	$—	$18	$1	$214	37%	$210	37%
50% to 60%	234	—	—	—	234	40%	230	40%
60% to 75%	112	7	16	—	135	23%	134	23%
Commercial mortgage loans	$541	$7	$34	$1	$583	100%	$574	100%
September 30, 2016
LTV Ratios:
Less than 50%	$158	$18	$—	$1	$177	29%	$181	29%
50% to 60%	189	—	—	—	189	32%	194	32%
60% to 75%	230	—	—	—	230	39%	239	39%
Commercial mortgage loans	$577	$18	$—	$1	$596	100%	$614	100%
(a) N/A - Current DSC ratio not available.

As of December 31, 2016, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.03 times, and a weighted average LTV ratio of 52%.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2016 and September 30, 2016 were as follows:

	December 31, 2016
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	5	51	0	51
United States Government sponsored agencies	28	29	(1)	28
United States municipalities, states and territories	69	501	(25)	476
Corporate securities:
Finance, insurance and real estate	173	1,625	(56)	1,569
Manufacturing, construction and mining	49	414	(30)	384
Utilities, energy and related sectors	95	667	(61)	606
Wholesale/retail trade	87	519	(25)	494
Services, media and other	127	909	(55)	854
Hybrid securities	51	786	(64)	722
Non-agency residential mortgage-backed securities	132	531	(24)	507
Commercial mortgage-backed securities	78	537	(22)	515
Asset-backed securities	225	1,825	(38)	1,787
Total fixed maturity available-for-sale securities	1,119	8,394	(401)	7,993
Equity securities	28	308	(12)	296
Total	1,147	$8,702	$(413)	$8,289

	September 30, 2016
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale:
United States Government full faith and credit	2	$—	$—	$—
United States Government sponsored agencies	29	30	(1)	29
United States municipalities, states and territories	18	111	(4)	107
Corporate securities:
Finance, insurance and real estate	56	349	(16)	333
Manufacturing, construction and mining	29	224	(31)	193
Utilities, energy and related sectors	72	444	(47)	397
Wholesale/retail trade	32	181	(7)	174
Services, media and other	60	378	(31)	347
Hybrid securities	29	500	(47)	453
Non-agency residential mortgage-backed securities	141	612	(27)	585
Commercial mortgage-backed securities	46	235	(9)	226
Asset-backed securities	211	1,765	(45)	1,720
Total fixed maturity available-for-sale securities	725	4,829	(265)	4,564
Equity securities	11	130	(4)	126
Total	736	$4,959	$(269)	$4,690
The gross unrealized loss position on the available-for-sale fixed and equity portfolio as of December 31, 2016, was $413, a decrease of $144 from $269 as of September 30, 2016. Most components of the portfolio exhibited price declines as the increase in Treasury yields resulting from the outcome of the U.S. Presidential election in November moved bond prices lower. The total book value of all securities in an unrealized loss position increased by 75% to  $8,702 from $4,959, with the average market value/book value of this group remaining unchanged at 95%. In aggregate, corporate bonds represented 55% of the total unrealized loss position as of December 31, 2016, up from 49% as of September 30, 2016

Our municipal bond exposure is a combination of general obligation bonds (fair value of $315 and an amortized cost of $292 as of December 31, 2016) and special revenue bonds (fair value of $1,326 and amortized cost of $1,261 as of December 31, 2016).
Across all municipal bonds, the largest issuer represented 7% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 97% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2016 and September 30, 2016, were as follows:

	December 31, 2016				September 30, 2016
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	1	$7	$5	$(2)	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	—	—	—	—
Twelve months or greater	4	47	36	(11)	6	125	96	(29)
Total investment grade	5	54	41	(13)	6	125	96	(29)

Below investment grade:
Less than six months	3	22	16	(6)	—	—	—	—
Six months or more and less than twelve months	1	—	—	—	3	9	7	(2)
Twelve months or greater	20	135	74	(61)	23	142	80	(62)
Total below investment grade	24	157	90	(67)	26	151	87	(64)
Total	29	$211	$131	$(80)	32	$276	$183	$(93)
OTTI and Watch List
We have a policy and process in place to identify securities in our investment portfolio each quarter for which we should recognize impairments.
At each balance sheet date, we identify invested assets which have characteristics that create uncertainty as to our future assessment of an OTTI (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, we review not only a change in current price relative to the asset's amortized cost, but also the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically, for corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. On a quarterly basis, we review structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential OTTI and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. At December 31, 2016 and September 30, 2016, our watch list included 32 and 35 securities, respectively, in an unrealized loss position with an amortized cost of $211 and $276, unrealized losses of $80 and $93, and a fair value of $131 and $183, respectively. As part of the cash flow testing analysis, we evaluated each of these securities to assess the following:

•	whether the issuer is currently meeting its financial obligations

•	its ability to continue to meet these obligations

•	its existing cash available

•	its access to additional available capital

•	any expense management actions the issuer has taken; and

•	whether the issuer has the ability and willingness to sell non-core assets to generate liquidity
Based on our analysis, these securities demonstrated that the December 31, 2016 and September 30, 2016 carrying values were fully recoverable.
There were 7 and 8 structured securities with a fair value of $7 and $6, respectively, on the watch list to which we had potential credit exposure as of December 31, 2016 and September 30, 2016. Our analysis of these structured securities, which included cash flow testing results, demonstrated the December 31, 2016 and September 30, 2016 values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of December 31, 2016 and September 30, 2016.
As of December 31, 2016 and September 30, 2016, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2016, refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements.
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

Liquidity and Capital Resources
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities provided cash of $72 and $140 in the Fiscal 2017 Quarter and the Fiscal 2016 Quarter, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL. As a holding company with no operations of its own, FGL derives its cash primarily from its insurance subsidiaries and FGLH, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through FGLH to FGL.

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
Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Quarter
Cash provided by (used in):	2017	2016	Increase / (Decrease)
Operating activities	$72	$140	$(68)
Investing activities	(594)	(204)	(390)
Financing activities	290	130	160
Net increase (decrease) in cash and cash equivalents	$(232)	$66	$(298)
Operating Activities
Cash provided by operating activities totaled $72 for the Fiscal 2017 Quarter compared to cash provided by operating activities of $140 for the Fiscal 2016 Quarter. The $68 decrease was principally due to a $26 decrease in cash and short-term collateral from our derivative counterparties and a $20 increase in policy acquisition costs due to higher sales during the current period.
Investing Activities
Cash used in investing activities was $594 for the Fiscal 2017 Quarter, as compared to cash used in investing activities of $204 for the Fiscal 2016 Quarter. The $390 increase in cash used in investing activities was due to a $393 increase in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments, partially offset by a $3 reduction in cash used by related party loans period over period.
Financing Activities
Cash provided by financing activities was $290 for Fiscal 2017 Quarter compared to cash provided by financing activities of $130 for Fiscal 2016 Quarter. The issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments resulted in an increase in net cash of $162 period over period.
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
As of August 26, 2014, FGLH, a wholly owned subsidiary of FGL, as borrower, and the Company as guarantor, entered into a three-year $150 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes. On September 30, 2016, the Company drew $100 on the revolver and the total drawn as of December 31, 2016 was $100.

During the third quarter of Fiscal 2015, we made two investments that required us to execute commitments for additional future investment. The Company committed to fund a $75 investment in a business development company over a four year period, and has funded $42 as of December 31, 2016, resulting in a $33 remaining commitment as of December 31, 2016. Additionally, the Company committed to fund a $35 investment in a limited partnership fund over three years, $13 of which was funded as of December 31, 2016, resulting in a $22 remaining commitment as of December 31, 2016. During the fiscal quarter ended December 31, 2016, FGL executed a commitment to invest in two additional limited partnerships for $20 and $40, none of which was funded as of December 31, 2016. Please refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements for additional details on these new investments and "Note 12. Commitments and Contingencies" to our unaudited Condensed Consolidated Financial Statements for additional details of these unfunded commitments.

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
Enterprise Risk Management
For information about our enterprise risk management see "Part II - Item 7a Quantitative and Qualitative Disclosures about Market Risk" included our 2016 Form 10-K.
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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, common stocks and the collateral assets of the funds withheld coinsurance agreement with FSRCI as of December 31, 2016, is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$7,331	37%
5-9	6,243	32%
10-14	4,931	25%
15-20	1,205	6%
Total	$19,710	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $19 billion and $19 billion at December 31, 2016 and September 30, 2016, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
We attempt to manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, we diversify our exposure by issuer and country, using rating based issuer and country limits. We also set investment constraints that limit our exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, we have portfolio-level credit risk constraints in place. Limit compliance is monitored on a daily or, in some cases, monthly basis.
In connection with the use of call options, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of attempting to mitigate the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst five different approved counterparties to limit the concentration in one counterparty. Our policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the Iowa Code. The internal credit department reviews the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See "Note 5. Derivatives" to our unaudited Condensed Consolidated Financial Statements for additional information regarding our exposure to credit loss.
Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

(dollars in millions)		December 31, 2016				September 30, 2016
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$2,860	$77	$40	$37	$2,302	$55	$10	$45
Deutsche Bank	A-/Baa2/BBB+	468	24	—	24	1,620	46	12	34
Morgan Stanley	*/A1/A+	2,530	84	68	16	2,952	87	58	29
Barclay's Bank	A/A1/A-	1,898	57	17	40	1,389	39	—	39
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	2,254	72	73	(1)	1,623	49	48	1
Total		$10,010	$314	$198	$116	$9,886	$276	$128	$148
(a) An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of December 31, 2016:

(in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reinsurance	$1,528	A	Not Rated	Not Rated
Front Street Re	1,087	Not Rated	Not Rated	Not Rated
Scottish Re	155	Not Rated	Not Rated	Not Rated
Security Life of Denver	145	A	A	A2
London Life	104	A	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of December 31, 2016 that would require an allowance for uncollectible amounts.

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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the Fiscal 2017 Quarter, the annual index credits to policyholders on their anniversaries were $49. Proceeds received at expiration on options related to such credits were $48. This shortfall is funded by futures income and our net investment spread earnings.
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
If interest rates were to increase 100 basis points from levels at December 31, 2016, the estimated fair value of our fixed maturity securities would decrease by approximately $1,301 of which $49 relates to the FSRCI funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the FSRCI funds withheld assets and be reflected in the Company’s Consolidated Statement of Operations. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 35% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $551 in AOCI and a decrease of $528 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at December 31, 2016, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $184.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $70, our call option investments to decrease by approximately $7 based on equity positions and our FIA embedded derivative liability to decrease by approximately $28 as of December 31, 2016. Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2016. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
A detailed discussion of our risk factors can be found in our 2016 Form 10-K, which can be found at the SEC's website www.sec.gov. There have been no material changes to the risk factors disclosed in our Annual Report.

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

2.2
Amendment to Agreement and Plan of Merger, dated as of November 3, 2016, by and among
Anbang Insurance Group Co., Ltd., AB Infinity Holding, Inc., AB Merger Sub, Inc. and
Fidelity & Guaranty Life (incorporated by reference to our Form 8-K, filed on November 4,
2016 (File No. 001-36227)).

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

FIDELITY & GUARANTY LIFE (Registrant)

Dated:	February 6, 2017	By:	/s/ Dennis Vigneau
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)