Form 10-Q
period 2017-03-31
Fidelity & Guaranty Life
filed 2017-05-04
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    or    No ☒
There were 58,991,639 shares of the registrant’s common stock outstanding as of May 1, 2017.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2017	September 30, 2016
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: March 31, 2017 - $19,501; September 30, 2016 - $18,521)	$20,052	$19,411
Equity securities, available-for-sale, at fair value (amortized cost: March 31, 2017 - $682; September 30, 2016 - $640)	712	683
Derivative investments	351	276
Commercial mortgage loans	579	595
Other invested assets	119	60
Total investments	21,813	21,025
Related party loans	71	71
Cash and cash equivalents	887	864
Accrued investment income	225	214
Reinsurance recoverable	3,426	3,464
Intangibles, net	1,184	1,026
Deferred tax assets, net	87	—
Other assets	204	371
Total assets	$27,897	$27,035

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$20,052	$19,251
Future policy benefits	3,435	3,467
Funds withheld for reinsurance liabilities	1,134	1,172
Liability for policy and contract claims	60	55
Debt	300	300
Revolving credit facility	105	100
Deferred tax liability, net	—	10
Other liabilities	903	746
Total liabilities	25,989	25,101

Commitments and contingencies ("Note 12")

Shareholders' equity:
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued at March 31, 2017 and September 30, 2016)	$—	$—
Common stock ($.01 par value, 500,000,000 shares authorized, 58,991,806 issued and outstanding at March 31, 2017; 58,956,127 shares issued and outstanding at September 30, 2016)	1	1
Additional paid-in capital	715	714
Retained earnings	914	792
Accumulated other comprehensive income	291	439
Treasury stock, at cost (568,847 shares at March 31, 2017; 537,613 shares at September 30, 2016)	(13)	(12)
Total shareholders' equity	1,908	1,934
Total liabilities and shareholders' equity	$27,897	$27,035

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended		Six months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(Unaudited)		(Unaudited)
Revenues:
Premiums	$3	$16	$14	$31
Net investment income	247	227	487	449
Net investment gains (losses)	81	(42)	132	21
Insurance and investment product fees and other	44	32	82	61
Total revenues	375	233	715	562
Benefits and expenses:
Benefits and other changes in policy reserves	268	188	288	369
Acquisition and operating expenses, net of deferrals	33	27	61	55
Amortization of intangibles	33	(3)	156	38
Total benefits and expenses	334	212	505	462
Operating income	41	21	210	100
Interest expense	(6)	(6)	(12)	(12)
Income before income taxes	35	15	198	88
Income tax expense	(13)	(6)	(68)	(31)
Net income	$22	$9	$130	$57

Net income per common share:

Basic	$0.38	$0.16	$2.23	$0.98
Diluted	$0.38	$0.16	$2.23	$0.98
Weighted average common shares used in computing net income per common share:
Basic	58,326,396	58,306,784	58,303,213	58,262,922
Diluted	58,382,130	58,610,762	58,374,519	58,573,472

Cash dividend per common share	$0.065	$0.065	$0.130	$0.130

Supplemental disclosures:
Total other-than-temporary impairments	$(21)	$(1)	$(22)	$(11)
Portion of other-than-temporary impairments included in other comprehensive income	—	—	—	—
Net other-than-temporary impairments	(21)	(1)	(22)	(11)
Gains (losses) on derivative and embedded derivatives	99	(49)	150	21
Other realized investment gains	3	8	4	11
Total net investment gains (losses)	$81	$(42)	$132	$21

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended		Six months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(Unaudited)		(Unaudited)
Net income	$22	$9	$130	$57

Other comprehensive (loss) income:
Unrealized investment gains/(losses):
Change in unrealized investment gains/losses before reclassification adjustment	298	247	(365)	(126)
Net reclassification adjustment for gains included in net income	18	(7)	16	—
Changes in unrealized investment gains/losses after reclassification adjustment	316	240	(349)	(126)
Adjustments to intangible assets	(101)	(79)	124	56
Changes in deferred income tax asset/liability	(77)	(56)	77	25
Net changes to derive comprehensive income (loss) for the period	138	105	(148)	(45)
Comprehensive income (loss) net of tax	$160	$114	$(18)	$12

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity

Balance, September 30, 2016	$—	$1	$714	$792	$439	$(12)	$1,934
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(8)	—	—	(8)
Net income	—	—	—	130	—	—	130
Unrealized investment losses, net	—	—	—	—	(148)	—	(148)
Stock compensation	—	—	1	—	—	—	1
Balance, March 31, 2017	$—	$1	$715	$914	$291	$(13)	$1,908

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended
	March 31, 2017	March 31, 2016
	(Unaudited)
Cash flows from operating activities:
Net income	$130	$57
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	2	5
Amortization	(13)	(24)
Deferred income taxes	(19)	25
Interest credited/index credit to contractholder account balances and other reserve movements	230	291
Net recognized (gains) on investments and derivatives	(132)	(21)
Charges assessed to contractholders for mortality and administration	(64)	(50)
Deferred policy acquisition costs, net of related amortization	(34)	(126)
Changes in operating assets and liabilities:
Reinsurance recoverable	(12)	5
Future policy benefits	(32)	(5)
Funds withheld from reinsurers	(41)	(49)
Collateral posted	57	65
Other assets and other liabilities	60	(7)
Net cash provided by operating activities	132	166
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	1,327	1,282
Proceeds from derivatives instruments and other invested assets	209	105
Proceeds from commercial mortgage loans	16	5
Cost of available-for-sale investments acquired	(2,141)	(1,715)
Costs of derivatives instruments and other invested assets	(181)	(146)
Costs of commercial mortgage loans	—	(87)
Related party loans	—	(4)
Capital expenditures	(6)	(4)
Net cash (used in) investing activities	(776)	(564)
Cash flows from financing activities:
Treasury stock	(1)	(1)
Common stock issued under employee plans	—	2
Draw on revolving credit facility	5	—
Dividends paid	(8)	(8)
Contractholder account deposits	1,493	1,253
Contractholder account withdrawals	(822)	(854)
Net cash provided by financing activities	667	392
Change in cash & cash equivalents	23	(6)
Cash & cash equivalents, beginning of period	864	502
Cash & cash equivalents, end of period	$887	$496

Supplemental disclosures of cash flow information
Interest paid	$11	$10
Taxes paid	$—	$1
Deferred sales inducements	$5	$14

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
As previously disclosed, on April 17, 2017, FGL terminated its Agreement and Plan of Merger (as amended, “Merger Agreement” and the merger contemplated thereby, the "Merger"), by and among FGL, Anbang Insurance Group Co., Ltd. and its affiliates (collectively, “Anbang”). Prior to its termination, the Merger Agreement was amended on November 3, 2016 and on February 9, 2017, each time to extend the outside termination date. As part of the February 9, 2017 amendment, the Merger Agreement was also amended to permit FGL to explore and negotiate strategic alternatives with other parties, but not to enter into a definitive agreement with a third party while the Merger Agreement was in effect. As a result of the termination of the Merger Agreement, FGL has no remaining obligations under the Merger Agreement and may enter into an alternative transaction. In connection with the termination of the Merger Agreement, on April 17, 2017, FGL’s Board of Directors announced that it was continuing to evaluate strategic alternatives to maximize shareholder value and had received interest from a number of parties.
There can be no assurance that FGL’s evaluation of strategic alternatives will result in a transaction, or that any transaction, if pursued, will be consummated. FGL’s evaluation of strategic alternatives may be terminated at any time with or without notice. FGL does not intend to disclose developments with respect to this process until such time that it determines otherwise in its sole discretion or as required by applicable law.
In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three and six months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2017.  Amounts reclassified out of other comprehensive income are reflected in net investment gains in the unaudited Condensed Consolidated Statements of Operations.
(2) Significant Accounting Policies and Practices
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all other entities in which FGL has a controlling financial interest and any variable interest entities ("VIEs") in which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.
We are involved in certain entities that are considered VIEs as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our consolidated financial statements. See "Note 4. Investments" to the Company’s unaudited Condensed Consolidated Financial Statements for additional information on the Company’s investments in unconsolidated VIEs.
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
Future Adoption of Accounting Pronouncements
Presentation of Changes in Restricted Cash on the Cash Flow Statement
In November 2016, the FASB issued amended guidance (ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash), effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The ASU will require amounts generally described as changes in restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The amendments in this ASU may be early adopted during any period or interim period, however, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied using a retrospective transition method to each period presented. The Company will not early adopt this standard. The adoption of this guidance is not expected to have a material impact on the Company's consolidated statements of cash flows.

Technical Corrections and Improvements
In December 2016, the FASB issued new guidance on the Simplification of Topics Within Insurance and Debt Restructuring (ASU 2016-19, Technical Corrections and Improvements), effective upon issuance for most amendments in the Update. For several items requiring transition guidance, the ASU identifies adoption dates specific to those items. The amendments cover a wide range of topics in the Accounting Standards Codification ("ASC") and will correct differences between original guidance and the ASC, clarify guidance through updated wording or corrected references, and simplify guidance through minor editing. The amendments in this ASU that do not require transition guidance were effective upon issuance, however, those that require transition guidance may be early adopted. The Company adopted the amendments that do not require transition guidance upon issuance of ASU 2016-19 with no impact on its financial statements. The Company will not early adopt the guidance in this standard that require transition guidance. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued new guidance on the amortization of callable securities (ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities), effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2017-08 may be early adopted. The ASU will require premiums paid on purchased debt securities with an explicit call option to be amortized to the earliest call date, as opposed to the maturity date (as under current GAAP). The updated guidance is applicable to instruments that are callable based on explicit, non-contingent call features that are callable at fixed prices on preset dates. The amendments in this update should be applied using the modified retrospective method through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company will not early adopt this standard and is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

(3) Significant Risks and Uncertainties

Federal Regulation

In April 2016, the Department of Labor (“DOL”) issued its “fiduciary” rule which could have a material impact on the Company, its products, distribution, and business model. The final rule treats persons who provide investment advice for a fee or other compensation with respect to assets of an employer plan or individual retirement account ("IRA") as fiduciaries of that plan or IRA. Significantly, the rule expands the definition of fiduciary to apply to persons, including insurance agents, who advise and sell products to IRA owners. As a practical matter, this means commissioned insurance agents selling the Company’s IRA products must qualify for a prohibited transaction exemption which requires the agent and financial institution to meet various conditions including that an annuity sale be in the “best interest” of the client without regard for the agent’s, financial institution’s or other party’s financial or other interests, and that any compensation paid to the agent and financial institution be reasonable. The final rule was effective June 2016 and was supposed to become applicable in April 2017. However, the rule has generated considerable controversy and the "applicability date" was delayed by the DOL for 60 days from April 10, 2017 to June 9, 2017. DOL also acted to delay certain aspects of the prohibited transaction exemption requirements during a transition period through January 1, 2018. Industry efforts to block implementation of the rule continue both in Congress and in court actions. The success or failure of these efforts cannot be predicted. Assuming the rule is not blocked, the precise impact of the rule on the financial services industry more generally, and the impact on the Company and its business in particular, is difficult to assess. We believe however it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of our annuity sales are to IRAs. Compliance with the prohibited transaction exemptions when fully phased in would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact our business, results of operations and/or financial condition. Regardless of the outcome of the court and political challenges, FGL Insurance believes that it is prepared to execute on its implementation plans on the revised applicability date.
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
Concentrations of Financial Instruments
As of March 31, 2017 and September 30, 2016, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the banking industry with a fair value of $2,654 or 12% and $2,448 or 12%, respectively, of the invested assets portfolio, and an amortized cost of $2,583 and $2,352, respectively. As of March 31, 2017, the Company’s holdings in this industry include investments in 111 different issuers with the top ten investments accounting for 31% of the total holdings in this industry. As of March 31, 2017 and September 30, 2016, the Company had no investments in issuers that exceeded 10% of shareholders' equity. The Company's largest concentration in any single issuer as of March 31, 2017 and September 30, 2016 was Wells Fargo & Company with a total fair value of $154 or 1% and $171 or 1% of the invested assets portfolio, respectively.

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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”) and Front Street Re (Cayman) Ltd. ("FSRCI"), an affiliate, that could have a material impact on the Company’s financial position in the event that Wilton Re or FSRCI fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of March 31, 2017. As of March 31, 2017, the net amount recoverable from Wilton Re was $1,540 and the net amount recoverable from FSRCI was $1,067. The coinsurance agreement with FSRCI is on a funds withheld basis. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers.

(4) Investments
The Company’s fixed maturity and equity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) (“AOCI”) net of associated adjustments for deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and deferred income taxes. The Company’s consolidated investments at March 31, 2017 and September 30, 2016 are summarized as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for sale securities
Asset-backed securities	$2,650	$33	$(14)	$2,669	$2,669
Commercial mortgage-backed securities	961	9	(19)	951	951
Corporates	11,621	521	(164)	11,978	11,978
Equities	682	35	(5)	712	712
Hybrids	1,349	61	(35)	1,375	1,375
Municipals	1,582	119	(21)	1,680	1,680
Residential mortgage-backed securities	1,253	75	(16)	1,312	1,312
U.S. Government	85	2	—	87	87
Total available-for-sale securities	20,183	855	(274)	20,764	20,764
Derivative investments	218	139	(6)	351	351
Commercial mortgage loans	579	—	—	576	579
Other invested assets	119	—	—	115	119
Total investments	$21,099	$994	$(280)	$21,806	$21,813

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for-sale securities
Asset-backed securities	$2,528	$16	$(45)	$2,499	$2,499
Commercial mortgage-backed securities	850	23	(9)	864	864
Corporates	10,712	760	(132)	11,340	11,340
Equities	640	47	(4)	683	683
Hybrids	1,356	77	(47)	1,386	1,386
Municipals	1,515	206	(4)	1,717	1,717
Residential mortgage-backed securities	1,327	63	(28)	1,362	1,362
U.S. Government	233	10	—	243	243
Total available-for-sale securities	19,161	1,202	(269)	20,094	20,094
Derivative investments	221	78	(23)	276	276
Commercial mortgage loans	595	—	—	614	595
Other invested assets	60	—	—	58	60
Total investments	$20,037	$1,280	$(292)	$21,042	$21,025
Included in AOCI were cumulative gross unrealized gains of $1 and gross unrealized losses of $3 related to the non-credit portion of other-than-temporary impairments ("OTTI") on non-agency residential mortgage-backed securities ("RMBS") at March 31, 2017 and gross unrealized gains of $1 and gross unrealized losses of $3 related to the non-credit portion of OTTI on RMBS at September 30, 2016.
Securities held on deposit with various state regulatory authorities had a fair value of $18,816 and $18,075 at March 31, 2017 and September 30, 2016, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.

At March 31, 2017 and September 30, 2016, the company held investments that were non-income producing for a period greater than twelve months with fair values of $0 and $2, respectively.
In accordance with the Company's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $759 and $649 at March 31, 2017 and September 30, 2016, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	March 31, 2017
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$342	$346
Due after one year through five years	1,786	1,835
Due after five years through ten years	3,162	3,257
Due after ten years	8,607	8,947
Subtotal	13,897	14,385
Other securities which provide for periodic payments:
Asset-backed securities	2,650	2,669
Commercial mortgage-backed securities	961	951
Structured hybrids	740	735
Residential mortgage-backed securities	1,253	1,312
Subtotal	5,604	5,667
Total fixed maturity available-for-sale securities	$19,501	$20,052
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
Based on the results of our process for evaluating available-for-sale securities in unrealized loss positions for OTTI discussed above, the Company determined that the unrealized losses as of March 31, 2017 increased due to upward movement in the U.S. Treasury rates. Bond prices in most sectors moved lower based on these higher Treasury yields. Based on an assessment of all securities in the portfolio in unrealized loss positions, the Company determined that the unrealized losses on the securities presented in the table below were not other-than-temporarily impaired as of March 31, 2017.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	March 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$314	$(2)	$766	$(12)	$1,080	$(14)
Commercial mortgage-backed securities	355	(7)	183	(12)	538	(19)
Corporates	2,004	(59)	1,006	(105)	3,010	(164)
Equities	130	(3)	30	(2)	160	(5)
Hybrids	85	(5)	363	(30)	448	(35)
Municipals	427	(17)	39	(4)	466	(21)
Residential mortgage-backed securities	58	—	357	(16)	415	(16)
U.S. Government	6	—	—	—	6	—
Total available-for-sale securities	$3,379	$(93)	$2,744	$(181)	$6,123	$(274)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						494
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						437
Total number of available-for-sale securities in an unrealized loss position						931

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$352	$(4)	$1,368	$(41)	$1,720	$(45)
Commercial mortgage-backed securities	44	(1)	182	(8)	226	(9)
Corporates	413	(9)	1,031	(123)	1,444	(132)
Equities	51	(1)	75	(3)	126	(4)
Hybrids	41	(2)	412	(45)	453	(47)
Municipals	69	(2)	38	(2)	107	(4)
Residential mortgage-backed securities	70	(1)	544	(27)	614	(28)
Total available-for-sale securities	$1,040	$(20)	$3,650	$(249)	$4,690	$(269)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						193
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						543
Total number of available-for-sale securities in an unrealized loss position						736
At March 31, 2017 and September 30, 2016, securities in an unrealized loss position were primarily concentrated in investment grade, corporate debt, asset-backed, hybrid, and municipal instruments.
At March 31, 2017 and September 30, 2016, securities with a fair value of $71 and $183, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 0% and 1% of the carrying value of all investments, respectively.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the three and six months ended March 31, 2017 and 2016, for which a portion of the OTTI was recognized in AOCI:

	Three months ended		Six months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Beginning balance	$3	$3	$3	$3
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—	—	—
OTTI was not previously recognized	—	—	—	—
Ending balance	$3	$3	$3	$3
The Company recognized $21 and $22 of credit impairment losses in operations during the three and six months ended March 31, 2017 and $0 and $0 of change of intent impairment losses in operations during the three and six months ended March 31, 2017, related to fixed maturity securities with an amortized cost of $170 and a fair value of $148 at March 31, 2017. During the three and six months ended March 31, 2016, the Company recognized $1 and $11 of credit impairment losses in operations related to fixed maturity securities with an amortized cost of $89 and a fair value of $78 at March 31, 2016.
Details underlying write-downs taken as a result of OTTI that were recognized in "Net income" and included in net realized gains on securities were as follows:

	Three months ended		Six months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
OTTI Recognized in Net Income:
Asset-backed securities	$—	$1	$1	$5
Corporates	20	—	20	6
Other invested assets	1	—	1	—
Total	$21	$1	$22	$11
The portion of OTTI recognized in AOCI is disclosed in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).
In the second fiscal quarter ended March 31, 2017, the Company recognized credit-related impairment losses of $20 on available-for-sale debt securities related to investments in First National Bank Holding Co.  On April 28, 2017, the Federal Deposit Insurance Company (“FDIC”) shutdown First NBC Bank and named the FDIC as receiver.  The bank was the holding company’s principal asset and as a result of the closure of the bank the holding company has limited remaining tangible assets.  The Company expects no further recovery of its investment in First National Bank Holding Co. and has reflected the impairment in its financial statements for the quarter ended March 31, 2017 as the events are reflective of conditions that existed at the balance sheet date.

Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 3% of the Company’s total investments as of March 31, 2017 and September 30, 2016. The Company primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to attempt to reduce concentration risk. Subsequent to origination, the Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	March 31, 2017		September 30, 2016
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Funeral Home	$1	—%	$1	—%
Hotel	23	4%	23	4%
Industrial - General	46	8%	58	10%
Industrial - Warehouse	65	11%	64	11%
Multifamily	69	12%	70	11%
Office	158	27%	160	27%
Retail	218	38%	220	37%
Total commercial mortgage loans, gross of valuation allowance	$580	100%	$596	100%
Allowance for loan loss	(1)		(1)
Total commercial mortgage loans	$579		$595

U.S. Region:
East North Central	$135	23%	$137	23%
East South Central	20	4%	21	4%
Middle Atlantic	86	15%	97	16%
Mountain	68	12%	67	12%
New England	14	2%	14	2%
Pacific	135	23%	136	23%
South Atlantic	66	12%	67	11%
West North Central	14	2%	14	2%
West South Central	42	7%	43	7%
Total commercial mortgage loans, gross of valuation allowance	$580	100%	$596	100%
Allowance for loan loss	(1)		(1)
Total commercial mortgage loans	$579		$595
Within the Company's CML portfolio, 100% of all CMLs had a loan-to-value (“LTV”) ratio of less than 75% at inception at March 31, 2017 and September 30, 2016. As of March 31, 2017, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at March 31, 2017 and September 30, 2016:

	Debt Service Coverage Ratios				Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	< 1.00	N/A(a)
March 31, 2017
LTV Ratios:
Less than 50%	$184	$—	$18	$1	$203	35%	$201	35%
50% to 60%	242	—	—	—	242	42%	241	42%
60% to 75%	112	7	16	—	135	23%	134	23%
Commercial mortgage loans	$538	$7	$34	$1	$580	100%	$576	100%
September 30, 2016
LTV Ratios:
Less than 50%	$158	$18	$—	$1	$177	29%	$181	29%
50% to 60%	189	—	—	—	189	32%	194	32%
60% to 75%	230	—	—	—	230	39%	239	39%
Commercial mortgage loans	$577	$18	$—	$1	$596	100%	$614	100%
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

	March 31, 2017	September 30, 2016
Gross balance commercial mortgage loans	$580	$596
Allowance for loan loss	(1)	(1)
Net balance commercial mortgage loans	$579	$595
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At March 31, 2017 and September 30, 2016, we had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of our CMLs:

	March 31, 2017	September 30, 2016
Current to 30 days	$580	$596
Past due	—	—
Total carrying value	$580	$596
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. As of March 31, 2017, our CML portfolio had no impairments, modifications or troubled debt restructuring.
Net investment income
The major sources of “Net investment income” on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Six months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Fixed maturity securities, available-for-sale	$236	$211	$464	$421
Equity securities, available-for-sale	10	8	20	16
Commercial mortgage loans	6	6	12	12
Related party loans	—	1	—	2
Invested cash and short-term investments	—	2	—	2
Other investments	1	4	2	5
Gross investment income	253	232	498	458
Investment expense	(6)	(5)	(11)	(9)
Net investment income	$247	$227	$487	$449
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

Net investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Six months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Net realized gains (losses) on fixed maturity available-for-sale securities	$(17)	$7	$(15)	$2
Realized gains (losses) on equity securities	—	1	—	1
Change in fair value of other derivatives and embedded derivatives	1	(1)	1	1
Realized losses on other invested assets	(1)	(1)	(3)	(3)
Net realized (losses) gains on available-for-sale securities	(17)	6	(17)	1
Realized gains (losses) on certain derivative instruments	75	(42)	76	(54)
Unrealized gains (losses) on certain derivative instruments	34	11	72	64
Change in fair value of reinsurance related embedded derivative	(11)	(17)	1	10
Realized (losses) gains on hedging derivatives and reinsurance-related embedded derivatives	98	(48)	149	20
Net investment gains (losses)	$81	$(42)	$132	$21
For the three and six months ended March 31, 2017, proceeds from the sale of fixed maturity available-for-sale securities totaled $263 and $360, gross gains on such sales totaled $8 and $10, and gross losses totaled $2 and $4, respectively.
For the three and six months ended March 31, 2016, proceeds from the sale of fixed maturity available-for-sale securities, totaled $185 and $749, gross gains on such sales totaled $5 and $18, and gross losses totaled $3 and $12, respectively.
Unconsolidated Variable Interest Entities
The Company owns investments in VIEs that are not consolidated within the Company’s financial statements. VIEs do not have sufficient equity to finance their own activities without additional financial support and certain of its investors lack certain characteristics of a controlling financial interest.  These VIEs are not consolidated in the Company’s financial statements for the following reasons: 1)  FGL Insurance either does not control or does not have any voting rights or notice rights; 2)  the Company does not have any rights to remove the investment manager; and 3)  the Company was not involved in the design of the investment.  These characteristics indicate that FGL Insurance lacks the ability to direct the activities, or otherwise exert control, of the VIEs and is not considered the primary beneficiary of them.
FGL Insurance participates in loans to third parties originated by Salus. Salus is an affiliated, limited liability company indirectly owned by HRG that originates senior secured asset-based loans to unaffiliated third-party borrowers. FGL Insurance also participates in CLOs managed by Salus and owns preferred equity in Salus within the funds withheld portfolio of the FSRCI treaty. The Company’s maximum exposure to loss as a result of its investments in or with Salus is limited to the carrying value of its investments in Salus which totaled $8 and $22 as of March 31, 2017 and September 30, 2016, respectively. FGL’s investments in or with Salus are detailed in “Note 14. Related Party Transactions” to the Company’s unaudited Condensed Consolidated Financial Statements.
FGL also executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, FGL does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund through 2017. FGL has funded $42 as of March 31, 2017.
In the normal course of its activities, the Company invests in various limited partnerships as a passive investor. These investments are in corporate credit and real estate debt strategies that have a current income bias. Limited partnership interests are accounted for under the equity method and are included in “Other invested assets” on the Company’s consolidated balance sheet. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of March 31, 2017, the Company's maximum exposure to loss was $90 in recorded carrying value and $151 in unfunded commitments.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in fixed indexed annuity (“FIA”) contracts, is as follows:

	March 31, 2017	September 30, 2016
Assets:
Derivative investments:
Call options	$351	$276
Futures contracts	—	—
Other invested assets:
Other derivatives and embedded derivatives	14	13
Other assets:
Reinsurance related embedded derivative	120	119
	$485	$408

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,362	$2,383
Funds withheld for reinsurance liabilities:
Call options payable to FSRCI	13	11
	$2,375	$2,394

The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows:

	Three months ended		Six months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Revenues:
Net investment gains (losses):
Call options	$105	$(29)	$144	$7
Futures contracts	4	(2)	4	3
Other derivatives and embedded derivatives	1	(1)	1	1
Reinsurance related embedded derivative	(11)	(17)	1	10
	$99	$(49)	$150	$21
Benefits and other changes in policy reserves
FIA embedded derivatives	$112	$48	$(21)	$99
Additional Disclosures
Other Derivatives and Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 which was based on the actual return of the fund. At March 31, 2017 the fair value of the fund-linked note and embedded derivative were $24 and $14, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".
FGL Insurance participates in loans to third parties originated by Salus, an affiliated VIE, indirectly owned by HRG that provides asset-based financing. These participating loans are denominated in Canadian ("CAD") currency which is different from FGL Insurance's functional currency. At September 30, 2015, four loan participations were denominated in

CAD currency. Three of the four loans denominated in CAD currency were settled prior to June 30, 2016. Therefore, as of both March 31, 2017 and September 30, 2016 only one loan denominated in CAD currency remains.
FGL Insurance also had two participating loans denominated in CAD currency which also required reimbursement from the borrower in CAD currency, but did not include a provision for reimbursement for any net foreign exchange losses from the borrower. Salus executed CAD swap agreements with FGL Insurance to convert the CAD cash flows into United States dollar ("USD") cash flows. Under these swap agreements, Salus reimbursed the Company for certain realized foreign exchange losses related to cash flows on these loan participations from origination date through the earlier of the maturity date of the loan or expiration of the swap agreement. Reimbursement under the swap agreements was reduced in the event the counterparties on the underlying loan participations were unable to fully repay amounts due on those loan participations. FGL Insurance's ability to recover the foreign exchange losses under these swap agreements was such that the Company established derivatives equal to FGL Insurance's cumulative net foreign exchange losses on these loan participations. During the year ended September 30, 2016, one of the loan participations was repaid in full and FGL Insurance recovered the full amount due under the related swap agreement. The other loan participation remains outstanding at March 31, 2017. The Company recognized an OTTI loss on the loan during the quarter ended September 30, 2016 and also recorded a reduction in the amount recoverable under the swap agreement. The related swap agreement with Salus expired in July 2016 and FGL Insurance recovered the amount due under the swap agreement. The value of these derivatives was reflected in “Other invested assets” with the changes in the fair value reflected in the Company’s Condensed Consolidated Statements of Operations. The value of these derivatives was $0 and $0 at March 31, 2017 and September 30, 2016, respectively, which is equal to the cumulative net realized foreign exchange loss recognized on these loan participations, net of allowance for counterparty credit risk. The Company had realized losses of $0 and $0 for the three and six months ended March 31, 2017; and $(2) and $0 realized losses for the three and six months ended March 31, 2016 related to these foreign exchange derivatives included in "Net investment gains (losses)". Additionally, a subsidiary of HRG, HGI Funding LLC, executed an agreement with the Company to guarantee, subject to the terms of the agreement, the fulfillment of the accumulated foreign exchange loss recoverable from Salus. The guarantee was terminated in the quarter ended September 30, 2016 concurrent with the settlement of the Salus swap agreement.
FGL Insurance has entered into several CAD currency forward contracts since August 2016 to economically hedge against unfavorable movements in CAD on the one CAD-denominated loan participation which remains outstanding at March 31, 2017. Under the forward contracts, FGL Insurance sold CAD equal to the estimated recovery amounts on the loan participation and will receive USD. The forward contracts settled in cash prior to March 31, 2017. No cash was exchanged upon execution of the forward contracts. The value of these derivatives at each balance sheet date is equal to the cumulative unrealized value and is reflected in “Other invested assets” with the changes in the fair value reflected in the Company’s Condensed Consolidated Statements of Operations. The value of the forward contracts as of March 31, 2017 was $0. The Company had realized gains of $0 and $0 for the three and six months ended March 31, 2017 related to the forward contracts included in "Net investment gains".

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

Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		March 31, 2017				September 30, 2016
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$4,092	$135	$100	$35	$2,302	$55	$10	$45
Deutsche Bank	A/A3/A-	86	9	—	9	1,620	46	12	34
Morgan Stanley	*/A1/A+	2,125	81	90	(9)	2,952	87	58	29
Barclay's Bank	A/A1/A-	1,436	48	7	41	1,389	39	—	39
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	2,479	78	78	—	1,623	49	48	1
Total		$10,218	$351	$275	$76	$9,886	$276	$128	$148
(a) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of March 31, 2017 and September 30, 2016, counterparties posted $275 and $128 of collateral, respectively, of which $175 and $118 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the unaudited Condensed Consolidated Balance Sheets. The remaining $100 and $10 of non-cash collateral was held by a third-party custodian and is not included in the Company's unaudited Condensed Consolidated Balance Sheets at March 31, 2017 and September 30, 2016, respectively. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $76 and $148 at March 31, 2017 and September 30, 2016, respectively.
The Company held 394 and 559 futures contracts at March 31, 2017 and September 30, 2016, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents " in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $2 and $3 at March 31, 2017 and September 30, 2016, respectively.

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

	March 31, 2017
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$887	$—	$—	$887	$887
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,485	184	2,669	2,669
Commercial mortgage-backed securities	—	873	78	951	951
Corporates	—	10,872	1,106	11,978	11,978
Hybrids	—	1,365	10	1,375	1,375
Municipals	—	1,642	38	1,680	1,680
Residential mortgage-backed securities	—	1,312	—	1,312	1,312
U.S. Government	54	33	—	87	87
Equity securities, available-for-sale	14	654	1	669	669
Derivative financial instruments	—	351	—	351	351
Reinsurance related embedded derivative, included in other assets	—	120	—	120	120
Other invested assets	—	—	14	14	14
Total financial assets at fair value	$955	$19,707	$1,431	$22,093	$22,093
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,362	$2,362	$2,362
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	13	—	13	13
Total financial liabilities at fair value	$—	$13	$2,362	$2,375	$2,375

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$864	$—	$—	$864	$864
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,327	172	2,499	2,499
Commercial mortgage-backed securities	—	785	79	864	864
Corporates	—	10,219	1,121	11,340	11,340
Hybrids	—	1,386	—	1,386	1,386
Municipals	—	1,676	41	1,717	1,717
Residential mortgage-backed securities	—	1,362	—	1,362	1,362
U.S. Government	61	182	—	243	243
Equity securities, available-for-sale	22	617	3	642	642
Derivative financial instruments	—	276	—	276	276
Reinsurance related embedded derivative, included in other assets	—	119	—	119	119
Other invested assets	—	—	34	34	34
Total financial assets at fair value	$947	$18,949	$1,450	$21,346	$21,346
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,383	$2,383	$2,383
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	11	—	11	11
Total financial liabilities at fair value	$—	$11	$2,383	$2,394	$2,394
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

The Company did not adjust prices received from third parties as of March 31, 2017 and September 30, 2016. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs. The market observable inputs are the market value of option and interest swap rates. The significant unobservable inputs are the mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at March 31, 2017 and September 30, 2016 was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies (“IULs”) and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At March 31, 2017 and September 30, 2016, this resulted in higher fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Other Invested Assets
Fair value of our loan participation interest securities approximates the unpaid principal balance of the participation interest as of March 31, 2017. In making this assessment, the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date and March 31, 2017, the primary market participant for these securities, and the short-term maturity of these loans (less than 1 year).
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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2017 and September 30, 2016 are as follows:

	Fair Value at	Valuation		Range (Weighted average)
	March 31, 2017	Technique	Unobservable Input(s)	March 31, 2017
Assets
Asset-backed securities	$178	Broker-quoted	Offered quotes	88.00% - 100.48% (98.98%)
Asset-backed securities (Salus CLO equity tranche)	6	Third-party Valuation	Offered quotes	11.87%
			Discount rate	15.00%
			Other loan recoveries	0.00% - 100.00%
Commercial mortgage-backed securities	74	Broker-quoted	Offered quotes	107.16% - 122.00% (113.18%)
Commercial mortgage-backed securities	4	Matrix pricing	Quoted prices	100.44% - 100.44% (100.44%)
Corporates	862	Broker-quoted	Offered quotes	59.00% - 112.00% (99.94%)
Corporates	244	Matrix pricing	Quoted prices	93.56% - 116.52% (102.54%)
Hybrids	10	Broker-quoted	Offered quotes	96.10% - 96.10% (96.10%)
Municipals	38	Broker-quoted	Offered quotes	110.89% - 110.89% (110.89%)
Equity securities available-for-sale (Salus preferred equity)	1	Income-approach	Yield	0.70% - 3.10%
			Discount rate	7.00% - 9.00%
			Salus CLO Equity	11.87%
Other invested assets:
Available-for-sale embedded derivative	14	Black-Scholes model	Market value of AnchorPath fund	100.00%
Total	$1,431
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,362	Discounted cash flow	Market value of option	0.00% - 24.11% (3.17%)
			SWAP rates (discount rates)	2.05% - 2.38% (2.22%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (9.74%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Future option budget	1.13% - 5.57% (2.90%)
Total liabilities at fair value	$2,362

	Fair Value at	Valuation	Unobservable	Range (Weighted average)
	September 30, 2016	Technique	Input(s)	September 30, 2016
Assets
Asset-backed securities	$144	Broker-quoted	Offered quotes	97.54% - 101.55% (99.66%)
Asset-backed securities	9	Matrix Pricing	Quoted prices	98.75%
Asset-backed securities (Salus CLO equity tranche)	19	Third-Party Valuation	Offered quotes	28.37%
			Discount rate	15.00%
			RSH recovery	5.50%
			Other loan recoveries	0.00% - 100.00%
Commercial mortgage-backed securities	75	Broker-quoted	Offered quotes	104.31% - 122.19% (114.10%)
Commercial mortgage-backed securities	4	Matrix pricing	Quoted prices	98.41% - 98.41% (98.41%)
Corporates	920	Broker-quoted	Offered quotes	50.00% - 118.33% (103.37%)
Corporates	201	Matrix pricing	Quoted prices	99.00% - 150.23% (107.65%)
Municipals	41	Broker-quoted	Offered quotes	119.04% - 119.04% (119.04%)
Equity securities available-for-sale (Salus preferred equity)	3	Market-approach	Yield	11.00%
			RSH recovery	5.50%
			Discount rate	15.00%
			Salus CLO equity	28.37%
Other invested assets:
Available-for-sale embedded derivative	13	Black-Scholes Model	Market value of AnchorPath fund	100.00%
Loan participations - Other	2	Market Pricing	Offered quotes	100.00%
Loan participations - JSN Jewellery Inc.	17	Liquidation value – 52.5% recovery estimate	Recovery estimate (wind-down costs)	49.93% - 56.67% (52.50%)
Loan participation - RadioShack (RSH) Corporation	2	Liquidation value – 5% recovery estimate	Recovery estimate (wind-down costs)	1.36% - 14.28%
Total	$1,450
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,383	Discounted cash flow	Market value of option	0.00% - 26.64% (2.55%)
			SWAP rates (discount rates)	1.18% - 1.46% (1.31%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (9.59%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Future option budget	1.15% - 5.57% (2.91%)
Total liabilities at fair value	$2,383

Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the unaudited Condensed Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended March 31, 2017 and 2016, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2017
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$197	$—	$1	$—	$—	$(9)	$(5)	$184
Commercial mortgage-backed securities	85	—	1	—	—	—	(8)	78
Corporates	1,078	—	5	60	—	(33)	(4)	1,106
Hybrids	10	—	—	—	—	—	—	10
Municipals	37	—	1	—	—	—	—	38
Equity securities available-for-sale	1	—	—	—	—	—	—	1
Other invested assets:
Available-for-sale embedded derivative	13	1	—	—	—	—	—	14
Loan participations	6	(1)	—	—	—	(5)	—	—
Total assets at Level 3 fair value	$1,427	$—	$8	$60	$—	$(47)	$(17)	$1,431
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,250	$112	$—	$—	$—	$—	$—	$2,362
Total liabilities at Level 3 fair value	$2,250	$112	$—	$—	$—	$—	$—	$2,362

(a) The net transfers out of Level 3 during the three months ended March 31, 2017 were exclusively to Level 2.

	Six months ended March 31, 2017
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$172	$(1)	$—	$63	$—	$(16)	$(34)	$184
Commercial mortgage-backed securities	79	—	(1)	8	—	—	(8)	78
Corporates	1,121	(1)	(36)	111	(5)	(81)	(3)	1,106
Hybrids	—	—	—	10	—	—	—	10
Municipals	41	—	(2)	—	—	(1)	—	38
Equity securities available-for-sale	3	(2)	—	—	—	—	—	1
Available-for-sale embedded derivative	13	1	—	—	—	—	—	14
Loan participations	21	(2)	—	—	—	(19)	—	—
Total assets at Level 3 fair value	$1,450	$(5)	$(39)	$192	$(5)	$(117)	$(45)	$1,431
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,383	$(21)	$—	$—	$—	$—	$—	$2,362
Total liabilities at Level 3 fair value	$2,383	$(21)	$—	$—	$—	$—	$—	$2,362

(a) The net transfers out of Level 3 during the six months ended March 31, 2017 were exclusively to Level 2.

	Three months ended March 31, 2016
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$79	$(1)	$—	$19	$—	$—	$(22)	$75
Commercial mortgage-backed securities	139	—	1	—	—	(1)	—	139
Corporates	972	—	26	19	—	(11)	—	1,006
Municipals	38	—	1	—	—	—	—	39
Equity securities available-for-sale	11	—	—	—	—	—	—	11
Other invested assets:
Available-for-sale embedded derivative	11	—	—	—	—	—	—	11
Loan participations	84	—	3	16	—	(15)	—	88
Total assets at Level 3 fair value	$1,334	$(1)	$31	$54	$—	$(27)	$(22)	$1,369
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,200	$48	$—	$—	$—	$—	$—	$2,248
Total liabilities at Level 3 fair value	$2,200	$48	$—	$—	$—	$—	$—	$2,248

(a) The net transfers out of Level 3 during the three months ended March 31, 2016 were exclusively to Level 2.

	Six months ended March 31, 2016
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$38	$(5)	$—	$41	$—	$—	$1	$75
Commercial mortgage-backed securities	144	—	1	—	—	(2)	(4)	139
Corporates	964	—	13	63	—	(19)	(15)	1,006
Municipals	39	—	—	—	—	—	—	39
Equity securities available-for-sale	11	—	—	—	—	—	—	11
Available-for-sale embedded derivative	10	1	—	—	—	—	—	11
Loan participations	119	(3)	4	34	—	(66)	—	88
Total assets at Level 3 fair value	$1,325	$(7)	$18	$138	$—	$(87)	$(18)	$1,369
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,149	$99	$—	$—	$—	$—	$—	$2,248
Total liabilities at Level 3 fair value	$2,149	$99	$—	$—	$—	$—	$—	$2,248

(a) The net transfers out of Level 3 during the six months ended March 31, 2016 were exclusively to Level 2.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheet at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	March 31, 2017
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$576	$576	$579
Policy loans, included in other invested assets	—	—	11	11	15
Related party loans	—	—	71	71	71
Total	$—	$—	$658	$658	$665

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$15,759	$15,759	$17,690
Debt	—	301	105	406	405
Total	$—	$301	$15,864	$16,165	$18,095

	September 30, 2016
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$614	$614	$595
Policy loans, included in other invested assets	—	—	13	13	14
Related party loans	—	—	71	71	71
Total	$—	$—	$698	$698	$680

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$14,884	$14,884	$16,868
Debt	—	300	100	400	400
Total	$—	$300	$14,984	$15,284	$17,268
The following table includes assets that have not been classified in the fair value hierarchy as the fair value of these investments is measured using the net asset value per share practical expedient. For further discussion about this adoption see “Note 2. Significant Accounting Policies” to the Company's unaudited Condensed Consolidated Financial Statements.

	Carrying Value After Measurement
	March 31, 2017	September 30, 2016
Equity securities available-for-sale	$43	$41
Limited partnership investment, included in other invested assets	$90	$12
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three and six months ended March 31, 2017 and 2016.

The transfers into and out of Level 3 were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value. Accordingly, the Company’s assessment resulted in gross transfers into Level 3 with valuation of $50 and $94 related to asset-backed and corporate securities and gross transfers out of Level 3 with valuation of $67 and $139 related to asset-backed, commercial mortgage-backed and corporate securities during the three and six months ended March 31, 2017. During the three and six months ended March 31, 2016, there were transfers into Level 3 of $0 and $1 related to asset-backed securities and net transfers out of Level 3 of $22 and $19, related to commercial mortgage-backed and corporate securities.

(7) Intangible Assets
Information regarding VOBA and DAC which includes deferred sales inducement, is as follows:

	VOBA	DAC	Total
Balance at September 30, 2016	$19	$1,007	$1,026
Deferrals	—	190	190
Adjustments:
Unlocking	10	(7)	3
Interest	5	23	28
Amortization	(40)	(147)	(187)
Adjustment for unrealized investment losses (gains)	15	109	124
Balance at March 31, 2017	$9	$1,175	$1,184

Accumulated amortization	$421

	VOBA	DAC	Total
Balance at September 30, 2015	$187	$801	$988
Deferrals	—	164	164
Adjustments:
Unlocking	9	(1)	8
Interest	6	17	23
Amortization	(31)	(38)	(69)
Adjustment for unrealized investment losses	(26)	82	56
Balance at March 31, 2016	$145	$1,025	$1,170

Accumulated amortization	$407
Amortization of VOBA and DAC is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4% to 5%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Consolidated Statement of Operations. As of March 31, 2017 and September 30, 2016, the VOBA balance included cumulative adjustments for net unrealized investment (gains) losses of $(147) and $(162), respectively, and the DAC balances included cumulative adjustments for net unrealized investment losses (gains) of $13 and $(96), respectively.
The above DAC balances include $92 and $86 of deferred sales inducements, net of shadow adjustments, as of March 31, 2017 and September 30, 2016, respectively.
The weighted average amortization period for VOBA is approximately 5.2 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2017	12
2018	23
2019	20
2020	17
2021	14
Thereafter	70

(8) Debt
The Company's outstanding debt as of March 31, 2017 and September 30, 2016 is as follows:

	March 31, 2017	September 30, 2016
Debt	$300	$300
Revolving credit facility	105	100
As of March 31, 2017 and September 30, 2016, the Company has drawn $105 and $100, respectively, on the revolver. The initial $100 draw on the revolver carried interest rates equal to 4.02% and 5.50%, as of March 31, 2017 and September 30, 2016, respectively. In March 2017, an additional draw of $5 on the revolver was made, which carried an interest rate equal to 3.98% As of March 31, 2017 and September 30, 2016, the amount available to be drawn on the revolver was $45 and $50, respectively. The revolver matures in August 26, 2017.
The interest expense and amortization of debt issuance costs of the Company's debt for the three and six months ended March 31, 2017 and 2016, respectively, were as follows:

	Three months ended				Six months ended
	March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
Debt	$5	$—	$5	$1	$10	$—	$9	$2
Revolving credit facility	1	—	—	—	2	1	—	1

(9)    Equity
Share Repurchases
On September 2, 2014, the Company’s Board of Directors authorized the repurchase of up to 500 thousand shares of the Company’s outstanding shares of common stock over the next twelve months. As of June 30, 2015, the share repurchase program was completed. The Company's share repurchase activity is shown in the table below.

	Shares	Total Cost
Shares purchased pursuant to the repurchase program	500	$11
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan	12	—
Total shares of common stock at completion of repurchase program as of June 30, 2015	512	11
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended December 31, 2015	22	1
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended March 31, 2016	3	—
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended December 31, 2016	28	1
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended March 31, 2017	4	$—
Total shares of common stock repurchased as of March 31, 2017	569	$13
Subsequent to the Company's repurchase of shares, HRG indirectly held 47,000 thousand shares of FGL's outstanding common stock, representing an 80% interest at March 31, 2017.

Dividends
The Company declared the following cash dividends during the three and six months ended March 31, 2017 and 2016:

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
November 12, 2015	December 14, 2015	November 30, 2015	58,144	$0.065	$4
February 2, 2016	March 7, 2016	February 22, 2016	58,210	$0.065	$4
November 10, 2016	December 12, 2016	November 28, 2016	58,245	$0.065	$4
February 2, 2017	March 6, 2017	February 21, 2017	58,308	$0.065	$4

On May 1, 2017, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend will be paid on June 5, 2017 to shareholders of record as of the close of business on May 22, 2017.

(10) Stock Compensation
The Company recognized total stock compensation expense related to the FGL Plans and FGLH Plans as follows:

	Three months ended		Six months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
FGL Plans
Restricted shares	—	—	1	1
Performance restricted stock units	—	2	—	3
	—	2	1	4
FGLH Plans
Stock Incentive Plan - stock options	1	1	1	1
Amended and Restated Stock Incentive Plan - stock options	1	—	1	1
Amended and Restated Stock Incentive Plan - restricted stock units	—	—	—	1
	2	1	2	3
Total stock compensation expense	2	3	3	7
Related tax benefit	1	1	1	2
Net stock compensation expense	$1	$2	$2	$5
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the unaudited Condensed Consolidated Statements of Operations.
Total compensation expense related to the FGL Plans and FGLH Plans not yet recognized as of March 31, 2017 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Plans
Stock options	$—	2
Restricted shares	2	2
Total unrecognized stock compensation expense	$2	2
FGL Plans
FGL’s Compensation Committee is authorized to grant up to 2,838 thousand equity awards under the FGL Plans. At March 31, 2017, 1,090 thousand equity awards are available for future issuance under the FGL Plans.
FGL granted 47 thousand and 119 thousand stock options to a certain officer in the six months ended March 31, 2017 and March 31, 2016, respectively. These stock options vest in equal installments over a period of 3 years and expire on the seventh anniversary of the grant date. The total fair value of the options granted in the six months ended March 31, 2017 and 2016 was $0 and $0, respectively.
At March 31, 2017, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $2, $1, and $2, respectively. At March 31, 2017, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 5 years, 4 years and 5 years, respectively.
During the six months ended March 31, 2017, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $0, $0 and $0, respectively. During the six months ended March 31, 2016, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $0, $2 and $0, respectively.
A summary of FGL’s outstanding stock options as of March 31, 2017, and related activity during the six months then ended, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2016	346	$22.40
Granted	47	23.35
Exercised	(14)	18.41
Forfeited or expired	(13)	20.83
Stock options outstanding at March 31, 2017	366	22.73
Exercisable at March 31, 2017	204	21.19
Vested or projected to vest at March 31, 2017	366	22.73
The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model and based on the value of FGL's common stock for stock options granted during the six months ended March 31, 2017:

Weighted average fair value per options granted	$2.57
Risk-free interest rate	1.11%
Assumed dividend yield	1.12%
Expected option term	2.0 years
Volatility	20.00%

The dividend yield is based on the expected dividend rate during the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of FGL’s stock prices after the announcement of an anticipated merger transaction. The expected life of the options granted represents the period of time from the grant date to the estimated closing date of an anticipated merger transaction, reflecting the midpoint of possible scenarios.

FGL granted 29 thousand and 26 thousand restricted shares to a certain officer in the six months ended March 31, 2017 and March 31, 2016, respectively. These shares vest in equal installments over a period of 3 years. The total fair value of the restricted shares granted in the six months ended March 31, 2017 and 2016 was $1 and $1, respectively.
A summary of FGL’s nonvested restricted shares outstanding as of March 31, 2017, and related activity during the six months then ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding at September 30, 2016	154	$22.91
Granted	29	23.35
Vested	(89)	21.82
Forfeited	(5)	22.58
Nonvested restricted shares outstanding at March 31, 2017	89	24.15
PRSUs subject to vesting are adjusted based on FGL's financial yearly performance, which is evaluated on two non-GAAP measures: (1) pre-tax adjusted operating income, and (2) return on equity. Depending on the performance results for each year, the ultimate payout of PRSUs could range from zero to 200% of the target award for each year. One-half of the award is earned based on each year’s results for the awards granted in 2015. One-third of the award is earned based on each year's results for the awards granted in 2014. Based on the results achieved in 2016, a total of 11 thousand additional PRSUs were earned and vested during the six months ended March 31, 2017 and the total fair value of the additional PRSUs earned in 2016 was $0. A summary of nonvested PRSUs outstanding as of March 31, 2017, and related activity during the period then ended, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Weighted Average Grant Date Fair Value
PRSUs outstanding at September 30, 2016	—	$—
Granted	11	17.82
Vested	(11)	17.82
Forfeited or expired	—	—
PRSUs outstanding at March 31, 2017	—	—
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

FGLH Plans
A summary of FGLH's outstanding stock options as of March 31, 2017, and related activity during the six months then ended, is as follows (share amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2016	82	$44.82
Granted	—	—
Exercised	(8)	47.00
Forfeited or expired	—	—
Stock options outstanding at March 31, 2017	74	44.57
Vested and exercisable at March 31, 2017	74	44.57
At March 31, 2017, the liability for vested or expected to vest stock options was based on the fair values of the outstanding options. The following assumptions were used in the determination of these fair values using the Black-Scholes option pricing model and based on the value of FGLH's common stock:

Weighted average stock option fair value	$98.83
FGLH common stock fair value	$145.18
FGL common stock fair value	$27.80
Risk-free interest rate	1.18% - 1.22%
Assumed dividend yield	1.11%
Expected option term	1.59 - 1.75
Volatility	20.00%
The primary input used in the determination of the fair value of FGLH's common stock is the value of the Company's common stock and a discount for lack of liquidity which was increased to 7.5% from the historical assumption of 5%. The dividend yield is based on the expected dividend rate during the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at March 31, 2017. Expected volatility is based on the historical volatility of FGL’s stock prices after the announcement of an anticipated merger transaction as well as the estimated timing of the anticipated closing of a transaction. The expected life of the options granted represents the period of time from March 31, 2017 to the estimated closing date of an anticipated merger transaction, reflecting the midpoint of possible scenarios.
At March 31, 2017, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $7, $7 and $7, respectively. At March 31, 2017, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 2 years, 2 years and 2 years, respectively. The intrinsic value of stock options exercised and the amount of cash paid upon exercise during the six months ended March 31, 2017 and 2016 was $1 and $0, respectively.
The amount of cash paid upon vesting for restricted stock units which vested during the six months ended March 31, 2017 and 2016 was $0 and $2, respectively.
(11) Income Taxes

The provision for income taxes represents federal income taxes. The effective tax rate for the three and six months ended March 31, 2017 was 37% and 34%, respectively. The effective tax rate for the three and six months ended March 31, 2016 was 40% and 35%, respectively. The effective tax rate on pre-tax income for the current six month period differs from the U.S Federal statutory rate primarily due to the impact of favorable permanent adjustments. The effective tax rate on pre-tax income for the three month period ended March 31, 2017 differs from the U.S Federal statutory rate primarily due to the valuation allowance placed against the income tax benefit of the Company’s non-life subsidiaries.
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
As of March 31, 2017, the Company had a partial valuation allowance of $52 against its gross deferred tax assets of $139. The valuation allowance is an offset to the non-life company deferred tax assets that are considered more likely than not to be unrecoverable due to insufficient sources of future income.
(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of March 31, 2017 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

Asset Type	March 31, 2017
Other invested assets	$151
Equity securities, available-for-sale	33
Other assets	27
Total	$211
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
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At March 31, 2017, FGL has accrued $2 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.
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
At March 31, 2017, the Company estimated the total cost for the settlement, legal fees and other costs related to Cressy would be $9, with a liability for the unpaid portion of the estimate of less than $1. The Company has incurred and paid $6 related to legal fees and other costs and $3 related to settlement costs as of March 31, 2017. Based on the information currently available the Company does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri (the "District Court"), captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. Harbinger Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Re (Cayman) Ltd. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), requests injunctive and declaratory relief and seeks unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims Plaintiff Ludwick overpaid $0 for her annuity. On February 12, 2016, the District Court granted the Defendants’ joint motion to dismiss the Plaintiff’s claims. On March 3, 2016, Plaintiff Ludwick filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”). On April 13, 2017, the Court of Appeals affirmed the District Court’s decision to dismiss the Plaintiff’s claims. The Plaintiff has no appeal as of right from the Court of Appeals’ decision but may seek discretionary review by the Court of Appeals en banc or by the United States Supreme Court. The Plaintiff’s time to seek discretionary review will expire on July 12, 2017. As of the date of this report, FGL does not have sufficient information to determine whether it has exposure to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $2, which was accrued during the year ended September 30, 2016.

(13) Reinsurance
The effect of reinsurance on premiums earned and benefits incurred and reserve changes (net benefits incurred) for the three and six months ended March 31, 2017 and 2016 were as follows:

	Three months ended				Six months ended
	March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$59	$343	$63	$261	$116	$412	$127	$508
Assumed	—	—	—	1	—	—	—	1
Ceded	(56)	(75)	(47)	(74)	(102)	(124)	(96)	(140)
Net	$3	$268	$16	$188	$14	$288	$31	$369
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three and six months ended March 31, 2017 and 2016, the Company did not write off any reinsurance balances. During the three and six months ended March 31, 2017 and 2016, the Company did not commute any ceded reinsurance.
Effective September 1, 2016, FGL Insurance recaptured a certain block of life insurance ceded to Swiss Re and simultaneously ceded this business to Wilton Re.

Effective January 1, 2017, the Company entered into a reinsurance agreement with Hannover Re, a third party reinsurer,  to reinsure an inforce block of its FIA and fixed deferred annuity contracts with  Guaranteed Minimum Withdraw Benefit (“GMWB”) and Guaranteed Minimum Death Benefit (“GMDB”) secondary guarantees.  In accordance with the terms of this agreement, the Company cedes 70% net retention of secondary guarantee payments in excess of account value for GMWB and GMDB guarantees. This transaction resulted in a $185 favorable impact to statutory surplus on the effective date of the transaction and resulted in no GAAP impact as we are following deposit accounting.
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
At March 31, 2017 and September 30, 2016, the Company's reinsurance recoverable related to FSRCI included $1,067 and $1,120, respectively, and funds withheld for reinsurance liabilities included $1,132 and $1,172, respectively.

Below are the ceded operating results to FSRCI for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
Revenues:	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Premiums	$1	$1	$1	$1
Net investment income	12	15	23	32
Net investment gains (losses)	6	(8)	3	(7)
Insurance and investment product fees	—	1	1	2
Total revenues	19	9	28	28

Benefits and expenses:
Benefits and other changes in policy reserves	(14)	(11)	(16)	(24)
Acquisition & operating expenses, net of deferrals	(1)	(1)	(2)	(2)
Total benefits and expenses	(15)	(12)	(18)	(26)

Operating income (loss)	$4	$(3)	$10	$2
FGL Insurance invested in CLO securities issued by Fortress Credit Opportunities III CLO LP ("FCO III") and also invested in securities issued by Fortress Credit BSL Limited ("Fortress BSL"). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC, which acquired interests greater than 10% ownership in HRG as of September 30, 2014. In March 2016, Hildene Leveraged Credit, LLC (“HLC”) sold four CLOs to Fortress Investment Group LLC.  The four Hildene CLOs are now managed by an affiliate of Fortress Investment Group LLC, Fortress Credit Advisors, LLC.  As of March 31, 2017, the Company held two of these CLOs at par. In August 2016, FGL purchased a commercial real estate CLO from Fortress Investment Group LLC. In October 2016, FGL purchased bonds of Spectrum Brands, Inc., a wholly owned subsidiary of HRG Group, and in March 2017, FGL purchased asset backed CLOs from FCO III. The carrying value of these affiliated investments as of March 31, 2017 and September 30, 2016 are disclosed in the tables below.
FGL Insurance participates in loans to third parties originated by Salus, an affiliated, limited liability company indirectly owned by HRG. Salus is also considered a VIE as described in “Note 4. Investments” to the Company’s unaudited Condensed Consolidated Financial Statements. Salus originated senior secured asset-based loans to unaffiliated third-party borrowers. In January 2014, FSRCI acquired preferred equity interests in Salus which have a 10% per annum return and a total par value of $30 which is included in the FSRCI funds withheld portfolio. Accordingly, all income on this asset is ceded to FSRCI. The Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests. The carrying value of these investments in Salus as of March 31, 2017 and September 30, 2016 are disclosed in the tables below.

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

In August of 2015 and October of 2015, FGL entered into separate engagement letters with Credit Suisse and Jefferies, respectively, pursuant to which Credit Suisse and Jefferies agreed (on a non-exclusive basis) to provide financial advisory services to FGL in connection with a transaction involving a merger or other similar transaction with respect to at least a majority of the capital stock of FGL. The Credit Suisse engagement was extended by an amendment dated March 15, 2017.  HRG, the holder of a majority of shares of outstanding common stock of FGL, is also a party to each engagement letter. Under each engagement letter, Credit Suisse and Jefferies, respectively, are entitled to receive a fee which represents a percentage of the value of the transaction, plus reimbursement for all reasonable out-of-pocket expenses incurred by Credit Suisse or Jefferies, as applicable, in connection with their engagement.  FGL has also agreed to indemnify Credit Suisse and Jefferies for certain liabilities in connection with their engagement.  Under each engagement letter, HRG is required to reimburse FGL for compensation paid by FGL to Credit Suisse or Jefferies under certain circumstances.  Specifically, if compensation to Credit Suisse or Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG (and not other stockholders of FGL), HRG will reimburse FGL for the full amount of such compensation.  If compensation to Credit Suisse or Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG and a disposition of not more than 50% of the shares of FGL held by stockholders of FGL other than HRG, HRG will reimburse FGL for its pro rata portion of such compensation (based on its relative number of shares compared to those held by stockholders of FGL other than HRG).

The Company’s related party investments as of March 31, 2017 and September 30, 2016, and related net investment income for the three and six months ended March 31, 2017 and 2016 are summarized as follows:

		March 31, 2017
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed maturities, available-for-sale	$7	$—	$7
Fortress Investment Group CLOs	Fixed maturities, available-for-sale	273	2	275
Spectrum Brands, Inc.	Fixed maturities, available for sale	2	—	2
Salus preferred equity (a)	Equity securities, available-for-sale	1	—	1
HGI energy loan (b)	Related party loans	71	—	71
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) The HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		September 30, 2016
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed maturities, available for sale	$19	$—	$19
Fortress Investment Group CLOs	Fixed maturities, available for sale	225	2	227
Salus preferred equity(a)	Equity securities, available for sale	3	—	3
Salus participations (b)	Other invested assets	21	—	21
HGI energy loan (c)	Related party loans	71	—	71
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) Includes loan participations with 4 different borrowers with an average loan fair value of $5 as of September 30, 2016.
(c) The HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		Three months ended		Six months ended
		March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Type	Investment Income Classification	Net investment income	Net investment income	Net investment income	Net investment income
Salus CLOs	Fixed maturities	$—	$2	$1	$5
Fortress Investment Group CLOs	Fixed maturities	2	2	5	4
Salus participations	Other invested assets	—	2	—	3
HGI energy loan	Related party loans	—	1	—	2
The Company had net realized foreign exchange losses of $1 and $2 for the three and six months ended March 31, 2017 and $1 and $3 for the three and six months ended March 31, 2016, respectively, related to its CAD denominated loan participations originated by Salus. Additionally, the Company had net foreign exchange derivative and embedded derivative gains (losses) of $0 and $0 for the three and six months ended March 31, 2017, respectively, and losses of $2 and $0 for the three and six months ended March 31, 2016, respectively, including losses on CAD currency forward contracts, included in net investment gains (losses). See "Note 5. Derivative Financial Instruments" to the Company’s unaudited Condensed Consolidated Financial Statements for further details.
In August 2016, FGL Insurance exchanged the $71 2013 HGI Energy Loan issued by HGI Energy for new notes issued by HGI Energy for the same fair value with an August 2017 maturity date. The new notes issued are held in the FSRCI funds withheld portfolio. Effective May 1, 2017, FGL Insurance and HGI Energy extended the maturity date of the new notes until the earlier of: June 30, 2018 or a change in control of FGL Insurance. In addition, the parties have agreed to increase the rate of interest on the “New Notes” from 0.71% to 1.50%.
The Company’s gross realized gains and net realized impairment losses on related party investments as of March 31, 2017 and September 30, 2016 are summarized as follows:

		Three months ended		Six months ended
		March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Type	Investment Income Classification	Net realized gains (losses)	Net realized gains (losses)	Net realized gains (losses)	Net realized gains (losses)
Salus CLOs (a)	Fixed maturities	$—	$(1)	$(1)	$(5)
Salus participations (b)	Other invested assets	(2)	—	(1)	(1)
Salus preferred equity (c)	Other invested assets	—	—	(3)	—
(a) Net of impairments of $0 and $1 for the three and six months ended March 31, 2017, respectively. Net of impairments of $1 and $5 for the three and six months ended March 31, 2016, respectively.
(b) Net of impairments of $2 and $2 for the three and six months ended March 31, 2017, respectively. Net of impairments of $0 and $1 for the three and six months ended March 31, 2016, respectively.
(c) Net of impairments of $0 and $3 for the three and six months ended March 31, 2017, respectively. Net of impairments of $0 and $0 for the three and six months ended March 31, 2016, respectively.

During the six months ended March 31, 2017, the Company has investment management agreements with Salus, a wholly-owned subsidiary of HGI Asset Management Holdings, LLC, which is also a wholly owned subsidiary of HRG. During the six months ended March 31, 2016, the Company has investment management agreements with Salus, CorAmerica Capital, LLC and Energy & Infrastructure Capital, LLC ("EIC"), all wholly-owned subsidiaries of HGI Asset Management Holdings, LLC, which is also a wholly owned subsidiary of HRG. The agreement for EIC was terminated in July 2016, and CorAmerica is no longer a wholly-owned subsidiary of HGI Asset Management Holdings. The Company paid management fees to these entities for the services provided under these agreements, which are usual and customary for these types of services, as follows:

	Three months ended		Six months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Salus	$—	$—	$—	$—
CorAmerica Capital, LLC	—	1	1	1
EIC	—	—	—	—
(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended		Six months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Net income attributable to common shares - basic	$22	$9	$130	$57

Weighted-average common shares outstanding - basic	58,326	58,307	58,303	58,263
Dilutive effect of unvested restricted stock & PRSU	20	277	39	283
Dilutive effect of stock options	36	27	33	27
Weighted-average shares outstanding - diluted	58,382	58,611	58,375	58,573

Net income per common share:
Basic	$0.38	$0.16	$2.23	$0.98
Diluted	$0.38	$0.16	$2.23	$0.98
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
The calculation of diluted earnings per share for the three and six months ended March 31, 2017 and 2016 excludes the incremental effect related to certain outstanding stock options and restricted shares due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is 4 thousand and 8 thousand shares for the three months ended March 31, 2017 and 2016, respectively and 18 thousand and 6 thousand shares for the six months ended March 31, 2017 and 2016, respectively. In the fourth quarter 2016, we decided to settle the performance restricted stock units in cash upon vesting and, therefore, the performance restricted stock units are excluded from the computation of diluted earnings per share in the three and six months ended March 31, 2017.   Also, stock-based compensation awards under the FGLH Plans are settled in cash and, therefore, are excluded from the computation of diluted earnings per share.

(16) Insurance Subsidiary Financial Information and Regulatory Matters
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $189 and $201 at March 31, 2017 and September 30, 2016, respectively. Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $4 at March 31, 2017 and September 30, 2016. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus would be $7 and $5 as of March 31, 2017 and September 30, 2016, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by National Association of Insurance Commissioners (“NAIC”) 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at March 31, 2017 and September 30, 2016 was $200 and $210, respectively.

On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in no increase to statutory capital and surplus at March 31, 2017. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $806 (unaudited) to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which had the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practices have no impact on the Company’s unaudited Condensed Consolidated Financial Statements which are prepared in accordance with GAAP.

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

•	the ability to satisfy and successfully identify or consummate a strategic alternative for FGL

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

Introduction
Management's discussion and analysis reviews our consolidated financial position at March 31, 2017 (unaudited) and September 30, 2016, and the unaudited consolidated results of operations for the three and six months ended March 31, 2017 and 2016 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Fidelity & Guaranty Life ("FGL"), which was included with our audited consolidated financial statements for the year ended September 30, 2016 included within the Company’s 2016 Form 10-K. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the SEC, including our 2016 Form 10-K, which can be found at the SEC website, www.sec.gov. In this Quarterly Report on Form 10-Q we refer to the three months ended March 31, 2017 and 2016 as the "Fiscal 2017 Quarter" and the "Fiscal 2016 Quarter", respectively and the six months ended March 31, 2017 and 2016 as the "Fiscal 2017 Six Months" and the "Fiscal 2016 Six Months", respectively.
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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of March 31, 2017, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $3 billion and 3%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.

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
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for FGL. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the “sleep at night protection” that annuities such as our FIA products afford. Accordingly, the FIA market grew from nearly $12 billion of sales in 2002 to $58 billion of sales in 2016. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual premiums in 2002 to $2 billion of annual premiums in 2016.

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
Annuity and Life Sales
Sales of annuities and IULs by quarter were as follows:

	Annuity Sales		IUL Sales
(dollars in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
First fiscal quarter	$648	$489	$17	$13
Second fiscal quarter	732	601	14	11
Total	$1,380	$1,090	$31	$24
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
Critical Accounting Policies and Estimates
The preparation of the Company’s unaudited Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three and six months ended March 31, 2017, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s 2016 Form 10-K as filed with the SEC.
Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to the Company’s Consolidated Financial Statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following tables set forth the consolidated results of operations and compare the amount of the change between the fiscal periods:

	Fiscal Quarter			Fiscal Six Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Revenues:
Premiums	$3	$16	$(13)	$14	$31	$(17)
Net investment income	247	227	20	487	449	38
Net investment gains (losses)	81	(42)	123	132	21	111
Insurance and investment product fees and other	44	32	12	82	61	21
Total revenues	375	233	142	715	562	153
Benefits and expenses:
Benefits and other changes in policy reserves	268	188	80	288	369	(81)
Acquisition and operating expenses, net of deferrals	33	27	6	61	55	6
Amortization of intangibles	33	(3)	36	156	38	118
Total benefits and expenses	334	212	122	505	462	43
Operating income	41	21	20	210	100	110
Interest expense	(6)	(6)	—	(12)	(12)	—
Income before income taxes	35	15	20	198	88	110
Income tax expense	(13)	(6)	(7)	(68)	(31)	(37)
Net income	$22	$9	$13	$130	$57	$73
Annuity sales during the Fiscal 2017 Quarter and the Fiscal 2016 Quarter were $732 and $601, respectively, including FIA sales of $438 and $418, respectively. Annuity sales during the Fiscal 2017 Six Months and the Fiscal 2016 Six Months were $1,380 and $1,090, respectively, including $989 and $855, respectively, of FIA sales. FIA sales in the current quarter reflect continued strong and productive partnerships with our IMO's. Sales of multi-year guarantee annuities ("MYGA") were $158 in the current quarter as compared to $183 in the same period last year and $255 in the Fiscal 2017 Six Months as compared to $235 in the Fiscal 2016 Six Months. The Fiscal 2017 Quarter and Fiscal 2017 Six Months reflects a $136 million funding agreement with Federal Home Loan Bank, under an investment spread strategy. This funding agreement is reflected as an institutional spread based product and we view this volume as subject to fluctuation period to period. Indexed universal life ("IUL") sales during the Fiscal 2017 Quarter and the Fiscal 2016 Quarter were $14 and $11, respectively and $31 and $24, respectively, during the Fiscal 2017 Six Months and Fiscal 2016 Six Months. This increase reflects FGL's efforts to grow our IUL business with expanded distribution.
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
Premiums decreased $13, or 81%, to $3 from $16 for the Fiscal 2017 Quarter and for the Fiscal 2017 Six Months, premiums decreased $17, or 55%, to $14 from $31 for the Fiscal 2016 Six Months primarily due the reinstatement of a reinsurance treaty with a third party reinsurer during the current quarter. Also contributing to the decrease was higher life-contingent immediate annuity premiums during the Fiscal 2016 Six Months, resulting from an increase in deferred annuity policies reaching required annuitization period.

Net investment income
Below is a summary of the major components included in net investment income for the Fiscal 2017 Quarter, Fiscal 2016 Quarter, Fiscal 2017 Six Months and the Fiscal 2016 Six Months:

	Fiscal Quarter			Fiscal Six Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Fixed maturity securities, available-for-sale	$236	$211	$25	$464	$421	$43
Equity securities, available-for-sale	10	8	2	20	16	4
Commercial mortgage loans, related party loans, invested cash, short term investments, and other investments	7	13	(6)	14	21	(7)
Gross investment income	253	232	21	498	458	40
Investment expense	(6)	(5)	(1)	(11)	(9)	(2)
Net investment income	$247	$227	$20	$487	$449	$38
Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Fiscal Quarter			Fiscal Six Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Yield on AAUM (at amortized cost)	4.90%	4.91%	(0.01)%	4.88%	4.89%	(0.01)%
Less: Interest credited and option cost	(2.49)%	(2.64)%	0.15%	(2.53)%	(2.68)%	0.15%
Net investment spread	2.41%	2.27%	0.14%	2.35%	2.21%	0.14%
AAUM	$20,162	$18,465	$1,697	$19,963	$18,349	$1,614

•
The increase in net investment income of $20, or 9%, from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter was primarily due to an increase in AAUM (volume). The volume increase period over period resulted in gross investment income growth of $21.

•
The increase in net investment income of $38, or 8%, from the Fiscal 2016 Six Months to the Fiscal 2017 Six Months was primarily due an increase AAUM (volume) period over period, which resulted in an increase of $40.

•
The increase in AAUM of $1.7 billion or 9% from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter and $1.6 billion or 9% from the Fiscal 2016 Six Months to the Fiscal 2017 Six Months was primarily due to annuity sales and FHLB institutional spread based sales over the past year, and stable in-force retention trends.

Net investment gains (losses)
Below is a summary of the major components included in net investment gains for the Fiscal 2017 Quarter, Fiscal 2016 Quarter, Fiscal 2017 Six Months and the Fiscal 2016 Six Months:

	Fiscal Quarter			Fiscal Six Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net realized gains on available-for-sale securities	$(17)	$6	$(23)	$(17)	$1	$(18)
Realized and unrealized gains on certain derivative instruments	109	(31)	140	148	10	138
Change in fair value of reinsurance related embedded derivative	(11)	(17)	6	1	10	(9)
Net investment gains (losses)	$81	$(42)	$123	$132	$21	$111

•
The decrease in net investment gains on available-for-sale securities of $23 from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter was primarily due to $20 of credit-related impairment losses on available-for-sale debt securities related to investments in First National Bank Holding Co. during the Fiscal 2017 Quarter. Refer to "Note 4. Investments" of our unaudited Condensed Consolidated Financial Statements for additional details related to impairment losses.

•	Net realized and unrealized gains on certain derivative instruments increased $140 from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter. See the table below for primary drivers of this decrease.

•
The decrease in net investment gains on available-for-sale securities of $18 from the Fiscal 2017 Six Months to the Fiscal 2016 Six Months was primarily due to an increase in impairments during the current year compared to the prior year. The Fiscal 2017 Six Months reflects $17 of realized losses on available-for-sale securities, net of $22 of impairments related to corporates, other invested assets and asset backed securities, comprised primarily of $20 credit-related impairment losses on available-for-sale debt securities related to investments in First National Bank Holding Co. Comparatively, the Fiscal 2016 Six Months reflects $1 of realized gains on available-for-sale securities, net of $11 of impairments related to corporate bonds and Salus CLO investment. Refer to "Note 4. Investments" of our unaudited Condensed Consolidated Financial Statements for additional details.

•
Net realized and unrealized gains on certain derivative instruments increased $138 from the Fiscal 2016 Six Months to the Fiscal 2017 Six Months. See table below for primary drivers of these increases.

We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.
The components of the realized and unrealized gains on certain derivative instruments hedging our indexed annuity products are as follows:

	Fiscal Quarter			Fiscal Six Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Call options:
Gains (losses) on option expiration	$72	$(37)	$109	$72	$(52)	$124
Change in unrealized gains	33	8	25	72	59	13
Futures contracts:
Gains (losses) on futures contracts expiration	3	(5)	8	4	(2)	6
Change in unrealized gains/losses	1	3	(2)	—	5	(5)
Total net change in fair value	$109	$(31)	$140	$148	$10	$138

Change in S&P 500 Index during the period	6%	1%	5%	9%	7%	2%

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

•
The increase in certain derivative instruments from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter and from the Fiscal 2016 Six Months to the Fiscal 2017 Six Months was primarily due to the change in net realized and unrealized gains/losses on call options and future contracts during the respective quarters, as well as timing of option purchases and expirations. The S&P 500 Index increased 6% and 1% during the Fiscal 2017 Quarter and Fiscal 2016 Quarter, respectively, and increased 9% and 7% during the Fiscal 2017 Six Months and Fiscal 2016 Six Months, respectively (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).

The average index credits to policyholders were as follows:

	Fiscal Quarter			Fiscal Six Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Average Crediting Rate	4%	—%	4%	3%	1%	2%
S&P 500 Index:
Point-to-point strategy	3%	—%	3%	3%	1%	2%
Monthly average strategy	3%	—%	3%	2%	1%	1%
Monthly point-to-point strategy	5%	—%	5%	3%	—%	3%
3 year high water mark	10%	15%	(5)%	13%	17%	(4)%

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

•
The credits for the Fiscal 2017 Quarter and the Fiscal 2016 Quarter were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods caused an increase in crediting rates in the point-to-point, monthly point-to-point and monthly average strategies due to higher equity returns in the Fiscal 2017 Quarter.

•
The credits for the Fiscal 2017 Six Months and the Fiscal 2016 Six Months were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. The volatility at different points in these periods caused a decline in crediting rates for the 3 year high water mark strategies in the Fiscal 2017 Six Months.

Insurance and investment product fees and other
Below is a summary of the major components included in Insurance and investment product fees and other for the Fiscal 2017 Quarter, Fiscal 2016 Quarter, Fiscal 2017 Six Months and the Fiscal 2016 Six Months:

	Fiscal Quarter			Fiscal Six Months
Insurance and investment product fees and other:	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Surrender charges	$9	$5	$4	$16	$10	$6
Cost of insurance fees and other income	35	27	8	66	51	15
Total insurance and investment product fees and other	$44	$32	$12	$82	$61	$21

•
Insurance and investment product fees and other consists primarily of the cost of insurance, policy rider fees and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations).

•
The $12 increase in total insurance and investment product fees and other in the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter and the $21 increase in the Fiscal 2017 Six Months compared to the Fiscal 2016 Six Months was primarily due to increases in rider fees on FIA policies as well as increases in cost of insurance ("COI") charges on IUL policies over the past year. Specifically, guaranteed minimum withdrawal benefit ("GMWB") rider fees increased by $4 and $7 in the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter and the Fiscal 2017 Six Months compared to the Fiscal 2016 Six Months, respectively. This growth is a result of growth in benefit base, which is partially offset by a corresponding increase in income rider reserves (included in Benefits and other changes in policy reserves). GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year. Thus, FIA sales and growth of benefit base in Fiscal 2016 resulted in higher fee income due to policyholder anniversary dates in the current quarter. The COI charges on IUL policies also increased $4 and $7 quarter over quarter and year over year, respectively, due to continued growth in life sales over the past year.

•
The period over period increase in surrender charges of $4 in the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter and the increase of $6 in the Fiscal 2017 Six Months compared to the Fiscal 2016 Six Months was primarily due to surrender charges from policyholder lapses during their respective surrender charge periods. These surrender charges protect the Company from premature withdrawals. The lower interest rate environment in prior years resulted in lower than expected surrenders, relative to the current interest rate environment thus resulting in higher surrender charge experience period over period.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the Fiscal 2017 Quarter, Fiscal 2016 Quarter, Fiscal 2017 Six Months and the Fiscal 2016 Six Months:

	Fiscal Quarter			Fiscal Six Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
FIA market value option liability change	$38	$5	$33	$75	$67	$8
FIA present value future credits & guarantee liability change	12	77	(65)	(161)	54	(215)
Index credits, interest credited & bonuses	181	60	121	293	148	145
Annuity Payments	38	40	(2)	78	83	(5)
Other policy benefits and reserve movements	(1)	6	(7)	3	17	(14)
Total benefits and other changes in policy reserves	$268	$188	$80	$288	$369	$(81)
Quarter over Quarter

•
The FIA market value option liability change increased $38 during the Fiscal 2017 Quarter compared to a $5 increase during the Fiscal 2016 Quarter and was driven by the corresponding change in fair value of FIA options during the respective periods. In general, a decrease or increase in market value of derivative assets hedging FIA index credits will result in a corresponding decrease or increase in the market value option liability, respectively. See table above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•
The FIA present value of future credits and guarantee liability change increased $12 during the Fiscal 2017 Quarter compared to a $77 increase during the Fiscal 2016 Quarter. The quarter over quarter decrease was primarily due to a greater decrease in longer duration risk free rates during the Fiscal 2016 Quarter, which resulted in a corresponding increase in reserves of $79 during the prior year quarter.

•
Index credits, interest credited & bonuses were $181 during the Fiscal 2017 Quarter compared to $60 during the Fiscal 2016 Quarter. The quarter over quarter increase of $121 was primarily due to higher index credits on FIA policies reflecting the favorable performance of the S&P 500 Index relative to the S&P 500 Index level on the policyholder buy dates and related increase in proceeds which fund FIA index credits. Fixed interest credits remained in line with historical experience during the Fiscal 2017 and 2016 Quarters.

Fiscal Six Months Period over Period

•
The FIA market value option liability change increased $75 during the Fiscal 2017 Six Months compared to a $67 increase during the Fiscal 2016 Six Months and was driven by the corresponding change in fair value of FIA options during the respective periods. In general, a decrease or increase in market value of derivative assets hedging FIA index credits will result in a corresponding decrease or increase in the market value option liability, respectively. See table above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•
The FIA present value of future credits and guarantee liability change decreased $161 during the Fiscal 2017 Six Months compared to a $54 increase during the Fiscal 2016 Six Months. An increase in longer duration risk free rates during the Fiscal 2017 Six Months decreased reserves by $169 compared to a decrease in longer duration risk free rates during the Fiscal 2016 Six Months and corresponding increase in reserves of $60.

•
Index credits, interest credited & bonuses were $293 during the Fiscal 2017 Six Months compared to $148 during the Fiscal 2016 Six Months. The quarter over quarter increase of $145 was primarily due to higher index credits on FIA policies reflecting the favorable performance of the S&P 500 Index relative to the S&P 500 Index level on the policyholder buy dates and related increase in proceeds which fund FIA index credits. Fixed interest credits remained in line with historical experience during the Fiscal 2017 Six Months and the Fiscal 2016 Six Months.

Acquisition and operating expenses, net of deferrals
Below is a summary of the major components included in acquisition and operating expenses, net of deferrals for the Fiscal 2017 Quarter, Fiscal 2016 Quarter, Fiscal 2017 Six Months and the Fiscal 2016 Six Months:

	Fiscal Quarter			Fiscal Six Months
Acquisition and operating expenses, net of deferrals:	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
General expenses	$30	$25	$5	$55	$51	$4
Acquisition expenses	81	75	6	173	148	25
Deferred acquisition costs	(78)	(73)	(5)	(167)	(144)	(23)
Total acquisition and operating expenses, net of deferrals	$33	$27	$6	$61	$55	$6

•
General expenses increased $5 in the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter, primarily due to merger transaction costs of $2 and stock compensation expense of $2 related to legacy incentive compensation plans during the current quarter.

•	General expenses increased $4 in the Fiscal 2017 Six Months compared to the Fiscal 2016 Six Months, primarily driven by planned headcount growth.

•
Gross acquisition expenses increased $6 in the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter and increased $25 in the Fiscal 2017 Six Months compared to the Fiscal 2016 Six Months due to higher commissions driven by increased annuity and IUL sales. This increase was partially offset by a corresponding increase in deferred acquisition costs of $5 and $23 in the current fiscal quarter and six months, respectively.

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the Fiscal 2017 Quarter, Fiscal 2016 Quarter, Fiscal 2017 Six Months and the Fiscal 2016 Six Months:

	Fiscal Quarter			Fiscal Six Months
Amortization of intangibles related to:	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Unlocking	$(3)	$(2)	$(1)	$(3)	$(8)	$5
Interest	(15)	(12)	(3)	(28)	(23)	(5)
Amortization	51	11	40	187	69	118
Total amortization of intangibles	$33	$(3)	$36	$156	$38	$118

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). The quarter over quarter increase and fiscal period increase in total net amortization of $36 and $118, respectively, was primarily due to higher actual gross profits ("AGPs") on the DAC lines of business (LOBs), excluding the impact of the reinsurance related embedded derivative.

•
The quarter over quarter and year over year increase in AGPs was primarily driven by a decrease in reserves, quarter over quarter and year over year, specifically the FIA present value of future credits and guarantee liability, due to the impact of longer duration risk free rates. See above for additional details of the corresponding reserve changes. Also contributing to the increase in AGPs was the increase in net investment income and insurance product fees as discussed above.

Other items affecting net income
Interest expense
Interest expense for the Fiscal 2017 Quarter was $6 compared to expense of $6 for the Fiscal 2016 Quarter; and $12 for both the Fiscal 2017 Six Months and Fiscal 2016 Six Months. The interest expense for both the periods reflects the interest incurred on the $300 of outstanding 6.375% senior notes (the "Senior Notes") issued by Fidelity & Guaranty Life Holdings, Inc. ("FGLH") in March of 2013. The outstanding Senior Notes pay interest semi-annually at a coupon rate of 6.375%. Additionally, the Fiscal 2017 Quarter and Fiscal 2017 Six Months includes interest incurred on the $105 revolving credit facility outstanding on which the Company drew $100 during the fourth fiscal quarter of 2016 and $5 during the second fiscal quarter of 2017. This increase was offset by a decrease in amortization of capitalized debt issuance costs related to the Senior Notes during the Fiscal 2017 Quarter and the Fiscal 2017 Six Months as these costs fully amortized in March of 2016.
Income tax expense
Below is a summary of the major components included in Income tax expense (benefit) for the Fiscal 2017 Quarter, Fiscal 2016 Quarter, Fiscal 2017 Six Months and the Fiscal 2016 Six Months:

	Fiscal Quarter			Fiscal Six Months
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Income before taxes	$35	$15	$20	$198	$88	$110

Income tax before valuation allowance	13	7	6	68	103	(35)
Change in valuation allowance	—	(1)	$1	—	(72)	72
Income tax	$13	$6	$7	$68	$31	$37
Effective Rate	37%	40%		34%	35%

•
Income tax expense for the Fiscal 2017 Quarter was $13, inclusive of a valuation allowance expense of $0, compared to income tax expense of $6 for the Fiscal 2016 Quarter, inclusive of a valuation allowance expense of $1. The increase in income tax expense of $7 quarter over quarter was primarily due to an increase in the Fiscal 2017 Quarter's pre-tax income of $20 compared to the Fiscal 2016 Quarter.

•
Income tax expense for the Fiscal 2017 six month period was $68, inclusive of a valuation allowance expense of $0. Income tax expense for the Fiscal 2016 six month period was $31, net of a valuation allowance release of $72. The valuation allowance release for the Fiscal 2016 period was related to the removal of valuation allowance against life company capital loss deferred tax assets that expired and were written off, and therefore had no net impact to the overall tax expense. The increase in tax expense period over period was primarily due to an increase in the Fiscal 2017 period's pre-tax income of $110 compared to the Fiscal 2016 period.

AOI
The table below shows the adjustments made to reconcile net income to our AOI:

	Fiscal Quarter			Fiscal Six Months
Reconciliation from Net income to AOI:	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net income	$22	$9	$13	$130	$57	$73
Adjustments to arrive at AOI:
Effect of investment losses (gains), net of offsets	15	(5)	20	14	(1)	15
Effect of change in FIA embedded derivative discount rate, net of offsets	(2)	43	(45)	(94)	33	(127)
Effect of change in fair value of reinsurance related embedded derivative, net of offsets	8	14	(6)	(2)	(6)	4
Tax impact of adjusting items	(7)	(18)	11	29	(9)	38
AOI	$36	$43	$(7)	$77	$74	$3

•
AOI decreased $7 from $43 in the Fiscal 2016 Quarter to $36 in the Fiscal 2017 Quarter. The Fiscal 2017 Quarter includes approximately $3 of net favorable adjustments related to net favorable actual to expected mortality within the single premium immediate annuity (“SPIA”) product line; offset by $3 of expenses related to merger transaction costs and the Company's legacy incentive compensation plan as well as $3 of unfavorable DAC amortization, primarily due to equity market fluctuations. Comparatively, the Fiscal 2016 Quarter included approximately $5 of favorable performance within the SPIA product line and $6 of net favorable adjustments related to lower DAC amortization, primarily due to equity market fluctuations and other, offset by $1 of expense related to merger transaction costs.

•
AOI increased $3 from $74 in the Fiscal 2016 Six Months to $77 in the Fiscal 2017 Six Months. The current year results included approximately $5 of net favorable adjustments related to net favorable actual to expected mortality within the SPIA product line; and $2 of bond prepayment income; partially offset by expenses of $3 related to the merger transaction costs and the Company's legacy incentive compensation plan as well as $3 of unfavorable DAC amortization, primarily due to equity market fluctuations. Comparatively, the Fiscal 2016 Six Months included approximately $9 of net favorable adjustments related to lower DAC amortization, primarily due to equity market fluctuations, bond prepayment income and other, as well as $2 of favorable performance within the SPIA product line; partially offset by higher expenses of $4 related to merger transaction costs and the Company's legacy incentive compensation plan.

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
As of March 31, 2017 and September 30, 2016, the fair value of our investment portfolio was approximately $22 billion and $21 billion, respectively, and was divided among the following asset class and sectors:

	March 31, 2017		September 30, 2016
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available-for-sale:
United States Government full faith and credit	$87	—%	$243	1%
United States Government sponsored entities	137	1%	115	1%
United States municipalities, states and territories	1,680	8%	1,717	8%
Corporate securities:
Finance, insurance and real estate	5,671	26%	5,463	26%
Manufacturing, construction and mining	863	4%	863	4%
Utilities, energy and related sectors	1,929	9%	1,881	9%
Wholesale/retail trade	1,342	6%	1,277	6%
Services, media and other	2,173	10%	1,856	9%
Hybrid securities	1,375	6%	1,386	7%
Non-agency residential mortgage-backed securities	1,175	6%	1,247	6%
Commercial mortgage-backed securities	951	4%	864	4%
Asset-backed securities	2,669	12%	2,499	12%
Total fixed maturity available-for-sale securities	20,052	92%	19,411	93%
Equity securities (a)	712	3%	683	3%
Commercial mortgage loans	576	3%	614	3%
Other (primarily derivatives and loan participations)	466	2%	334	1%
Total investments	$21,806	100%	$21,042	100%
(a) Includes investment grade non-redeemable preferred stocks ($599 and $577, respectively) and Federal Home Loan Bank of Atlanta common stock ($44 and $40, respectively).
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

As of March 31, 2017 and September 30, 2016, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $20 billion and $19 billion, respectively. The following table summarizes the credit quality, by Nationally Recognized Statistical Ratings Organization ("NRSRO") rating, of our fixed income portfolio:

	March 31, 2017		September 30, 2016
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,520	8%	$1,509	8%
AA	1,828	9%	1,933	10%
A	5,255	26%	5,126	27%
BBB	9,147	46%	8,404	43%
BB (a)	992	5%	1,017	5%
B and below (b)	1,310	6%	1,422	7%
Total	$20,052	100%	$19,411	100%
(a) Includes $51 and $67 at March 31, 2017 and September 30, 2016, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners (“NAIC”) 1 designation.
(b) Includes $991 and $1,047 at March 31, 2017 and September 30, 2016, respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of March 31, 2017 and September 30, 2016, included in our fixed maturity AFS securities portfolio are the collateral assets of the funds withheld coinsurance agreement with FSRCI of approximately $1 billion. The following table summarizes the credit quality, by NRSRO rating, of FSRCI fixed income portfolio:

	March 31, 2017		September 30, 2016
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$80	9%	$90	10%
AA	31	4%	58	7%
A	108	13%	84	10%
BBB	245	29%	247	28%
BB	181	21%	155	18%
B and below	209	24%	238	27%
Total	$854	100%	$872	100%
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
The tables below present our fixed maturity securities by NAIC designation as of March 31, 2017 and September 30, 2016:

	March 31, 2017
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,233	$10,585	53%
2	7,964	8,215	41%
3	1,006	1,007	5%
4	172	169	1%
5	113	69	—%
6	13	7	—%
Total	$19,501	$20,052	100%

	September 30, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,052	$10,678	55%
2	7,209	7,534	39%
3	885	866	5%
4	277	255	1%
5	94	75	—%
6	4	3	—%
Total	$18,521	$19,411	100%
The tables below present the collateral assets of the funds withheld coinsurance agreement with FSRCI which were included in our fixed maturity securities as of March 31, 2017 and September 30, 2016:

	March 31, 2017
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$279	$275	32%
2	230	227	27%
3	188	182	21%
4	121	122	14%
5	54	46	6%
6	2	2	—%
Total	$874	$854	100%

	September 30, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$308	$307	35%
2	202	206	24%
3	159	153	17%
4	159	154	18%
5	58	49	6%
6	4	3	—%
Total	$890	$872	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our AFS securities, including the fair value and percent of total AFS securities fair value as of March 31, 2017 and September 30, 2016:

	March 31, 2017
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,654	13%
ABS Collateralized Loan Obligation ("CLO")	2,111	10%
Municipal	1,934	9%
Life Insurance	1,312	6%
Electric	1,095	5%
Property and Casualty Insurance	953	5%
Whole Loan Collateralized Mortgage Obligation ("CMO")	862	4%
CMBS	762	4%
Other Financial Institutions	748	4%
Technology	592	3%
Total	$13,023	63%

	September 30, 2016
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,448	12%
ABS CLO	2,084	10%
Municipal	1,985	10%
Life insurance	1,200	6%
Electric	1,096	5%
Property and casualty insurance	966	5%
Whole loan CMO	909	5%
Other financial institutions	825	4%
CMBS	740	4%
Pipelines	480	2%
Total	$12,733	63%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2017 and September 30, 2016, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2017		September 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$342	$346	$261	$263
Due after one year through five years	1,786	1,835	1,863	1,919
Due after five years through ten years	3,162	3,257	3,233	3,407
Due after ten years	8,607	8,947	7,710	8,346
Subtotal	$13,897	$14,385	$13,067	$13,935
Other securities which provide for periodic payments:
Asset-backed securities	$2,650	$2,669	$2,528	$2,499
Commercial mortgage-backed securities	961	951	850	864
Structured hybrids	740	735	749	751
Residential mortgage-backed securities	1,253	1,312	1,327	1,362
Subtotal	$5,604	$5,667	$5,454	$5,476
Total fixed maturity available-for-sale securities	$19,501	$20,052	$18,521	$19,411

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
The fair value of our investments in subprime and Alt-A RMBS securities was $294 and $692, respectively, as of March 31, 2017 and $322 and $717, respectively, as of September 30, 2016.
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
The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	975	99%	1,026	99%
2	1	—%	2	—%
3	10	1%	4	—%
4	—	—%	7	1%
5	—	—%	—	—%
6	—	—%	—	—%
Total	986	100%	1,039	100%

NRSRO:
AAA	6	1%	13	1%
AA	13	1%	8	1%
A	46	5%	47	5%
BBB	36	4%	27	3%
BB and below	885	89%	944	90%
Total	986	100%	1,039	100%

Vintage:
2007	201	20%	210	20%
2006	369	38%	381	37%
2005 and prior	416	42%	448	43%
Total	986	100%	1,039	100%

ABS Exposure
As of March 31, 2017, our asset-backed security ("ABS") exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 79% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 21% of total ABS assets, or 3% of total invested assets. As of March 31, 2017, the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $20 and $(2), respectively.
The non-CLO exposure as of September 30, 2016 represented 17% of total ABS assets, or 2%, of total invested assets. As of September 30, 2016, the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $(25) and $(4), respectively.

	March 31, 2017		September 30, 2016
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$2,111	79%	$2,084	83%
ABS Auto	16	1%	13	1%
ABS Home Equity	—	—%	—	—%
ABS Credit Card	7	—%	—	—%
ABS Other	535	20%	402	16%
Total ABS	$2,669	100%	$2,499	100%

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

	Debt Service Coverage Ratios				Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00	N/A(a)
March 31, 2017
LTV Ratios:
Less than 50%	$184	$—	$18	$1	$203	35%	$201	35%
50% to 60%	242	—	—	—	242	42%	241	42%
60% to 75%	112	7	16	—	135	23%	134	23%
Commercial mortgage loans	$538	$7	$34	$1	$580	100%	$576	100%
September 30, 2016
LTV Ratios:
Less than 50%	$158	$18	$—	$1	$177	29%	$181	29%
50% to 60%	189	—	—	—	189	32%	194	32%
60% to 75%	230	—	—	—	230	39%	239	39%
Commercial mortgage loans	$577	$18	$—	$1	$596	100%	$614	100%
(a) N/A - Current DSC ratio not available.

As of March 31, 2017, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.02 times, and a weighted average LTV ratio of 52%.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of March 31, 2017 and September 30, 2016 were as follows:

	March 31, 2017
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	5	6	0	6
United States Government sponsored agencies	31	64	(1)	63
United States municipalities, states and territories	63	487	(21)	466
Corporate securities:
Finance, insurance and real estate	133	1,058	(33)	1,025
Manufacturing, construction and mining	36	260	(22)	238
Utilities, energy and related sectors	86	572	(48)	524
Wholesale/retail trade	76	411	(18)	393
Services, media and other	121	873	(43)	830
Hybrid securities	33	483	(35)	448
Non-agency residential mortgage-backed securities	104	367	(15)	352
Commercial mortgage-backed securities	81	557	(19)	538
Asset-backed securities	146	1,094	(14)	1,080
Total fixed maturity available-for-sale securities	915	6,232	(269)	5,963
Equity securities	16	165	(5)	160
Total	931	$6,397	$(274)	$6,123

	September 30, 2016
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale:
United States Government full faith and credit	2	$—	$—	$—
United States Government sponsored agencies	29	30	(1)	29
United States municipalities, states and territories	18	111	(4)	107
Corporate securities:
Finance, insurance and real estate	56	349	(16)	333
Manufacturing, construction and mining	29	224	(31)	193
Utilities, energy and related sectors	72	444	(47)	397
Wholesale/retail trade	32	181	(7)	174
Services, media and other	60	378	(31)	347
Hybrid securities	29	500	(47)	453
Non-agency residential mortgage-backed securities	141	612	(27)	585
Commercial mortgage-backed securities	46	235	(9)	226
Asset-backed securities	211	1,765	(45)	1,720
Total fixed maturity available-for-sale securities	725	4,829	(265)	4,564
Equity securities	11	130	(4)	126
Total	736	$4,959	$(269)	$4,690
The gross unrealized loss position on the available-for-sale fixed and equity portfolio as of March 31, 2017, was $274, a decrease of $5 from $269 as of September 30, 2016. Most components of the portfolio exhibited price declines as the increase in Treasury yields resulting from the outcome of the U.S. Presidential election in November moved bond prices lower. The total book value of all securities in an unrealized loss position increased by 29% to  $6,397 from $4,959, with the average market value/book value of this group remaining unchanged at 96%. In aggregate, corporate bonds represented 60% of the total unrealized loss position as of March 31, 2017, up from 49% as of September 30, 2016

Our municipal bond exposure is a combination of general obligation bonds (fair value of $316 and an amortized cost of $291 as of March 31, 2017) and special revenue bonds (fair value of $1,364 and amortized cost of $1,291 as of March 31, 2017).
Across all municipal bonds, the largest issuer represented 7% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 93% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2017 and September 30, 2016, were as follows:

	March 31, 2017				September 30, 2016
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	—	$—	$—	$—
Six months or more and less than twelve months	1	7	5	(2)	—	—	—	—
Twelve months or greater	—	—	—	—	6	125	96	(29)
Total investment grade	1	7	5	(2)	6	125	96	(29)

Below investment grade:
Less than six months	—	—	—	—	—	—	—	—
Six months or more and less than twelve months	3	22	16	(6)	3	9	7	(2)
Twelve months or greater	13	103	49	(54)	23	142	80	(62)
Total below investment grade	16	125	65	(60)	26	151	87	(64)
Total	17	$132	$70	$(62)	32	$276	$183	$(93)
OTTI and Watch List
We have a policy and process in place to identify securities in our investment portfolio each quarter for which we should recognize impairments.
At each balance sheet date, we identify invested assets which have characteristics that create uncertainty as to our future assessment of an OTTI (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, we review not only a change in current price relative to the asset's amortized cost, but also the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically, for corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. On a quarterly basis, we review structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential OTTI and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. At March 31, 2017 and September 30, 2016, our watch list included 20 and 35 securities, respectively, in an unrealized loss position with an amortized cost of $132 and $276, unrealized losses of $62 and $93, and a fair value of $70 and $183, respectively. As part of the cash flow testing analysis, we evaluated each of these securities to assess the following:

•	whether the issuer is currently meeting its financial obligations

•	its ability to continue to meet these obligations

•	its existing cash available

•	its access to additional available capital

•	any expense management actions the issuer has taken; and

•	whether the issuer has the ability and willingness to sell non-core assets to generate liquidity
Based on our analysis, these securities demonstrated that the March 31, 2017 and September 30, 2016 carrying values were fully recoverable.
There were 5 and 8 structured securities with a fair value of $0 and $6, respectively, on the watch list to which we had potential credit exposure as of March 31, 2017 and September 30, 2016. Our analysis of these structured securities, which included cash flow testing results, demonstrated the March 31, 2017 and September 30, 2016 values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of March 31, 2017 and September 30, 2016.
As of March 31, 2017 and September 30, 2016, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2017, refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements.
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

Liquidity and Capital Resources
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities provided cash of $132 and $166 in the Fiscal 2017 Six Months and the Fiscal 2016 Six Months, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL. As a holding company with no operations of its own, FGL derives its cash primarily from its insurance subsidiaries and FGLH, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through FGLH to FGL.

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
Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Six Months
Cash provided by (used in):	2017	2016	Increase / (Decrease)
Operating activities	$132	$166	$(34)
Investing activities	(776)	(564)	(212)
Financing activities	667	392	275
Net increase (decrease) in cash and cash equivalents	$23	$(6)	$29
Operating Activities
Cash provided by operating activities totaled $132 for the Fiscal 2017 Six Months compared to cash provided by operating activities of $166 for the Fiscal 2016 Six Months. The $34 decrease was principally due to a $26 increase in policy acquisition costs due to higher sales during the current period and a $8 decrease in cash and short-term collateral from our derivative counterparties.
Investing Activities
Cash used in investing activities was $776 for the Fiscal 2017 Six Months, as compared to cash used in investing activities of $564 for the Fiscal 2016 Six Months. The $212 increase in cash used in investing activities was due to a $214 increase in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments, as well as a $2 increase in capital expenditures, partially offset by a $4 reduction in cash used by related party loans period over period.
Financing Activities
Cash provided by financing activities was $667 for Fiscal 2017 Six Months compared to cash provided by financing activities of $392 for Fiscal 2016 Six Months. The issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments resulted in an increase in net cash of $272 period over period.
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
As of August 26, 2014, FGLH, a wholly owned subsidiary of FGL, as borrower, and the Company as guarantor, entered into a three-year $150 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes. On September 30, 2016, the Company drew $100 on the revolver and the total drawn as of March 31, 2017 was $105.

During the third quarter of Fiscal 2015, we made two investments that required us to execute commitments for additional future investment. The Company committed to fund a $75 investment in a business development company over a four year period, and has funded $42 as of March 31, 2017, resulting in a $33 remaining commitment as of March 31, 2017. Additionally, the Company committed to fund a $35 investment in a limited partnership fund over three years, $15 of which was funded as of March 31, 2017, resulting in a $20 remaining commitment as of March 31, 2017. During the fiscal quarter ended December 31, 2016, FGL executed a commitment to invest in two additional limited partnerships for $20 and $40, $25 of which was funded as of March 31, 2017. During the fiscal quarter ended March 31, 2017, FGL executed a commitment to invest in an additional limited partnership for $75, none of which was funded as of March 31, 2017. Please refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements for additional details on these new investments and "Note 12. Commitments and Contingencies" to our unaudited Condensed Consolidated Financial Statements for additional details of these unfunded commitments.

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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, common stocks and the collateral assets of the funds withheld coinsurance agreement with FSRCI as of March 31, 2017, is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$7,389	37%
5-9	6,346	32%
10-14	4,843	24%
15-20	1,362	7%
Total	$19,940	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $20 billion and $19 billion at March 31, 2017 and September 30, 2016, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

(dollars in millions)		March 31, 2017				September 30, 2016
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$4,092	$135	$100	$35	$2,302	$55	$10	$45
Deutsche Bank	A/A3/A-	86	9	—	9	1,620	46	12	34
Morgan Stanley	*/A1/A+	2,125	81	90	(9)	2,952	87	58	29
Barclay's Bank	A/A1/A-	1,436	48	7	41	1,389	39	—	39
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	2,479	78	78	—	1,623	49	48	1
Total		$10,218	$351	$275	$76	$9,886	$276	$128	$148
(a) An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of March 31, 2017:

(in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reinsurance	$1,540	A	Not Rated	Not Rated
Front Street Re	1,067	Not Rated	Not Rated	Not Rated
Scottish Re	155	Not Rated	Not Rated	Not Rated
Security Life of Denver	145	A	A	A2
London Life	103	A	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of March 31, 2017 that would require an allowance for uncollectible amounts.

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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the Fiscal 2017 Six Months, the annual index credits to policyholders on their anniversaries were $165. Proceeds received at expiration on options related to such credits were $163. This shortfall is funded by futures income and our net investment spread earnings.
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
If interest rates were to increase 100 basis points from levels at March 31, 2017, the estimated fair value of our fixed maturity securities would decrease by approximately $1,346 of which $48 relates to the FSRCI funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the FSRCI funds withheld assets and be reflected in the Company’s Consolidated Statement of Operations. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 35% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $571 in AOCI and a decrease of $548 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at March 31, 2017, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $193.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $71, our call option investments to decrease by approximately $9 based on equity positions and our FIA embedded derivative liability to decrease by approximately $32 as of March 31, 2017. Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter and six months ended March 31, 2017. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter and six months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 17, 2017, we announced that we were evaluating strategic alternatives for the Company, however, there can be no assurance that such process will be successful in identifying or consummating a strategic alternative. In addition, the evaluation of strategic alternatives could adversely affect our business and operations.
On April 17, 2017, FGL terminated the Merger Agreement and announced that FGL’s Board of Directors was continuing to evaluate strategic alternatives to maximize shareholder value and had received interest from a number of parties. There can be no assurance that FGL’s evaluation of strategic alternatives will result in a transaction, or that any transaction, if pursued, will be consummated. FGL’s evaluation of strategic alternatives may be terminated at any time with or without notice. FGL does not intend to disclose developments with respect to this process until such time that it determines otherwise in its sole discretion or as required by applicable law.
In addition, the evaluation of strategic alternatives could cause disruptions to the Company’s business and business relationships, which could have an adverse impact on the Company’s results of operations, liquidity and financial condition. For example, the Company may refrain from taking certain actions during the pendency of the review process, the attention of the Company’s management may be re-directed to the strategic review process and related matters and away from the business of the Company, and the Company’s current and prospective employees may experience uncertainty about their future roles with the Company. Any or all such matters may adversely affect our ability to retain and hire key personnel, and parties with which the Company has business relationships, including customers, potential customers and distributors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.    Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

2.1
Amendment No. 2 to the Agreement and Plan of Merger, dated as of February 9, 2017, by and among Anbang Insurance Group Co., Ltd., AB Infinity Holding, Inc., AB Merger Sub, Inc. and Fidelity & Guaranty Life (incorporated by reference to our Form 8-K, filed on February 9, 2017 (File No. 001-36227)).

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

FIDELITY & GUARANTY LIFE (Registrant)

Dated:	May 4, 2017	By:	/s/ Dennis Vigneau
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)