Form 10-Q
period 2017-06-30
Fidelity & Guaranty Life
filed 2017-08-02
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    or    No ☒
There were 58,993,219 shares of the registrant’s common stock outstanding as of July 31, 2017.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: June 30, 2017 - $19,845; September 30, 2016 - $18,521)	$20,766	$19,411
Equity securities, available-for-sale, at fair value (amortized cost: June 30, 2017 - $732; September 30, 2016 - $640)	774	683
Derivative investments	361	276
Commercial mortgage loans	550	595
Other invested assets	176	60
Total investments	22,627	21,025
Related party loans	71	71
Cash and cash equivalents	799	864
Accrued investment income	204	214
Reinsurance recoverable	3,390	3,464
Intangibles, net	1,097	1,026
Other assets	214	371
Total assets	$28,402	$27,035

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$20,342	$19,251
Future policy benefits	3,423	3,467
Funds withheld for reinsurance liabilities	1,106	1,172
Liability for policy and contract claims	57	55
Debt	300	300
Revolving credit facility	105	100
Deferred tax liability, net	11	10
Other liabilities	945	746
Total liabilities	26,289	25,101

Commitments and contingencies ("Note 12")

Shareholders' equity:
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued at June 30, 2017 and September 30, 2016)	$—	$—
Common stock ($.01 par value, 500,000,000 shares authorized, 58,993,219 issued and outstanding at June 30, 2017; 58,956,127 shares issued and outstanding at September 30, 2016)	1	1
Additional paid-in capital	716	714
Retained earnings	942	792
Accumulated other comprehensive income	467	439
Treasury stock, at cost (568,847 shares at June 30, 2017; 537,613 shares at September 30, 2016)	(13)	(12)
Total shareholders' equity	2,113	1,934
Total liabilities and shareholders' equity	$28,402	$27,035

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Three months ended		Nine months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)		(Unaudited)
Revenues:
Premiums	$12	$21	$26	$52
Net investment income	257	236	744	685
Net investment gains (losses)	67	(28)	199	(7)
Insurance and investment product fees and other	44	32	126	93
Total revenues	380	261	1,095	823
Benefits and expenses:
Benefits and other changes in policy reserves	235	216	523	585
Acquisition and operating expenses, net of deferrals	40	28	101	83
Amortization of intangibles	51	(4)	207	34
Total benefits and expenses	326	240	831	702
Operating income	54	21	264	121
Interest expense	(6)	(5)	(18)	(17)
Income before income taxes	48	16	246	104
Income tax expense	(16)	(6)	(84)	(37)
Net income	$32	$10	$162	$67

Net income per common share:

Basic	$0.54	$0.16	$2.78	$1.14
Diluted	$0.54	$0.16	$2.77	$1.14
Weighted average common shares used in computing net income per common share:
Basic	58,335,216	58,309,849	58,313,880	58,278,505
Diluted	58,444,618	58,656,008	58,391,066	58,599,059

Cash dividend per common share	$0.065	$0.065	$0.195	$0.195

Supplemental disclosures:
Total other-than-temporary impairments	$—	$(17)	$(22)	$(28)
Portion of other-than-temporary impairments included in other comprehensive income	—	—	—	—
Net other-than-temporary impairments	—	(17)	(22)	(28)
Gains (losses) on derivative and embedded derivatives	74	(23)	224	(2)
Other realized investment (losses) gains	(7)	12	(3)	23
Total net investment gains (losses)	$67	$(28)	$199	$(7)

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended		Nine months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)		(Unaudited)
Net income	$32	$10	$162	$67

Other comprehensive income:
Unrealized investment gains/(losses):
Change in unrealized investment gains/losses before reclassification adjustment	374	623	9	497
Net reclassification adjustment for gains included in net income	7	1	22	1
Changes in unrealized investment gains/losses after reclassification adjustment	381	624	31	498
Adjustments to intangible assets	(113)	(220)	11	(164)
Changes in deferred income tax asset/liability	(92)	(141)	(14)	(117)
Net changes to derive comprehensive income for the period	176	263	28	217
Comprehensive income net of tax	$208	$273	$190	$284

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity

Balance, September 30, 2016	$—	$1	$714	$792	$439	$(12)	$1,934
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(12)	—	—	(12)
Common stock issued under employee plans	—	—	1	—	—	—	1
Net income	—	—	—	162	—	—	162
Unrealized investment gains, net	—	—	—	—	28	—	28
Stock compensation	—	—	1	—	—	—	1
Balance, June 30, 2017	$—	$1	$716	$942	$467	$(13)	$2,113

See accompanying notes to unaudited condensed consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended
	June 30, 2017	June 30, 2016
	(Unaudited)
Cash flows from operating activities:
Net income	$162	$67
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	4	5
Amortization	(21)	(32)
Deferred income taxes	(14)	27
Interest credited/index credit to contractholder account balances and other reserve movements	426	463
Net recognized (gains) losses on investments and derivatives	(199)	8
Charges assessed to contractholders for mortality and administration	(99)	(77)
Deferred policy acquisition costs, net of related amortization	(60)	(224)
Changes in operating assets and liabilities:
Reinsurance recoverable	(8)	11
Future policy benefits	(44)	(2)
Funds withheld from reinsurers	(76)	(68)
Collateral posted	59	79
Other assets and other liabilities	(34)	30
Net cash provided by operating activities	96	287
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	2,190	1,744
Proceeds from derivatives instruments and other invested assets	340	167
Proceeds from commercial mortgage loans	45	8
Cost of available-for-sale investments acquired	(3,240)	(2,511)
Costs of derivatives instruments and other invested assets	(291)	(215)
Originated commercial mortgage loans	—	(99)
Other capital expenditures	(9)	(6)
Net cash (used in) investing activities	(965)	(912)
Cash flows from financing activities:
Treasury stock	(1)	(1)
Common stock issued under employee plans	1	2
Draw on revolving credit facility	5	—
Dividends paid	(12)	(12)
Contractholder account deposits	2,272	2,138
Contractholder account withdrawals	(1,461)	(1,285)
Net cash provided by financing activities	804	842
Change in cash & cash equivalents	(65)	217
Cash & cash equivalents, beginning of period	864	502
Cash & cash equivalents, end of period	$799	$719

Supplemental disclosures of cash flow information
Interest paid	$22	$10
Taxes paid	$114	$5
Deferred sales inducements	$10	$14

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
In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three and nine months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2017.  Amounts reclassified out of other comprehensive income are reflected in net investment gains in the unaudited Condensed Consolidated Statements of Operations.

On May 24, 2017, FGL entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”)with CF Corporation, a company organized under the laws of the Cayman Islands (“CF Corp”), FGL US Holdings Inc., a Delaware corporation and a newly formed, indirect wholly owned subsidiary of CF Corp (“Parent”), and FGL Merger Sub Inc., a Delaware corporation and a newly formed, direct wholly owned subsidiary of Parent (“Merger Sub”).  Subject to the terms and conditions of the Merger Agreement, at the time of the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into FGL, with FGL continuing as the surviving entity, which will become an indirect, wholly owned subsidiary of CF Corp (the “Merger”). The Merger is subject to certain closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division, the New York Department of Financial Services and the Vermont Department of Financial Regulations and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On June 16, 2017, the Federal Trade Commission granted early termination of the waiting period under the HSR Act.
As previously disclosed, on April 17, 2017, FGL terminated its Agreement and Plan of Merger (as amended, the “Anbang Merger Agreement”) with Anbang Insurance Group Co., Ltd. and its affiliates. As a result of the termination, FGL has no remaining obligations under the Anbang Merger Agreement.

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
Adoption of New Accounting Pronouncements
Share-Based Payments When a Performance Target is Achieved after the Requisite Service Period
In June 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on Stock Compensation ( Accounting Standards Update ("ASU") 2014-12, Accounting for Share-Based Payments When the Term of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The new guidance requires performance targets that affect vesting and that could be achieved after the requisite service period to be treated as performance conditions. Such performance targets will not be included in the grant-date fair value calculation of the award, rather compensation cost will be recorded when it is probable the performance target will be reached and should represent the compensation cost attributable to period(s) for which the requisite service has already been rendered. The Company adopted this guidance effective October 1, 2016, as required. The adoption of ASU 2014-12 did not impact the Company's consolidated financial statements or related disclosures, as the Company has historically treated the performance targets for its share-based payment awards as a performance condition that affects vesting and has not reflected the targets in the grant-date fair value calculation of the awards.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued amended consolidation guidance (ASU 2015-02, Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015. The amended guidance changes the consolidation analysis of reporting entities with variable interest entity ("VIE") relationships by i) modifying the criteria used to evaluate whether limited partnerships and similar legal entities are VIEs or voting interest entities and revising the primary beneficiary determination of a VIE, ii) eliminating the specialized consolidation model and guidance for limited partnerships thereby removing the presumption that a general partner should consolidate a limited partnership, iii) reducing the criteria in the variable interest model contained in Accounting Standards Codification Topic 810, Consolidation, that is used to evaluate whether the fees paid to a decision maker or service provider represents a variable interest, and iv) exempting reporting entities from consolidating money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940. The Company adopted ASU 2015-02 effective October 1, 2016, as required. The adoption of ASU 2015-02 did not impact the Company's consolidated financial statements or related disclosure as the Company determined that this new guidance does not change its conclusions regarding consolidation of its VIEs.
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
Scope of Modification Accounting for Stock Compensation
In May 2017, the FASB issued new guidance on the scope of modification accounting for stock compensation (ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting), effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2017-09 may be early adopted. The ASU provides guidance on which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting in Topic 718, Stock Compensation. Under the new guidance, an entity would account for the effects of a modification unless the fair value of the modified award is the same as the fair value of the original award, the vesting conditions of the modified award are the same as the vesting conditions of the original award, and the classification of the modified award (equity instrument or liability instrument) is the same as the classification of the original award, all immediately before the original award is modified. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company will not early adopt this standard. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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
Concentrations of Financial Instruments
As of June 30, 2017 and September 30, 2016, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the banking industry with a fair value of $2,699 or 12% and $2,448 or 12%, respectively, of the invested assets portfolio, and an amortized cost of $2,581 and $2,352, respectively. As of June 30, 2017, the Company’s holdings in this industry include investments in 110 different issuers with the top ten investments accounting for 31% of the total holdings in this industry. As of June 30, 2017 and September 30, 2016, the Company had no investments in issuers that exceeded 10% of shareholders' equity. The Company's largest concentration in any single issuer as of June 30, 2017 and September 30, 2016 was Wells Fargo & Company with a total fair value of $156 or 1% and $171 or 1% of the invested assets portfolio, respectively.

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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”), a third-party reinsurer, and Front Street Re (Cayman) Ltd. ("FSRCI"), an affiliate, that could have a material impact on the Company’s financial position in the event that Wilton Re or FSRCI fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of June 30, 2017. As of June 30, 2017, the net amount recoverable from Wilton Re was $1,536 and the net amount recoverable from FSRCI was $1,037. The coinsurance agreement with FSRCI is on a funds withheld basis. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers.

(4) Investments
The Company’s fixed maturity and equity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) (“AOCI”) net of associated adjustments for deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and deferred income taxes. The Company’s consolidated investments at June 30, 2017 and September 30, 2016 are summarized as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for sale securities
Asset-backed securities	$2,777	$33	$(7)	$2,803	$2,803
Commercial mortgage-backed securities	950	12	(12)	950	950
Corporates	11,877	714	(116)	12,475	12,475
Equities	732	45	(3)	774	774
Hybrids	1,362	86	(17)	1,431	1,431
Municipals	1,589	152	(15)	1,726	1,726
Residential mortgage-backed securities	1,205	97	(8)	1,294	1,294
U.S. Government	85	2	—	87	87
Total available-for-sale securities	20,577	1,141	(178)	21,540	21,540
Derivative investments	220	146	(5)	361	361
Commercial mortgage loans	550	—	—	551	550
Other invested assets	176	—	—	174	176
Total investments	$21,523	$1,287	$(183)	$22,626	$22,627

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value

Available-for-sale securities
Asset-backed securities	$2,528	$16	$(45)	$2,499	$2,499
Commercial mortgage-backed securities	850	23	(9)	864	864
Corporates	10,712	760	(132)	11,340	11,340
Equities	640	47	(4)	683	683
Hybrids	1,356	77	(47)	1,386	1,386
Municipals	1,515	206	(4)	1,717	1,717
Residential mortgage-backed securities	1,327	63	(28)	1,362	1,362
U.S. Government	233	10	—	243	243
Total available-for-sale securities	19,161	1,202	(269)	20,094	20,094
Derivative investments	221	78	(23)	276	276
Commercial mortgage loans	595	—	—	614	595
Other invested assets	60	—	—	58	60
Total investments	$20,037	$1,280	$(292)	$21,042	$21,025
Included in AOCI were cumulative gross unrealized gains of $1 and gross unrealized losses of $3 related to the non-credit portion of other-than-temporary impairments ("OTTI") on non-agency residential mortgage-backed securities ("RMBS") at June 30, 2017 and gross unrealized gains of $1 and gross unrealized losses of $3 related to the non-credit portion of OTTI on RMBS at September 30, 2016.
Securities held on deposit with various state regulatory authorities had a fair value of $19,326 and $18,075 at June 30, 2017 and September 30, 2016, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.

At June 30, 2017 and September 30, 2016, the company held investments that were non-income producing for a period greater than twelve months with fair values of $0 and $2, respectively.
In accordance with the Company's Federal Home Loan Bank of Atlanta (“FHLB”) agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $741 and $649 at June 30, 2017 and September 30, 2016, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	June 30, 2017
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$325	$327
Due after one year through five years	1,711	1,762
Due after five years through ten years	3,254	3,393
Due after ten years	8,871	9,468
Subtotal	14,161	14,950
Other securities which provide for periodic payments:
Asset-backed securities	2,777	2,803
Commercial mortgage-backed securities	950	950
Structured hybrids	752	769
Residential mortgage-backed securities	1,205	1,294
Subtotal	5,684	5,816
Total fixed maturity available-for-sale securities	$19,845	$20,766
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
Based on the results of our process for evaluating available-for-sale securities in unrealized loss positions for OTTI discussed above, the Company determined that the unrealized losses as of June 30, 2017 decreased due to downward movement in the U.S. Treasury rates coupled with improvement in credit spreads. Bond prices in most sectors moved higher based on these factors. Based on an assessment of all securities in the portfolio in unrealized loss positions, the Company determined that the unrealized losses on the securities presented in the table below were not other-than-temporarily impaired as of June 30, 2017.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	June 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$518	$(2)	$437	$(5)	$955	$(7)
Commercial mortgage-backed securities	206	(4)	170	(8)	376	(12)
Corporates	1,227	(31)	721	(85)	1,948	(116)
Equities	40	(1)	69	(2)	109	(3)
Hybrids	54	(2)	299	(15)	353	(17)
Municipals	170	(11)	40	(4)	210	(15)
Residential mortgage-backed securities	2	—	233	(8)	235	(8)
U.S. Government	6	—	—	—	6	—
Total available-for-sale securities	$2,223	$(51)	$1,969	$(127)	$4,192	$(178)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						357
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						324
Total number of available-for-sale securities in an unrealized loss position						681

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$352	$(4)	$1,368	$(41)	$1,720	$(45)
Commercial mortgage-backed securities	44	(1)	182	(8)	226	(9)
Corporates	413	(9)	1,031	(123)	1,444	(132)
Equities	51	(1)	75	(3)	126	(4)
Hybrids	41	(2)	412	(45)	453	(47)
Municipals	69	(2)	38	(2)	107	(4)
Residential mortgage-backed securities	70	(1)	544	(27)	614	(28)
Total available-for-sale securities	$1,040	$(20)	$3,650	$(249)	$4,690	$(269)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						193
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						543
Total number of available-for-sale securities in an unrealized loss position						736
At June 30, 2017 and September 30, 2016, securities in an unrealized loss position were primarily concentrated in investment grade, corporate debt, asset-backed, hybrid, and municipal instruments.
At June 30, 2017 and September 30, 2016, securities with a fair value of $61 and $183, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented less than 0% and 1% of the carrying value of all investments, respectively.

The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the three and nine months ended June 30, 2017 and 2016, for which a portion of the OTTI was recognized in AOCI:

	Three months ended		Nine months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Beginning balance	$3	$3	$3	$3
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—	—	—
OTTI was not previously recognized	—	—	—	—
Ending balance	$3	$3	$3	$3
The Company recognized $0 and $22 of credit impairment losses in operations during the three and nine months ended June 30, 2017 and $0 and $0 of change of intent impairment losses in operations during the three and nine months ended June 30, 2017, related to fixed maturity securities with an amortized cost of $13 and a fair value of $13 at June 30, 2017. During the three and nine months ended June 30, 2016, the Company recognized $13 and $24 of credit impairment losses, respectively, and $4 of change of intent losses during both the three and nine months ended June 30, 2016, respectively, in operations related to fixed maturity securities with an amortized cost of $189 and a fair value of $172 at June 30, 2016.
Details underlying write-downs taken as a result of OTTI that were recognized in "Net income" and included in net realized gains on securities were as follows:

	Three months ended		Nine months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
OTTI Recognized in Net Income:
Asset-backed securities	$1	$4	$2	$9
Corporates	—	—	20	6
Related party loans	—	4	—	4
Other invested assets	(1)	9	—	9
Total	$—	$17	$22	$28
The portion of OTTI recognized in AOCI is disclosed in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).
In the second fiscal quarter ended March 31, 2017, the Company recognized credit-related impairment losses of $20 on available-for-sale debt securities related to investments in First National Bank Holding Co.  On April 28, 2017, the Federal Deposit Insurance Company (“FDIC”) shutdown First NBC Bank and named the FDIC as receiver.  The bank was the holding company’s principal asset and as a result of the closure of the bank the holding company has limited remaining tangible assets.  The Company expects no further recovery of its investment in First National Bank Holding Co. and has reflected the impairment in its financial statements for the nine months ended June 30, 2017 as the events are reflective of conditions that existed at the balance sheet date.

Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 2% and 3% of the Company’s total investments as of June 30, 2017 and September 30, 2016, respectively. The Company primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to attempt to reduce concentration risk. Subsequent to origination, the Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	June 30, 2017		September 30, 2016
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Funeral Home	$1	—%	$1	—%
Hotel	23	4%	23	4%
Industrial - General	46	8%	58	10%
Industrial - Warehouse	38	7%	64	11%
Multifamily	69	13%	70	11%
Office	157	29%	160	27%
Retail	217	39%	220	37%
Total commercial mortgage loans, gross of valuation allowance	$551	100%	$596	100%
Allowance for loan loss	(1)		(1)
Total commercial mortgage loans	$550		$595

U.S. Region:
East North Central	$108	20%	$137	23%
East South Central	20	4%	21	4%
Middle Atlantic	85	15%	97	16%
Mountain	67	12%	67	12%
New England	14	3%	14	2%
Pacific	135	24%	136	23%
South Atlantic	66	12%	67	11%
West North Central	14	3%	14	2%
West South Central	42	7%	43	7%
Total commercial mortgage loans, gross of valuation allowance	$551	100%	$596	100%
Allowance for loan loss	(1)		(1)
Total commercial mortgage loans	$550		$595
Within the Company's CML portfolio, 100% of all CMLs had a loan-to-value (“LTV”) ratio of less than 75% at inception at June 30, 2017 and September 30, 2016. As of June 30, 2017, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at June 30, 2017 and September 30, 2016:

	Debt Service Coverage Ratios				Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	< 1.00	N/A(a)
June 30, 2017
LTV Ratios:
Less than 50%	$183	$—	$18	$1	$202	37%	$201	36%
50% to 60%	256	—	—	—	256	46%	257	47%
60% to 75%	86	7	—	—	93	17%	93	17%
Commercial mortgage loans	$525	$7	$18	$1	$551	100%	$551	100%
September 30, 2016
LTV Ratios:
Less than 50%	$158	$18	$—	$1	$177	29%	$181	29%
50% to 60%	189	—	—	—	189	32%	194	32%
60% to 75%	230	—	—	—	230	39%	239	39%
Commercial mortgage loans	$577	$18	$—	$1	$596	100%	$614	100%
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

	June 30, 2017	September 30, 2016
Gross balance commercial mortgage loans	$551	$596
Allowance for loan loss	(1)	(1)
Net balance commercial mortgage loans	$550	$595
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At June 30, 2017 and September 30, 2016, we had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of our CMLs:

	June 30, 2017	September 30, 2016
Current to 30 days	$551	$596
Past due	—	—
Total carrying value	$551	$596
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. As of June 30, 2017, our CML portfolio had no impairments, modifications or troubled debt restructuring.
Net investment income
The major sources of “Net investment income” on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Nine months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Fixed maturity securities, available-for-sale	$242	$223	$706	$644
Equity securities, available-for-sale	11	7	31	23
Commercial mortgage loans	6	6	18	18
Related party loans	—	1	—	3
Invested cash and short-term investments	2	1	2	3
Other investments	2	3	4	8
Gross investment income	263	241	761	699
Investment expense	(6)	(5)	(17)	(14)
Net investment income	$257	$236	$744	$685
During the fiscal quarter ended June 30, 2015, the Company received notice that we are entitled to receive a settlement as a result of our ownership of certain RMBS that were issued by Countrywide Financial Corp. ("Countrywide"), an entity which was later acquired by Bank of America Corporation. An $18 cash settlement was received in the fiscal quarter ended June 30, 2016 for a majority of the Countrywide securities, and another $2 was expected to be paid in the third fiscal quarter of 2017; however, the two bonds involved are a part of ongoing litigation, and the settlement proceeds have been escrowed pending resolution of this process. In compliance with the Company's accounting policy described in "Note 2. Significant Accounting Policies and Practices" of the 2016 Form 10-K, the Company updated its cash flow projections for its best estimate of the recovery as of May 31, 2016 and determined the new effective yield, with the resulting immaterial impact recognized in “Net investment income”.

Net investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended		Nine months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net realized (losses) gains on fixed maturity available-for-sale securities	$(8)	$4	$(23)	$6
Realized gains (losses) on equity securities	—	1	—	2
Change in fair value of other derivatives and embedded derivatives	1	(2)	2	(1)
Realized gains (losses) on other invested assets	1	(10)	(2)	(13)
Net realized (losses) gains on available-for-sale securities	(6)	(7)	(23)	(6)
Realized gains (losses) on certain derivative instruments	73	(32)	149	(86)
Unrealized gains on certain derivative instruments	9	48	81	112
Change in fair value of reinsurance related embedded derivative	(9)	(37)	(8)	(27)
Realized gains (losses) on hedging derivatives and reinsurance-related embedded derivatives	73	(21)	222	(1)
Net investment gains (losses)	$67	$(28)	$199	$(7)
For the three and nine months ended June 30, 2017, proceeds from the sale of fixed maturity available-for-sale securities totaled $169 and $529, gross gains on such sales totaled $6 and $16, and gross losses totaled $11 and $15, respectively.
For the three and nine months ended June 30, 2016, proceeds from the sale of fixed maturity available-for-sale securities, totaled $190 and $939, gross gains on such sales totaled $7 and $25, and gross losses totaled $3 and $15, respectively.
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
FGL Insurance participates in loans to third parties originated by Salus. Salus is an affiliated, limited liability company indirectly owned by HRG that originates senior secured asset-based loans to unaffiliated third-party borrowers. FGL Insurance also participates in CLOs managed by Salus and owns preferred equity in Salus within the funds withheld portfolio of the FSRCI treaty. The Company’s maximum exposure to loss as a result of its investments in or with Salus is limited to the carrying value of its investments in Salus which totaled $1 and $22 as of June 30, 2017 and September 30, 2016, respectively. FGL’s investments in or with Salus are detailed in “Note 14. Related Party Transactions” to the Company’s unaudited Condensed Consolidated Financial Statements.
FGL also executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, FGL does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund through 2017. FGL has funded $42 as of June 30, 2017.
In the normal course of its activities, the Company invests in various limited partnerships as a passive investor. These investments are in corporate credit and real estate debt strategies that have a current income bias. Limited partnership interests are accounted for under the equity method and are included in “Other invested assets” on the Company’s consolidated balance sheet. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of June 30, 2017, the Company's maximum exposure to loss was $145 in recorded carrying value and $122 in unfunded commitments.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in fixed indexed annuity (“FIA”) contracts, is as follows:

	June 30, 2017	September 30, 2016
Assets:
Derivative investments:
Call options	$361	$276
Futures contracts	—	—
Other invested assets:
Other derivatives and embedded derivatives	15	13
Other assets:
Reinsurance related embedded derivative	111	119
	$487	$408

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,442	$2,383
Funds withheld for reinsurance liabilities:
Call options payable to FSRCI	13	11
	$2,455	$2,394

The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows:

	Three months ended		Nine months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Net investment gains (losses):
Call options	$81	$14	$225	$21
Futures contracts	1	2	5	5
Other derivatives and embedded derivatives	1	(2)	2	(1)
Reinsurance related embedded derivative	(9)	(37)	(8)	(27)
	$74	$(23)	$224	$(2)
Benefits and other changes in policy reserves
FIA embedded derivatives	$80	$77	$59	$176
Additional Disclosures
Other Derivatives and Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 which was based on the actual return of the fund. At June 30, 2017 the fair value of the fund-linked note and embedded derivative were $25 and $15, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".
FGL Insurance participates in loans to third parties originated by Salus, an affiliated VIE, indirectly owned by HRG that provides asset-based financing. These participating loans are denominated in Canadian ("CAD") currency which is different from FGL Insurance's functional currency. At September 30, 2015, four loan participations were denominated in

CAD currency. Three of the four loans denominated in CAD currency were settled prior to June 30, 2016. Therefore, as of June 30, 2017 and September 30, 2016 only one loan denominated in CAD currency remained.
FGL Insurance also had two participating loans denominated in CAD currency which also required reimbursement from the borrower in CAD currency, but did not include a provision for reimbursement for any net foreign exchange losses from the borrower. Salus executed CAD swap agreements with FGL Insurance to convert the CAD cash flows into United States dollar ("USD") cash flows. Under these swap agreements, Salus reimbursed the Company for certain realized foreign exchange losses related to cash flows on these loan participations from origination date through the earlier of the maturity date of the loan or expiration of the swap agreement. Reimbursement under the swap agreements was reduced in the event the counterparties on the underlying loan participations were unable to fully repay amounts due on those loan participations. FGL Insurance's ability to recover the foreign exchange losses under these swap agreements was such that the Company established derivatives equal to FGL Insurance's cumulative net foreign exchange losses on these loan participations. During the year ended September 30, 2016, one of the loan participations was repaid in full and FGL Insurance recovered the full amount due under the related swap agreement. No other loan participations remain outstanding at June 30, 2017. The Company recognized an OTTI loss on the loan during the quarter ended September 30, 2016 and also recorded a reduction in the amount recoverable under the swap agreement. The related swap agreement with Salus expired in July 2016 and FGL Insurance recovered the amount due under the swap agreement. The value of these derivatives was reflected in “Other invested assets” with the changes in the fair value reflected in the Company’s Condensed Consolidated Statements of Operations. The value of these derivatives was $0 and $0 at June 30, 2017 and September 30, 2016, respectively, which is equal to the cumulative net realized foreign exchange loss recognized on these loan participations, net of allowance for counterparty credit risk. The Company had realized losses of $0 and $0 for the three and nine months ended June 30, 2017; and $2 and $2 realized losses for the three and nine months ended June 30, 2016 related to these foreign exchange derivatives included in "Net investment gains (losses)". Additionally, a subsidiary of HRG, HGI Funding LLC, executed an agreement with the Company to guarantee, subject to the terms of the agreement, the fulfillment of the accumulated foreign exchange loss recoverable from Salus. The guarantee was terminated in the quarter ended September 30, 2016 concurrent with the settlement of the Salus swap agreement.
FGL Insurance entered into several CAD currency forward contracts since August 2016 to economically hedge against unfavorable movements in CAD on one CAD-denominated loan participation. Under the forward contracts, FGL Insurance sold CAD equal to the estimated recovery amounts on the loan participation and will receive USD. The forward contracts settled in cash prior to March 31, 2017. No cash was exchanged upon execution of the forward contracts. The value of these derivatives at each balance sheet date is equal to the cumulative unrealized value and is reflected in “Other invested assets” with the changes in the fair value reflected in the Company’s Condensed Consolidated Statements of Operations. The value of the forward contracts as of June 30, 2017 was $0. The Company had realized gains of $0 and $0 for the three and nine months ended June 30, 2017 related to the forward contracts included in "Net investment gains".
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
Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		June 30, 2017				September 30, 2016
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$3,993	$149	$109	$40	$2,302	$55	$10	$45
Deutsche Bank	A/A3/A-	510	17	18	(1)	1,620	46	12	34
Morgan Stanley	*/A1/A+	1,676	66	72	(6)	2,952	87	58	29
Barclay's Bank	A/A1/A-	1,608	48	6	42	1,389	39	—	39
Canadian Imperial Bank of Commerce	AA-/*/A+	2,523	81	81	—	1,623	49	48	1
Total		$10,310	$361	$286	$75	$9,886	$276	$128	$148

(a) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of June 30, 2017 and September 30, 2016, counterparties posted $286 and $128 of collateral, respectively, of which $177 and $118 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the unaudited Condensed Consolidated Balance Sheets. The remaining $109 and $10 of non-cash collateral was held by a third-party custodian and may not be sold or re-pledged, except in the event of default, and, therefore, is not included in the Company's unaudited Condensed Consolidated Balance Sheets at June 30, 2017 and September 30, 2016, respectively. This collateral generally consists of US treasury bonds and mortgage-backed securities. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $75 and $148 at June 30, 2017 and September 30, 2016, respectively.
In June 2017, the Company  began a program to reduce the negative interest cost associated with cash collateral posted from counterparties under various IDSA agreements by reinvesting derivative cash collateral.  The Company is required to pay counterparties the effective federal funds  rate each day for cash collateral posted to FGL for daily mark to market margin changes.  The new program permits collateral cash received to be invested in short term Treasury securities and A1/P1 commercial paper which are included in "Cash and cash equivalents" in the accompanying unaudited Condensed Consolidated Balance Sheets.
The Company held 874 and 559 futures contracts at June 30, 2017 and September 30, 2016, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 and $3 at June 30, 2017 and September 30, 2016, respectively.

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

	June 30, 2017
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$799	$—	$—	$799	$799
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,584	219	2,803	2,803
Commercial mortgage-backed securities	—	866	84	950	950
Corporates	—	11,402	1,073	12,475	12,475
Hybrids	—	1,421	10	1,431	1,431
Municipals	—	1,688	38	1,726	1,726
Residential mortgage-backed securities	—	1,294	—	1,294	1,294
U.S. Government	54	33	—	87	87
Equity securities, available-for-sale	10	720	1	731	731
Derivative financial instruments	—	361	—	361	361
Reinsurance related embedded derivative, included in other assets	—	111	—	111	111
Other invested assets	—	—	15	15	15
Total financial assets at fair value	$863	$20,480	$1,440	$22,783	$22,783
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,442	$2,442	$2,442
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	13	—	13	13
Total financial liabilities at fair value	$—	$13	$2,442	$2,455	$2,455

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$864	$—	$—	$864	$864
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,327	172	2,499	2,499
Commercial mortgage-backed securities	—	785	79	864	864
Corporates	—	10,219	1,121	11,340	11,340
Hybrids	—	1,386	—	1,386	1,386
Municipals	—	1,676	41	1,717	1,717
Residential mortgage-backed securities	—	1,362	—	1,362	1,362
U.S. Government	61	182	—	243	243
Equity securities, available-for-sale	22	617	3	642	642
Derivative financial instruments	—	276	—	276	276
Reinsurance related embedded derivative, included in other assets	—	119	—	119	119
Other invested assets	—	—	34	34	34
Total financial assets at fair value	$947	$18,949	$1,450	$21,346	$21,346
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,383	$2,383	$2,383
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	11	—	11	11
Total financial liabilities at fair value	$—	$11	$2,383	$2,394	$2,394
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

The Company did not adjust prices received from third parties as of June 30, 2017 and September 30, 2016. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs. The market observable inputs are the market value of option and interest swap rates. The significant unobservable inputs are the mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at June 30, 2017 and September 30, 2016 was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies (“IULs”) and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At June 30, 2017 and September 30, 2016, this resulted in higher fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Other Invested Assets
Fair value of our loan participation interest securities approximated the unpaid principal balance of the participation interest as of June 30, 2017. In making this assessment, the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date and June 30, 2017, the primary market participant for these securities, and the short-term maturity of these loans (less than 1 year).
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
Related Party Loans
The related party loans (discussed in "Note 14. Related Party Transactions" to the Company's unaudited Consolidated Financial Statements) carrying value at par approximates fair value, as this is the exit price for the obligation of these loans.
Debt
The fair value of debt is based on quoted market prices. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy. Our revolving credit facility debt is classified as Level 3 within the fair value hierarchy, and the estimated fair value reflects the carrying value as the revolver has no maturity date.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2017 and September 30, 2016 are as follows:

	Fair Value at	Valuation		Range (Weighted average)
	June 30, 2017	Technique	Unobservable Input(s)	June 30, 2017
Assets
Asset-backed securities	$218	Broker-quoted	Offered quotes	90.00% - 102.50% (99.78%)
Asset-backed securities	1	Matrix pricing	Quoted prices	100.04% - 100.04% (100.04%)
Commercial mortgage-backed securities	80	Broker-quoted	Offered quotes	99.50% - 123.63% (113.44%)
Commercial mortgage-backed securities	4	Matrix pricing	Quoted prices	100.22% - 100.22% (100.22%)
Corporates	821	Broker-quoted	Offered quotes	59.00% - 111.40% (100.45%)
Corporates	252	Matrix pricing	Quoted prices	94.32% - 116.95% (104.02%)
Hybrids	10	Broker-quoted	Offered quotes	97.12% - 97.12% (97.12%)
Municipals	38	Broker-quoted	Offered quotes	112.76% - 112.76% (112.76%)
Equity securities available-for-sale (Salus preferred equity)	1	Income-approach	Yield	0.70% - 3.10%
			Discount rate	7.00% - 9.00%
			Salus CLO Equity	2.00%
Other invested assets:
Available-for-sale embedded derivative	15	Black-Scholes model	Market value of AnchorPath fund	100.00%
Total	$1,440
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,442	Discounted cash flow	Market value of option	0.00% - 25.79% (3.21%)
			SWAP rates (discount rates)	2.05% - 2.38% (2.22%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (9.91%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Future option budget	1.13% - 5.57% (2.90%)
Total liabilities at fair value	$2,442

	Fair Value at	Valuation	Unobservable	Range (Weighted average)
	September 30, 2016	Technique	Input(s)	September 30, 2016
Assets
Asset-backed securities	$144	Broker-quoted	Offered quotes	97.54% - 101.55% (99.66%)
Asset-backed securities	9	Matrix Pricing	Quoted prices	98.75%
Asset-backed securities (Salus CLO equity tranche)	19	Third-Party Valuation	Offered quotes	28.37%
			Discount rate	15.00%
			RSH recovery	5.50%
			Other loan recoveries	0.00% - 100.00%
Commercial mortgage-backed securities	75	Broker-quoted	Offered quotes	104.31% - 122.19% (114.10%)
Commercial mortgage-backed securities	4	Matrix pricing	Quoted prices	98.41% - 98.41% (98.41%)
Corporates	920	Broker-quoted	Offered quotes	50.00% - 118.33% (103.37%)
Corporates	201	Matrix pricing	Quoted prices	99.00% - 150.23% (107.65%)
Municipals	41	Broker-quoted	Offered quotes	119.04% - 119.04% (119.04%)
Equity securities available-for-sale (Salus preferred equity)	3	Market-approach	Yield	11.00%
			RSH recovery	5.50%
			Discount rate	15.00%
			Salus CLO equity	28.37%
Other invested assets:
Available-for-sale embedded derivative	13	Black-Scholes Model	Market value of AnchorPath fund	100.00%
Loan participations - Other	2	Market Pricing	Offered quotes	100.00%
Loan participations - JSN Jewellery Inc.	17	Liquidation value – 52.5% recovery estimate	Recovery estimate (wind-down costs)	49.93% - 56.67% (52.50%)
Loan participation - RadioShack (RSH) Corporation	2	Liquidation value – 5% recovery estimate	Recovery estimate (wind-down costs)	1.36% - 14.28%
Total	$1,450
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,383	Discounted cash flow	Market value of option	0.00% - 26.64% (2.55%)
			SWAP rates (discount rates)	1.18% - 1.46% (1.31%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (9.59%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Future option budget	1.15% - 5.57% (2.91%)
Total liabilities at fair value	$2,383

Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the unaudited Condensed Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended June 30, 2017 and 2016, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2017
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$184	$(1)	$2	$67	$—	$(8)	$(25)	$219
Commercial mortgage-backed securities	78	—	1	—	—	(1)	6	84
Corporates	1,106	—	7	5	—	(6)	(39)	1,073
Hybrids	10	—	—	—	—	—	—	10
Municipals	38	—	—	—	—	—	—	38
Equity securities available-for-sale	1	—	—	—	—	—	—	1
Other invested assets:
Available-for-sale embedded derivative	14	1	—	—	—	—	—	15
Loan participations	—	—	1	—	—	(1)	—	—
Total assets at Level 3 fair value	$1,431	$—	$11	$72	$—	$(16)	$(58)	$1,440
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,362	$80	$—	$—	$—	$—	$—	$2,442
Total liabilities at Level 3 fair value	$2,362	$80	$—	$—	$—	$—	$—	$2,442

(a) The net transfers out of Level 3 during the three months ended June 30, 2017 were exclusively to Level 2.

	Nine months ended June 30, 2017
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$172	$(2)	$2	$130	$—	$(24)	$(59)	$219
Commercial mortgage-backed securities	79	—	—	8	—	(1)	(2)	84
Corporates	1,121	(1)	(29)	116	(5)	(87)	(42)	1,073
Hybrids	—	—	—	10	—	—	—	10
Municipals	41	—	(2)	—	—	(1)	—	38
Equity securities available-for-sale	3	(2)	—	—	—	—	—	1
Other invested assets:
Available-for-sale embedded derivative	13	2	—	—	—	—	—	15
Loan participations	21	(2)	1	—	—	(20)	—	—
Total assets at Level 3 fair value	$1,450	$(5)	$(28)	$264	$(5)	$(133)	$(103)	$1,440
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,383	$59	$—	$—	$—	$—	$—	$2,442
Total liabilities at Level 3 fair value	$2,383	$59	$—	$—	$—	$—	$—	$2,442

(a) The net transfers out of Level 3 during the nine months ended June 30, 2017 were exclusively to Level 2.

	Three months ended June 30, 2016
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$75	$(4)	$1	$—	$—	$(1)	$(41)	$30
Commercial mortgage-backed securities	139	—	1	—	—	(1)	(52)	87
Corporates	1,006	—	19	19	—	(4)	20	1,060
Hybrids	—	—	—	—	—	—	4	4
Municipals	39	—	2	—	—	—	—	41
Equity securities available-for-sale	11	—	(1)	—	—	—	—	10
Other invested assets:
Available-for-sale embedded derivative	11	1	—	—	—	—	—	12
Loan participations	88	(4)	5	16	—	(57)	—	48
Total assets at Level 3 fair value	$1,369	$(7)	$27	$35	$—	$(63)	$(69)	$1,292
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,248	$77	$—	$—	$—	$—	$—	$2,325
Total liabilities at Level 3 fair value	$2,248	$77	$—	$—	$—	$—	$—	$2,325

(a) The net transfers out of Level 3 during the three months ended June 30, 2016 were exclusively to Level 2.

	Nine months ended June 30, 2016
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$38	$(9)	$1	$41	$—	$(1)	$(40)	$30
Commercial mortgage-backed securities	144	—	2	—	—	(3)	(56)	87
Corporates	964	—	32	82	—	(23)	5	1,060
Hybrids	—	—	—	—	—	—	4	4
Municipals	39	—	2	—	—	—	—	41
Equity securities available-for-sale	11	—	(1)	—	—	—	—	10
Available-for-sale embedded derivative	10	2	—	—	—	—	—	12
Loan participations	119	(7)	9	50	—	(123)	—	48
Total assets at Level 3 fair value	$1,325	$(14)	$45	$173	$—	$(150)	$(87)	$1,292
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,149	$176	$—	$—	$—	$—	$—	$2,325
Total liabilities at Level 3 fair value	$2,149	$176	$—	$—	$—	$—	$—	$2,325

(a) The net transfers out of Level 3 during the nine months ended June 30, 2016 were exclusively to Level 2.
The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheet at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	June 30, 2017
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$551	$551	$550
Policy loans, included in other invested assets	—	—	14	14	16
Related party loans	—	—	71	71	71
Total	$—	$—	$636	$636	$637

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$15,939	$15,939	$17,900
Debt	—	309	105	414	405
Total	$—	$309	$16,044	$16,353	$18,305

	September 30, 2016
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$614	$614	$595
Policy loans, included in other invested assets	—	—	13	13	14
Related party loans	—	—	71	71	71
Total	$—	$—	$698	$698	$680

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$14,884	$14,884	$16,868
Debt	—	300	100	400	400
Total	$—	$300	$14,984	$15,284	$17,268
The following table includes assets that have not been classified in the fair value hierarchy as the fair value of these investments is measured using the net asset value per share practical expedient. For further discussion about this adoption see “Note 2. Significant Accounting Policies” to the Company's unaudited Condensed Consolidated Financial Statements.

	Carrying Value After Measurement
	June 30, 2017	September 30, 2016
Equity securities available-for-sale	$43	$41
Limited partnership investment, included in other invested assets	$145	$12
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the three and nine months ended June 30, 2017 and 2016.

The transfers into and out of Level 3 were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value. Accordingly, the Company’s assessment resulted in gross transfers into Level 3 with valuation of $7 and $100 related to asset-backed, commercial mortgage-backed and corporate securities and gross transfers out of Level 3 with valuation of $65 and $203 related to asset-backed, commercial mortgage-backed and corporate securities during the three and nine months ended June 30, 2017. During the three and nine months ended June 30, 2016, there were transfers into Level 3 with valuation of $24 and $47 related to corporate and hybrid securities and net transfers out of Level 3 with valuation of $93 and $134 related to asset-backed and commercial mortgage-backed securities.

(7) Intangible Assets
Information regarding VOBA and DAC which includes deferred sales inducement, is as follows:

	VOBA	DAC	Total
Balance at September 30, 2016	$19	$1,007	$1,026
Deferrals	—	267	267
Adjustments:
Unlocking	13	(10)	3
Interest	8	34	42
Amortization	(54)	(198)	(252)
Adjustment for unrealized investment (gains)	14	(3)	11
Balance at June 30, 2017	$—	$1,097	$1,097

Accumulated amortization	$429

	VOBA	DAC	Total
Balance at September 30, 2015	$187	$801	$988
Deferrals	—	258	258
Adjustments:
Unlocking	12	(1)	11
Interest	8	25	33
Amortization	(33)	(45)	(78)
Adjustment for unrealized investment (gains)	(136)	(28)	(164)
Balance at June 30, 2016	$38	$1,010	$1,048

Accumulated amortization	$404
Amortization of VOBA and DAC is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4% to 5%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Consolidated Statement of Operations. As of June 30, 2017 and September 30, 2016, the VOBA balance included cumulative adjustments for net unrealized investment (gains) losses of $(148) and $(162), respectively, and the DAC balances included cumulative adjustments for net unrealized investment losses (gains) of $(99) and $(96), respectively.
The above DAC balances include $96 and $86 of deferred sales inducements, net of shadow adjustments, as of June 30, 2017 and September 30, 2016, respectively.
The weighted average amortization period for VOBA is approximately 5.1 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2017	6
2018	23
2019	20
2020	17
2021	14
Thereafter	68

(8) Debt
The Company's outstanding debt as of June 30, 2017 and September 30, 2016 is as follows:

	June 30, 2017	September 30, 2016
Debt	$300	$300
Revolving credit facility	105	100
The $105 and $100 draws on the revolver carried interest rates equal to 4.12% and 5.50%, as of June 30, 2017 and September 30, 2016, respectively. In March 2017, an additional draw of $5 on the revolver was made. As of June 30, 2017 and September 30, 2016, the amount available to be drawn on the revolver was $45 and $50, respectively. The revolver matures on August 26, 2017. During July 2017, the terms of the current facility were extended through August 26, 2018.
The interest expense and amortization of debt issuance costs of the Company's debt for the three and nine months ended June 30, 2017 and 2016, respectively, were as follows:

	Three months ended				Nine months ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
Debt	$5	$—	$5	$—	$14	$—	$14	$2
Revolving credit facility	1	—	—	—	3	1	—	1

(9)    Equity
Share Repurchases
On September 2, 2014, the Company’s Board of Directors authorized the repurchase of up to 500 thousand shares of the Company’s outstanding shares of common stock over the next twelve months. As of June 30, 2015, the share repurchase program was completed. The Company's share repurchase activity is shown in the table below.

	Shares	Total Cost
Shares purchased pursuant to the repurchase program	500	$11
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan	12	—
Total shares of common stock at completion of repurchase program as of June 30, 2015	512	11
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended December 31, 2015	22	1
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended March 31, 2016	3	—
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended December 31, 2016	28	1
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended March 31, 2017	4	$—
Total shares of common stock repurchased as of June 30, 2017	569	$13
Subsequent to the Company's repurchase of shares, HRG indirectly held 47,000 thousand shares of FGL's outstanding common stock, representing an 80% interest at June 30, 2017.

Dividends
The Company declared the following cash dividends during the three and nine months ended June 30, 2017 and 2016:

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
November 12, 2015	December 14, 2015	November 30, 2015	58,144	$0.065	$4
February 2, 2016	March 7, 2016	February 22, 2016	58,210	$0.065	$4
April 28, 2016	May 30, 2016	May 16, 2016	58,211	$0.065	$4
November 10, 2016	December 12, 2016	November 28, 2016	58,245	$0.065	$4
February 2, 2017	March 6, 2017	February 21, 2017	58,308	$0.065	$4
May 1, 2017	June 5, 2017	May 22, 2017	58,315	$0.065	$4

On July 27, 2017, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend will be paid on August 28, 2017 to shareholders of record as of the close of business on August 14, 2017.

(10) Stock Compensation

The Merger Agreement with CF Corp. provides for accelerated vesting of all unvested awards under the FGL Plans and FGLH Plans and the automatic conversion into a right to receive a cash payment in an amount pursuant to the Merger Agreement for all vested and unvested awards under these Plans.
The Company recognized total stock compensation expense related to the FGL Plans and FGLH Plans as follows:

	Three months ended		Nine months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
FGL Plans
Restricted shares	—	1	1	2
Performance restricted stock units	2	2	2	5
	2	3	3	7
FGLH Plans
Stock Incentive Plan - stock options	—	(1)	1	—
Amended and Restated Stock Incentive Plan - stock options	1	—	2	1
Amended and Restated Stock Incentive Plan - restricted stock units	—	(1)	—	—
	1	(2)	3	1
Total stock compensation expense	3	1	6	8
Related tax benefit	1	—	2	3
Net stock compensation expense	$2	$1	$4	$5
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the unaudited Condensed Consolidated Statements of Operations.
Total compensation expense related to the FGL Plans and FGLH Plans not yet recognized as of June 30, 2017 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Plans
Stock options	$—	2
Restricted shares	1	2
Performance restricted stock units	17	2
Total unrecognized stock compensation expense	$18	2
FGL Plans
FGL’s Compensation Committee is authorized to grant up to 2,838 thousand equity awards under the FGL Plans. At June 30, 2017, 603 thousand equity awards are available for future issuance under the FGL Plans.
FGL granted 47 thousand and 119 thousand stock options to a certain officer in the nine months ended June 30, 2017 and June 30, 2016, respectively. These stock options vest in equal installments over a period of 3 years and expire on the seventh anniversary of the grant date. The total fair value of the options granted in the nine months ended June 30, 2017 and 2016 was $0 and $0, respectively.
At June 30, 2017, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $3, $2, and $3, respectively. At June 30, 2017, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 5 years, 4 years and 5 years, respectively.
During the nine months ended June 30, 2017, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $0, $0 and $0, respectively. During the nine months ended

June 30, 2016, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $0, $2 and $0, respectively.
A summary of FGL’s outstanding stock options as of June 30, 2017, and related activity during the nine months then ended, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2016	346	$22.40
Granted	47	23.35
Exercised	(15)	18.53
Forfeited or expired	(14)	20.91
Stock options outstanding at June 30, 2017	364	22.74
Exercisable at June 30, 2017	203	21.21
Vested or projected to vest at June 30, 2017	364	22.74
The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model and based on the value of FGL's common stock for stock options granted during the nine months ended June 30, 2017:

Weighted average fair value per options granted	$2.57
Risk-free interest rate	1.11%
Assumed dividend yield	1.12%
Expected option term	2.0 years
Volatility	20.00%

The dividend yield is based on the expected dividend rate during the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of FGL’s stock prices after the announcement of a then-anticipated merger transaction as well as the estimated timing of the anticipated closing of a transaction. The expected life of the options granted represents the period of time from the grant date to the estimated closing date of a then-anticipated merger transaction, reflecting the midpoint of possible scenarios.

FGL granted 29 thousand and 26 thousand restricted shares to a certain officer in the nine months ended June 30, 2017 and June 30, 2016, respectively. These shares vest in equal installments over a period of 3 years. The total fair value of the restricted shares granted in the nine months ended June 30, 2017 and 2016 was $1 and $1, respectively.
A summary of FGL’s nonvested restricted shares outstanding as of June 30, 2017, and related activity during the nine months then ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding at September 30, 2016	154	$22.91
Granted	29	23.35
Vested	(90)	21.85
Forfeited	(5)	22.73
Nonvested restricted shares outstanding at June 30, 2017	88	24.14
FGL granted 487 thousand Performance Restricted Stock Unit (“PRSU”) awards to officers in the nine months ended June 30, 2017. These units vest on September 30, 2019, contingent on the satisfaction of performance criteria and on the officer’s continued employment unless otherwise noted in the agreement. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period. PRSUs subject to vesting are adjusted based on FGL's financial yearly performance, which is evaluated on two non-GAAP measures: (1) adjusted operating income, and (2) book value per share excluding AOCI. Depending on the performance results for each year, the ultimate payout of PRSUs could range from 70% to 200% of the target award for each year. One-third of the award is earned based on each year’s results. If the officer elects to retire on or after reaching age 60 and completing at least five years of continuous service with the Company, the officer will become vested in the PRSUs for the performance years prior to the year in which the retirement occurs and will forfeit the PRSUs for the performance year in which the retirement occurs and later performance years. Compensation expense for the awards granted to officers who are or will be eligible to elect early vesting under this retirement provision is recognized over a shorter service period which assumes the officer elects retirement when eligible. The total fair value of the PRSUs granted in 2017 assuming attainment of the target performance level in each year was $13.
The PRSUs granted in 2017 can only be settled in cash and, therefore, are classified as a liability plan. For these awards, the settlement value is classified as a liability in "Other liabilities" on the Consolidated Balance Sheets and the liability is adjusted to the current fair value (market value of the underlying stock) through net income at the end of each reporting period, which will cause volatility in net income (loss) as a result of changes in the fair value of FGL’s stock. At June 30, 2017, the liability for PRSUs was based on the number of units expected to vest, the elapsed portion of the service period and the fair value of FGL’s common stock on that date which was $31.05.
PRSUs granted in 2014 and 2015 were also adjusted based on FGL's yearly financial performance, which was evaluated on two non-GAAP measures: (1) pre-tax adjusted operating income, and (2) return on equity. Depending on the performance results for each year, the ultimate payout of these PRSUs could range from zero to 200% of the target award for each year. One-half of the award was earned based on each year’s results for the awards granted in 2015. One-third of the award was earned based on each year's results for the awards granted in 2014. Based on the results achieved in 2016, a total of 11 thousand additional PRSUs were earned and vested during the nine months ended June 30, 2017 and the total fair value of the additional PRSUs earned in 2016 was $0.
In fourth quarter 2016, FGL decided to settle the Performance Restricted Stock Unit (“PRSU”) awards granted in 2014 and 2015 in cash upon vesting and, therefore, reclassified these awards from equity to Other Liabilities. The liability for the PRSUs was valued at fair value (market value of the underlying stock) upon reclassification. A total of 634 thousand PRSUs became fully vested as of September 30, 2016 with a total cash payment of $15 made in November 2016 based on the fair value of the award at the time of settlement, which was $23.30 per PRSU.
A summary of nonvested PRSUs outstanding as of June 30, 2017, and related activity during the period then ended, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Weighted Average Grant Date Fair Value
PRSUs outstanding at September 30, 2016	—	$—
Granted	498	27.43
Vested	(11)	17.82
Forfeited or expired	—	—
PRSUs outstanding at June 30, 2017	487	27.65

FGLH Plans
A summary of FGLH's outstanding stock options as of June 30, 2017, and related activity during the nine months then ended, is as follows (share amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2016	82	$44.82
Granted	—	—
Exercised	(11)	46.51
Forfeited or expired	—	—
Stock options outstanding at June 30, 2017	71	44.57
Vested and exercisable at June 30, 2017	71	44.57
At June 30, 2017, the liability for vested or expected to vest stock options was based on the fair values of the outstanding options. The following assumptions were used in the determination of these fair values using the Black-Scholes option pricing model and based on the value of FGLH's common stock:

Weighted average stock option fair value	$121.78
FGLH common stock fair value	$167.01
FGL common stock fair value	$31.05
Risk-free interest rate	1.12%
Assumed dividend yield	1.09%
Expected option term	0.50
Volatility	5.00%
The primary input used in the determination of the fair value of FGLH's common stock is the value of the Company's common stock and a discount for lack of liquidity which was decreased to 5.0% from the assumption used at March 31, 2017 of 7.5%. The dividend yield is based on the expected dividend rate during the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at June 30, 2017. Expected volatility is based on the historical volatility of FGL’s stock prices after the announcement of the anticipated merger transaction with CF Corp. The expected life of the options granted represents the period of time from June 30, 2017 to the estimated closing date of the anticipated merger transaction with CF Corp.
At June 30, 2017, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $9, $9 and $9, respectively. At June 30, 2017, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 2 years, 2 years and 2 years, respectively. The intrinsic value of stock options exercised and the amount of cash paid upon exercise during the nine months ended June 30, 2017 and 2016 was $1 and $0, respectively.
The amount of cash paid upon vesting for restricted stock units which vested during the nine months ended June 30, 2017 and 2016 was $0 and $2, respectively.
(11) Income Taxes

The provision for income taxes represents federal income taxes. The effective tax rate for the three and nine months ended June 30, 2017 was 33% and 34%, respectively. The effective tax rate for the three and nine months ended June 30, 2016 was 38% and 36%, respectively. The effective tax rate on pre-tax income for the three and nine months ended June 30, 2017differs from the U.S Federal statutory rate primarily due to the impact of favorable permanent adjustments. The effective tax rate on pre-tax income for the three and nine months ended June 30, 2016 differs from the U.S. Federal statutory rate primarily due to changes in the Company’s valuation allowance.

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
As of June 30, 2017, the Company had a partial valuation allowance of $51 against its gross deferred tax assets of $377. The valuation allowance is an offset to the non-life company deferred tax assets that are considered more likely than not to be unrecoverable due to insufficient sources of future income. In addition, the company has gross deferred tax liabilities on unrealized gains of $337 for a net DTL of $11.
(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of June 30, 2017 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

Asset Type	June 30, 2017
Other invested assets	$122
Equity securities, available-for-sale	33
Other assets	25
Total	$180
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
FGL is assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At June 30, 2017, FGL has accrued $2 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.
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
On January 2, 2015, the Court entered Final Judgment in Cressy, certifying the class for settlement purposes, and approving the class settlement reached on April 4, 2014. On August 10, 2015, the Company tendered $1 to the Settlement Administrator for a claim review fund. The Company implemented an interest enhancement feature for certain policies as part of the class settlement, which enhancement began on October 12, 2015. On October 24, 2016, the parties filed a Joint Motion to amend the January 2, 2015 Final Order and Judgment, to extend the deadline for settlement completion from October 24, 2016 to December 5, 2016. On December 5, 2016, Plaintiff Cressy filed a Notice of Filing Declaration of Settlement Administrator and Status of Completion of Settlement; the Declaration of Settlement Administrator included a certification by the Settlement Administrator that the Company had complied in all respects with the class settlement and that all eligible claims had been paid and the interest enhancement had been implemented pursuant to the terms of the class settlement. On March 24, 2017, the Court entered a Minute Order indicating that it was satisfied that the parties had fully and finally performed all of the terms of the settlement and recorded the matter as complete without the need for any further hearings.
At June 30, 2017, the Company estimated the total cost for the settlement, legal fees and other costs related to Cressy would be $9, with no liability remaining for the unpaid portion of the estimate. The Company has incurred and paid $6 related to legal fees and other costs and $3 related to settlement costs as of June 30, 2017. Based on the information currently available the Company does not expect the actual cost for settlement, legal fees and other related costs to differ materially from the amount accrued.
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri (the "District Court"), captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. Harbinger Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Re (Cayman) Ltd. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), requests injunctive and declaratory relief and seeks unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims Plaintiff Ludwick overpaid $0 for her annuity. On February 12, 2016, the District Court granted the Defendants’ joint motion to dismiss the Plaintiff’s claims. On March 3, 2016, Plaintiff Ludwick filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”). On April 13, 2017, the Court of Appeals affirmed the District Court’s decision to dismiss the Plaintiff’s claims. The Plaintiff has no appeal as of right from the Court of Appeals’ decision but may seek discretionary review by the Court of Appeals en banc or by the United States Supreme Court. The Plaintiff’s time to seek discretionary review of this matter expired on July 12, 2017. We do not believe that the Plaintiff has sought a discretionary review of this matter prior to such date. As of the date of this report, FGL does not have sufficient information to determine whether it has exposure to any losses that would be either probable or reasonably estimable beyond an expense contingency estimate of $2, which was accrued during the year ended September 30, 2016.

(13) Reinsurance
The effect of reinsurance on premiums earned and benefits incurred and reserve changes (net benefits incurred) for the three and nine months ended June 30, 2017 and 2016 were as follows:

	Three months ended				Nine months ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$59	$296	$69	$281	$175	$708	$196	$789
Assumed	—	—	—	—	—	—	—	1
Ceded	(47)	(61)	(48)	(65)	(149)	(185)	(144)	(205)
Net	$12	$235	$21	$216	$26	$523	$52	$585
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the three and nine months ended June 30, 2017 and 2016, the Company did not write off any reinsurance balances. During the three and nine months ended June 30, 2017 and 2016, the Company did not commute any ceded reinsurance.
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
At June 30, 2017 and September 30, 2016, the Company's reinsurance recoverable related to FSRCI included $1,037 and $1,120, respectively, and funds withheld for reinsurance liabilities included $1,104 and $1,172, respectively.

Below are the ceded operating results to FSRCI for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
Revenues:	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Premiums	$—	$1	$1	$2
Net investment income	12	15	35	47
Net investment gains (losses)	7	(3)	10	(10)
Insurance and investment product fees	1	1	2	3
Total revenues	20	14	48	42

Benefits and expenses:
Benefits and other changes in policy reserves	(11)	(12)	(27)	(36)
Acquisition & operating expenses, net of deferrals	(1)	(1)	(3)	(3)
Total benefits and expenses	(12)	(13)	(30)	(39)

Operating income	$8	$1	$18	$3
FGL Insurance invested in CLO securities issued by Fortress Credit Opportunities III CLO LP ("FCO III") and also invested in securities issued by Fortress Credit BSL Limited ("Fortress BSL"). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC, which acquired interests greater than 10% ownership in HRG as of September 30, 2014. In March 2016, Hildene Leveraged Credit, LLC (“HLC”) sold four CLOs to Fortress Investment Group LLC.  The four Hildene CLOs are now managed by an affiliate of Fortress Investment Group LLC, Fortress Credit Advisors, LLC.  As of June 30, 2017, the Company held two of these CLOs. In August 2016, FGL purchased a commercial real estate CLO from Fortress Investment Group LLC. In October 2016, FGL purchased bonds of Spectrum Brands, Inc., a wholly owned subsidiary of HRG Group, and in March 2017, FGL purchased asset backed CLOs from FCO III. The carrying value of these affiliated investments as of June 30, 2017 and September 30, 2016 are disclosed in the tables below.
FGL Insurance participates in loans to third parties originated by Salus, an affiliated, limited liability company indirectly owned by HRG. Salus is also considered a VIE as described in “Note 4. Investments” to the Company’s unaudited Condensed Consolidated Financial Statements. Salus originated senior secured asset-based loans to unaffiliated third-party borrowers. In January 2014, FSRCI acquired preferred equity interests in Salus which have a 10% per annum return and a total par value of $30 which is included in the FSRCI funds withheld portfolio. Accordingly, all income on this asset is ceded to FSRCI. The Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests. The carrying value of these investments in Salus as of June 30, 2017 and September 30, 2016 are disclosed in the tables below.

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
Please refer to "Note 5. Derivative Financial Instruments" to the Company’s unaudited Condensed Consolidated Financial Statements for disclosure of the Canadian dollar foreign exchange swap agreement activity for the year on our Salus loan participations.

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

The Company’s related party investments as of June 30, 2017 and September 30, 2016, and related net investment income for the three and nine months ended June 30, 2017 and 2016 are summarized as follows:

		June 30, 2017
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Fortress Investment Group CLOs	Fixed maturities, available-for-sale	174	2	176
Spectrum Brands, Inc.	Fixed maturities, available for sale	2	—	2
Salus preferred equity (a)	Equity securities, available-for-sale	1	—	1
HGI energy loan (b)	Related party loans	71	—	71
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) The HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		September 30, 2016
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed maturities, available for sale	$19	$—	$19
Fortress Investment Group CLOs	Fixed maturities, available for sale	225	2	227
Salus preferred equity(a)	Equity securities, available for sale	3	—	3
Salus participations (b)	Other invested assets	21	—	21
HGI energy loan (c)	Related party loans	71	—	71
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) Includes loan participations with 4 different borrowers with an average loan fair value of $5 as of September 30, 2016.
(c) The HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		Three months ended		Nine months ended
		June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Type	Investment Income Classification	Net investment income	Net investment income	Net investment income	Net investment income
Salus CLOs	Fixed maturities	$—	$2	$1	$7
Fortress Investment Group CLOs	Fixed maturities	3	2	8	6
Salus participations	Other invested assets	—	1	—	4
EIC Participations	Other invested assets	—	1	—	1
HGI energy loan	Related party loans	—	1	—	3
The Company had net realized foreign exchange losses of $0 and $2 for the three and nine months ended June 30, 2017 and $1 and $4 for the three and nine months ended June 30, 2016, respectively, related to its CAD denominated loan participations originated by Salus. Additionally, the Company had net foreign exchange derivative and embedded derivative gains (losses) of $0 and $0 for the three and nine months ended June 30, 2017, respectively, and losses of $3 and $3 for the three and nine months ended June 30, 2016, respectively, including losses on CAD currency forward contracts, included in net investment gains (losses). See "Note 5. Derivative Financial Instruments" to the Company’s unaudited Condensed Consolidated Financial Statements for further details.
In August 2016, FGL Insurance exchanged the $71 2013 HGI Energy Loan issued by HGI Energy for new notes issued by HGI Energy for the same fair value with an August 2017 maturity date. The new notes issued are held in the FSRCI funds withheld portfolio. Effective May 1, 2017, FGL Insurance and HGI Energy extended the maturity date of the new notes until the earlier of: June 30, 2018 or a change in control of FGL Insurance. In addition, the parties have agreed to increase the rate of interest on the “New Notes” from 0.71% to 1.50% on August 22, 2017.
The Company’s gross realized gains and net realized impairment losses on related party investments as of June 30, 2017 and September 30, 2016 are summarized as follows:

		Three months ended		Nine months ended
		June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Type	Investment Income Classification	Net realized gains (losses)	Net realized gains (losses)	Net realized gains (losses)	Net realized gains (losses)
Salus CLOs (a)	Fixed maturities	$(1)	$(4)	$(2)	$(9)
Salus participations (b)	Other invested assets	1	(3)	—	(3)
Salus preferred equity (c)	Other invested assets	—	—	(3)	—
(a) Net of impairments of $1 and $2 for the three and nine months ended June 30, 2017, respectively. Net of impairments of $4 and $9 for the three and nine months ended June 30, 2016, respectively.
(b) Net of impairments of $(1) and $1 for the three and nine months ended June 30, 2017, respectively. Net of impairments of $9 and $10 for the three and nine months ended June 30, 2016, respectively.
(c) Net of impairments of $0 and $3 for the three and nine months ended June 30, 2017, respectively. Net of impairments of $0 and $0 for the three and nine months ended June 30, 2016, respectively.

During the three and nine months ended June 30, 2017, the Company has investment management agreements with Salus, a wholly-owned subsidiary of HGI Asset Management Holdings, LLC, which is also a wholly owned subsidiary of HRG. During the three and nine months ended June 30, 2016, the Company has investment management agreements with Salus, CorAmerica Capital, LLC and Energy & Infrastructure Capital, LLC ("EIC"), all wholly-owned subsidiaries of HGI Asset Management Holdings, LLC, which is also a wholly owned subsidiary of HRG. The agreement for EIC was terminated in July 2016, and CorAmerica is no longer a wholly-owned subsidiary of HGI Asset Management Holdings. The Company paid management fees to these entities for the services provided under these agreements, which are usual and customary for these types of services, as follows:

	Three months ended		Nine months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
CorAmerica Capital, LLC	—	1	1	2
(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Three months ended		Nine months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income attributable to common shares - basic	$32	$10	$162	$67

Weighted-average common shares outstanding - basic	58,335	58,310	58,314	58,279
Dilutive effect of unvested restricted stock & PRSU	37	319	39	293
Dilutive effect of stock options	73	27	38	27
Weighted-average shares outstanding - diluted	58,445	58,656	58,391	58,599

Net income per common share:
Basic	$0.54	$0.16	$2.78	$1.14
Diluted	$0.54	$0.16	$2.77	$1.14
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
The calculation of diluted earnings per share for the three and nine months ended June 30, 2017 and 2016 excludes the incremental effect related to certain outstanding stock options and restricted shares due to their anti-dilutive effect. The number of weighted average equivalent shares excluded is 0 thousand and 10 thousand shares for the three months ended June 30, 2017 and 2016, respectively and 1 thousand and 7 thousand shares for the nine months ended June 30, 2017 and 2016, respectively. In the fourth quarter 2016, the Company decided to settle the performance restricted stock units granted in 2015 and 2016 in cash upon vesting and, therefore, the performance restricted stock units are excluded from the computation of diluted earnings per share in the three and nine months ended June 30, 2017.   Also, performance restricted stock units granted in 2017 under the FGL plan and stock-based compensation awards under the FGLH Plans are settled in cash and, therefore, are excluded from the computation of diluted earnings per share.

(16) Insurance Subsidiary Financial Information and Regulatory Matters
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $115 and $201 at June 30, 2017 and September 30, 2016, respectively.
Effective April, 1 2017, FGL Insurance and Raven Re amended the reinsurance treaty and related trust and letter of credit agreements to extend the term of the letter of credit which would have matured on September 30, 2017. The amendments added additional in-force business to the reinsurance treaty (fixed indexed annuities without a guaranteed minimum withdrawal benefit rider and multi-year guarantee annuities (“MYGA”) issued between

January 1, 2011 and December 31, 2016). No initial ceding commission was paid or received by FGL Insurance or Raven Re in connection with the cession of additional in-force business. No assets were transferred to or from FGL Insurance or Raven Re in connection with the cession of additional in-force business. The amendments extended the letter of credit for an additional five year period and reduced the face amount of the letter of credit at April 1, 2017 from $183 to $115.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $6 and $4 at June 30, 2017 and September 30, 2016, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and (deficit) surplus would be $(19) and $5 as of June 30, 2017 and September 30, 2016, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by National Association of Insurance Commissioners (“NAIC”) 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at June 30, 2017 and September 30, 2016 was $102 and $210, respectively.

On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $29 increase to statutory capital and surplus at June 30, 2017. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $806 (unaudited) to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which had the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practices have no impact on the Company’s unaudited Condensed Consolidated Financial Statements which are prepared in accordance with GAAP.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in “Risk Factors” included in our Annual Report on Form 10-K, for the year ended September 30, 2016 (“2016 Form 10-K”), which can be found at the U.S. Securities & Exchange Commission's ("SEC's") website, www.sec.gov. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	the ability to satisfy the closing conditions, including regulatory approvals, contained in the Merger agreement;

•	the impact on the stock price, business, financial condition and results of operations if the proposed merger is not consummated or not consummated timely;

•	the impact of the operating restrictions in the Merger Agreement and their impact on FGL;

•	litigation arising from the proposed merger;

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

Introduction
Management's discussion and analysis reviews our consolidated financial position at June 30, 2017 (unaudited) and September 30, 2016, and the unaudited consolidated results of operations for the three and nine months ended June 30, 2017 and 2016 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Fidelity & Guaranty Life ("FGL"), which was included with our audited consolidated financial statements for the year ended September 30, 2016 included within the Company’s 2016 Form 10-K. Certain statements we make under this Item 2 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" in this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, and our filings with the SEC, including our 2016 Form 10-K, which can be found at the SEC website, www.sec.gov. In this Quarterly Report on Form 10-Q we refer to the three months ended June 30, 2017 and 2016 as the "Fiscal 2017 Quarter" and the "Fiscal 2016 Quarter", respectively and the nine months ended June 30, 2017 and 2016 as the "Fiscal 2017 Nine Months" and the "Fiscal 2016 Nine Months", respectively.
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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of June 30, 2017, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $3 billion and 3%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.

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
Annuity and Life Sales
Sales of annuities and IULs by quarter were as follows:

	Annuity Sales		IUL Sales
(dollars in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
First fiscal quarter	$648	$489	$17	$13
Second fiscal quarter	732	601	14	11
Third fiscal quarter	582	832	9	15
Total	$1,962	$1,922	$40	$39
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
Critical Accounting Policies and Estimates
The preparation of the Company’s unaudited Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three and nine months ended June 30, 2017, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s 2016 Form 10-K as filed with the SEC.
Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to the Company’s Consolidated Financial Statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following tables set forth the consolidated results of operations and compare the amount of the change between the fiscal periods:

	Fiscal Quarter			Fiscal Nine Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Revenues:
Premiums	$12	$21	$(9)	$26	$52	$(26)
Net investment income	257	236	21	744	685	59
Net investment gains (losses)	67	(28)	95	199	(7)	206
Insurance and investment product fees and other	44	32	12	126	93	33
Total revenues	380	261	119	1,095	823	272
Benefits and expenses:
Benefits and other changes in policy reserves	235	216	19	523	585	(62)
Acquisition and operating expenses, net of deferrals	40	28	12	101	83	18
Amortization of intangibles	51	(4)	55	207	34	173
Total benefits and expenses	326	240	86	831	702	129
Operating income	54	21	33	264	121	143
Interest expense	(6)	(5)	(1)	(18)	(17)	(1)
Income before income taxes	48	16	32	246	104	142
Income tax expense	(16)	(6)	(10)	(84)	(37)	(47)
Net income	$32	$10	$22	$162	$67	$95
Annuity sales during the Fiscal 2017 Quarter and the Fiscal 2016 Quarter were $582 and $832, respectively, including FIA sales of $455 and $495, respectively. Annuity sales during the Fiscal 2017 Nine Months and the Fiscal 2016 Nine Months were $1,962 and $1,922, respectively, including $1,444 and $1,350, respectively, of FIA sales. FIA sales in the current quarter reflect continued strong and productive partnerships with our IMO's, but as expected, FIA sales were down from the prior year quarter as we continue to maintain a disciplined approach to achieve new business profitability and capital targets. Furthermore, FIA sales levels were influenced from an overall industry decline in FIA sales over the past two quarters as carriers and IMO's focused on the Department of Labor ("DOL") fiduciary rule implementation. Sales of multi-year guarantee annuities ("MYGA") were $127 in the current quarter as compared to $180 in the same period last year and $382 in the Fiscal 2017 Nine Months as compared to $415 in the Fiscal 2016 Nine Months. The Fiscal 2017 Nine Months and Fiscal 2016 Nine Months reflects $136 and $157 funding agreement, respectively, with Federal Home Loan Bank, under an investment spread strategy. These funding agreements are reflected as an institutional spread based product and we view this volume as subject to fluctuation period to period. Indexed universal life ("IUL") sales during the Fiscal 2017 Quarter and the Fiscal 2016 Quarter were $9 and $15, respectively and $40 and $39, respectively, during the Fiscal 2017 Nine Months and Fiscal 2016 Nine Months. The decline in IUL sales during the Fiscal 2017 Quarter reflects our focus on quality of new business and pricing discipline to achieve profitability and capital targets.
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
Premiums decreased $9, or 43%, from $21 in the Fiscal 2016 Quarter to $12 in the Fiscal 2017 Quarter primarily due to higher life-contingent immediate annuity premiums during the Fiscal 2016 Quarter, resulting from an increase in deferred annuity policies reaching the required annuitization period.
Premiums decreased $26, or 50%, from $52 in the Fiscal 2016 Nine Months to $26 in the Fiscal 2017 Nine Months primarily due the reinstatement of a reinsurance treaty with a third party reinsurer during the March 2017 quarter with a partial offset in benefits and other changes in policy reserves. Also contributing to the decrease was higher life-contingent immediate annuity premiums during the Fiscal 2016 Nine Months, resulting from an increase in deferred annuity policies reaching the required annuitization period.
Net investment income
Below is a summary of the major components included in net investment income for the Fiscal 2017 Quarter, Fiscal 2016 Quarter, Fiscal 2017 Nine Months and the Fiscal 2016 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Fixed maturity securities, available-for-sale	$242	$223	$19	$706	$644	$62
Equity securities, available-for-sale	11	7	4	31	23	8
Commercial mortgage loans, related party loans, invested cash, short term investments, and other investments	10	11	(1)	24	32	(8)
Gross investment income	263	241	22	761	699	62
Investment expense	(6)	(5)	(1)	(17)	(14)	(3)
Net investment income	$257	$236	$21	$744	$685	$59
Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Fiscal Quarter			Fiscal Nine Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Yield on AAUM (at amortized cost)	5.01%	5.01%	—%	4.92%	4.93%	(0.01)%
Less: Interest credited and option cost	(2.47)%	(2.60)%	0.13%	(2.51)%	(2.66)%	0.15%
Net investment spread	2.54%	2.41%	0.13%	2.41%	2.27%	0.14%
AAUM	$20,569	$18,854	$1,715	$20,153	$18,523	$1,630

•	The increase in net investment income of $21, or 9%, from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter was due to an increase in AAUM (volume).

•	The increase in net investment income of $59, or 9%, from the Fiscal 2016 Nine Months to the Fiscal 2017 Nine Months was primarily due an increase AAUM (volume) period over period.

•
The increase in AAUM of $1.7 billion or 9% from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter and $1.6 billion or 9% from the Fiscal 2016 Nine Months to the Fiscal 2017 Nine Months was primarily due to new business sales over the past year, and stable in-force retention trends.

Net investment gains (losses)
Below is a summary of the major components included in net investment gains for the Fiscal 2017 Quarter, Fiscal 2016 Quarter, Fiscal 2017 Nine Months and the Fiscal 2016 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net realized (losses) on available-for-sale securities	$(6)	$(7)	$1	$(23)	$(6)	$(17)
Realized and unrealized gains on certain derivative instruments	82	16	66	230	26	204
Change in fair value of reinsurance related embedded derivative	(9)	(37)	28	(8)	(27)	19
Net investment gains (losses)	$67	$(28)	$95	$199	$(7)	$206

•	Net realized and unrealized gains on certain derivative instruments increased $66 from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter. See the table below for primary drivers of this decrease.

•
The fair value of the reinsurance related embedded derivative decreased $9 during the Fiscal 2017 Quarter compared to a decrease of $37 during the Fiscal 2016 Quarter, for a period over period increase of $28. Specifically, the current quarter decrease of $9 was due to a corresponding increase in fair value of the underlying FSRCI funds withheld ("FWH") portfolio; primarily resulting from lower treasury rates and credit spread tightening within corporate spreads. Comparatively, the fair value of the FSRCI FWH portfolio increased $37 during the Fiscal 2016 Quarter primarily resulting from appreciation in energy and commodities sector assets (including energy and metals) which underperformed in the first half of 2016 but rebounded during the prior year quarter along with overall capital market improvements.

•
The increase in net investment losses on available-for-sale securities of $17 from the Fiscal 2016 Nine Months to the Fiscal 2017 Nine Months was the result of a decrease in net trading gains during the current year compared to the prior year, partially offset by a year over year decrease in impairments. The $23 of realized loss on available-for-sale securities during the Fiscal 2017 Nine Months include $1 of net trading losses and $22 of impairment losses related to corporates, other invested assets and asset backed securities, comprised primarily of $20 credit-related impairment loss on debt securities related to investments in First National Bank Holding Co. Comparatively, the $6 of net realized losses on available-for-sale securities for the Fiscal 2016 Nine Months include $28 of impairments related to corporate bonds and asset-backed-securities, partially offset by $22 of net trading gains primarily related to the redemption and sale of corporate bonds. Refer to "Note 4. Investments" of our unaudited Condensed Consolidated Financial Statements for additional details.

•
Net realized and unrealized gains on certain derivative instruments increased $204 from the Fiscal 2016 Nine Months to the Fiscal 2017 Nine Months. See table below for primary drivers of these increases.

We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity, bond and gold market indices.
The components of the realized and unrealized gains on certain derivative instruments hedging our indexed annuity and universal life products are as follows:

	Fiscal Quarter			Fiscal Nine Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Call options:
Gains (losses) on option expiration	$72	$(36)	$108	$144	$(88)	$232
Change in unrealized gains	9	50	(41)	81	109	(28)
Futures contracts:
Gains (losses) on futures contracts expiration	1	4	(3)	5	2	3
Change in unrealized gains/losses	—	(2)	2	—	3	(3)
Total net change in fair value	$82	$16	$66	$230	$26	$204

Change in S&P 500 Index during the period	3%	2%	1%	12%	9%	3%

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

•
The increase in certain derivative instruments from the Fiscal 2016 Quarter to the Fiscal 2017 Quarter and from the Fiscal 2016 Nine Months to the Fiscal 2017 Nine Months was primarily due to the change in net realized and unrealized gains/losses on call options and future contracts during the respective quarters, as well as timing of option purchases and expirations. The S&P 500 Index increased 3% and 2% during the Fiscal 2017 Quarter and Fiscal 2016 Quarter, respectively, and increased 12% and 9% during the Fiscal 2017 Nine Months and Fiscal 2016 Nine Months, respectively (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).

The average index credits to policyholders were as follows:

	Fiscal Quarter			Fiscal Nine Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Average Crediting Rate	5%	—%	5%	4%	1%	3%
S&P 500 Index:
Point-to-point strategy	4%	—%	4%	4%	1%	3%
Monthly average strategy	4%	—%	4%	3%	1%	2%
Monthly point-to-point strategy	6%	—%	6%	4%	—%	4%
3 year high water mark	13%	14%	(1)%	13%	16%	(3)%

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

•
The credits for the Fiscal 2017 Quarter and the Fiscal 2016 Quarter were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. Favorable volatility at different points in these periods caused an increase in crediting rates in the point-to-point, monthly point-to-point and monthly average strategies due to higher equity returns in the Fiscal 2017 Quarter.

•
The credits for the Fiscal 2017 Nine Months and the Fiscal 2016 Nine Months were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. Unfavorable volatility at different points in these periods caused an decline in crediting rates for the 3 year high water mark strategy in the Fiscal 2017 Nine Months.

Insurance and investment product fees and other
Below is a summary of the major components included in Insurance and investment product fees and other for the Fiscal 2017 Quarter, Fiscal 2016 Quarter, Fiscal 2017 Nine Months and the Fiscal 2016 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
Insurance and investment product fees and other:	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Surrender charges	$9	$5	$4	$25	$15	$10
Cost of insurance fees and other income	35	27	8	101	78	23
Total insurance and investment product fees and other	$44	$32	$12	$126	$93	$33

•
Insurance and investment product fees and other consists primarily of the cost of insurance, policy rider fees and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations).

•
The $12 increase in total insurance and investment product fees and other in the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter and the $33 increase in the Fiscal 2017 Nine Months compared to the Fiscal 2016 Nine Months was primarily due to increases in rider fees on FIA policies as well as increases in cost of insurance ("COI") charges on IUL policies over the past year. Specifically, guaranteed minimum withdrawal benefit ("GMWB") rider fees increased by $5 and $12 in the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter and the Fiscal 2017 Nine Months compared to the Fiscal 2016 Nine Months, respectively. This growth is a result of growth in benefit base, which is partially offset by a corresponding increase in income rider reserves (included in Benefits and other changes in policy reserves). GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year. Thus, FIA sales and growth of benefit base in Fiscal 2016 resulted in higher fee income due to policyholder anniversary dates in the current quarter. The COI charges on IUL policies also increased $3 and $10 quarter over quarter and year over year, respectively, due to continued growth in life sales over the past year.

•
The period over period increase in surrender charges of $4 in the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter and the increase of $10 in the Fiscal 2017 Nine Months compared to the Fiscal 2016 Nine Months was primarily due to surrender charges from policyholder lapses during their respective surrender charge periods. These surrender charges protect the Company from premature withdrawals. The lower interest rate environment in prior years resulted in lower than expected surrenders, relative to the current interest rate environment thus resulting in higher surrender charge experience period over period.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the Fiscal 2017 Quarter, Fiscal 2016 Quarter, Fiscal 2017 Nine Months and the Fiscal 2016 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
FIA market value option liability change	$17	$53	$(36)	$92	$120	$(28)
FIA present value future credits & guarantee liability change	(16)	43	(59)	(177)	97	(274)
Index credits, interest credited & bonuses	182	65	117	475	213	262
Annuity Payments	37	41	(4)	115	124	(9)
Other policy benefits and reserve movements	15	14	1	18	31	(13)
Total benefits and other changes in policy reserves	$235	$216	$19	$523	$585	$(62)
Quarter over Quarter

•
The FIA market value option liability change increased $17 during the Fiscal 2017 Quarter compared to a $53 increase during the Fiscal 2016 Quarter and was driven by the corresponding change in fair value of FIA options during the respective periods. In general, a decrease or increase in market value of derivative assets hedging FIA index credits will result in a corresponding decrease or increase in the market value option liability, respectively. See table above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•
The FIA present value of future credits and guarantee liability change decreased $16 during the Fiscal 2017 Quarter compared to a $43 increase during the Fiscal 2016 Quarter. The quarter over quarter decrease was primarily due to an increase in long durations risk free rates, which resulted in a corresponding decrease in reserves of $10 during the period compared to a decrease in longer duration risk free rates during the Fiscal 2016 Quarter, which resulted in a corresponding increase in reserves of $53 during the prior year quarter.

•
Index credits, interest credited & bonuses were $182 during the Fiscal 2017 Quarter compared to $65 during the Fiscal 2016 Quarter. The quarter over quarter increase of $117 was primarily due to higher index credits on FIA policies reflecting the favorable performance of the S&P 500 Index relative to the S&P 500 Index level on the policyholder buy dates and related increase in proceeds which fund FIA index credits. Fixed interest credits remained in line with historical experience during the Fiscal 2017 and 2016 Quarters.

Fiscal Nine Months Period over Period

•
The FIA market value option liability change increased $92 during the Fiscal 2017 Nine Months compared to a $120 increase during the Fiscal 2016 Nine Months and was driven by the corresponding change in fair value of FIA options during the respective periods. In general, a decrease or increase in market value of derivative assets hedging FIA index credits will result in a corresponding decrease or increase in the market value option liability, respectively. See table above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•
The FIA present value of future credits and guarantee liability change decreased $177 during the Fiscal 2017 Nine Months compared to a $97 increase during the Fiscal 2016 Nine Months. An increase in longer duration risk free rates during the Fiscal 2017 Nine Months decreased reserves by $179 compared to a decrease in longer duration risk free rates during the Fiscal 2016 Nine Months and corresponding increase in reserves of $113.

•
Index credits, interest credited & bonuses were $475 during the Fiscal 2017 Nine Months compared to $213 during the Fiscal 2016 Nine Months. The period over period increase of $262 was primarily due to higher index credits on FIA policies reflecting the favorable performance of the S&P 500 Index relative to the S&P 500 Index level on the policyholder buy dates and related increase in proceeds which fund FIA index credits. Fixed interest credits remained in line with historical experience during the Fiscal 2017 Nine Months and the Fiscal 2016 Nine Months.

Acquisition and operating expenses, net of deferrals
Below is a summary of the major components included in acquisition and operating expenses, net of deferrals for the Fiscal 2017 Quarter, Fiscal 2016 Quarter, Fiscal 2017 Nine Months and the Fiscal 2016 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
Acquisition and operating expenses, net of deferrals:	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
General expenses	$35	$26	$9	$90	$77	$13
Acquisition expenses	72	88	(16)	245	236	9
Deferred acquisition costs	(67)	(86)	19	(234)	(230)	(4)
Total acquisition and operating expenses, net of deferrals	$40	$28	$12	$101	$83	$18

•
General expenses increased $9 in the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter, primarily due to an increase in merger transaction costs of $6 and stock compensation expense of $3 related to legacy incentive compensation plans during the current quarter compared to the prior quarter.

•
General expenses increased $13 in the Fiscal 2017 Nine Months compared to the Fiscal 2016 Nine Months, primarily driven by $5 increase in expenses due to planned headcount growth and an increase in merger transaction costs and stock compensation expense related to legacy incentive compensation plans of $6 period over period.

•
Gross acquisition expenses decreased $16 in the Fiscal 2017 Quarter compared to the Fiscal 2016 Quarter and increased $9 in the Fiscal 2017 Nine Months compared to the Fiscal 2016 Nine Months. The decrease in the Fiscal 2017 Quarter is due to lower commissions driven by a decrease in annuity sales. The increase in the Fiscal 2016 Nine Months is due to higher commissions driven by increased FIA sales, primarily during the first and second fiscal quarters. These fluctuations were partially offset by a corresponding increase and decrease in deferred acquisition costs of $19 and $4 in the current fiscal quarter and nine months, respectively.

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for the Fiscal 2017 Quarter, Fiscal 2016 Quarter, Fiscal 2017 Nine Months and the Fiscal 2016 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
Amortization of intangibles related to:	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Unlocking	$—	$(3)	$3	$(3)	$(11)	$8
Interest	(14)	(10)	(4)	(42)	(33)	(9)
Amortization	65	9	56	252	78	174
Total amortization of intangibles	$51	$(4)	$55	$207	$34	$173

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization and overhead expenses). The increase in total net amortization during the Fiscal Quarter and Fiscal Nine Months of $55 and $173, respectively, was primarily due to higher actual gross profits ("AGPs") on the DAC lines of business (LOBs), excluding the impact of the reinsurance related embedded derivative.

•
The quarter over quarter increase in AGPs was primarily driven by the current quarter favorable reserve impact of risk free rates compared to the unfavorable impact in the Fiscal 2016 Quarter, as well as an increase in net investment income as discussed above. The year over year increase in AGPs was primarily driven by a decrease in reserves, year over year, specifically the FIA present value of future credits and guarantee liability, due to the impact of longer duration risk free rates. See above for additional details of the corresponding reserve changes. Also contributing to the increase in AGPs year over year was the increase in net investment income as discussed above.
Other items affecting net income
Interest expense
The interest expense and amortization of debt issuance costs of the Company's debt for the three and nine months ended June 30, 2017 and 2016, respectively, were as follows:

	Fiscal Quarter			Fiscal Nine Months
Interest expense and amortization related to:	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Debt	$5	$5	$—	$14	$16	$(2)
Revolving credit facility	1	—	1	4	1	3
Total interest expense	6	5	1	18	17	1

•
The Fiscal 2017 Quarter and Fiscal 2017 Nine Months includes interest incurred on the $105 revolving credit facility outstanding on which the Company drew $100 during the fourth fiscal quarter of 2016 and $5 during the second fiscal quarter of 2017.

•
The year over year increase was offset by a decrease in amortization of capitalized debt issuance costs related to the Senior Notes during the Fiscal 2017 Nine Months as these costs fully amortized in March of 2016.

Income tax expense
Below is a summary of the major components included in Income tax expense (benefit) for the Fiscal 2017 Quarter, Fiscal 2016 Quarter, Fiscal 2017 Nine Months and the Fiscal 2016 Nine Months:

	Fiscal Quarter			Fiscal Nine Months
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Income before taxes	$48	$16	$32	$246	$104	$142

Income tax before valuation allowance	16	5	11	84	108	(24)
Change in valuation allowance	—	1	$(1)	—	(71)	71
Income tax	$16	$6	$10	$84	$37	$47
Effective Rate	33%	38%		34%	36%

•
Income tax expense for the Fiscal 2017 Quarter was $16, inclusive of a valuation allowance expense of $0, compared to income tax expense of $6 for the Fiscal 2016 Quarter, inclusive of a valuation allowance expense of $1. The increase in income tax expense of $10 quarter over quarter was primarily due to an increase in the Fiscal 2017 Quarter's pre-tax income of $32 compared to the Fiscal 2016 Quarter.

•
Income tax expense for the Fiscal 2017 nine month period was $84, inclusive of a valuation allowance expense of $0. Income tax expense for the Fiscal 2016 nine month period was $37, net of a valuation allowance release of $71. The valuation allowance release for the Fiscal 2016 period was related to the removal of valuation allowance against life company capital loss deferred tax assets that expired and were written off, and therefore had no net impact to overall tax expense. The increase in tax expense period over period was primarily due to an increase in the Fiscal 2017 period's pre-tax income of $142 compared to the Fiscal 2016 period.

AOI
The table below shows the adjustments made to reconcile net income to our AOI:

	Fiscal Quarter			Fiscal Nine Months
Reconciliation from Net income to AOI:	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Net income	$32	$10	$22	$162	$67	$95
Adjustments to arrive at AOI:
Effect of investment losses (gains), net of offsets	4	5	(1)	18	4	14
Effect of change in FIA embedded derivative discount rate, net of offsets	(4)	28	(32)	(98)	61	(159)
Effect of change in fair value of reinsurance related embedded derivative, net of offsets	8	26	(18)	6	20	(14)
Tax impact of adjusting items	(3)	(21)	18	26	(30)	56
AOI	$37	$48	$(11)	$114	$122	$(8)

•
AOI decreased $11 from $48 in the Fiscal 2016 Quarter to $37 in the Fiscal 2017 Quarter. The Fiscal 2017 Quarter includes approximately $6 of expenses related to merger transaction costs and the Company's legacy incentive compensation plan partially offset by $2 of net favorable actual to expected mortality within the single premium immediate annuity (“SPIA”) product line. Comparatively, the Fiscal 2016 Quarter included $4 of favorable performance within the SPIA product line and other annuity reserve movements as well as $7 of net favorable adjustments related to lower DAC amortization, primarily due to equity market fluctuations, and $2 of favorable net investment income from participating in tender offers and bond prepayment income.

•
AOI decreased $8 from $122 in the Fiscal 2016 Nine Months to $114 in the Fiscal 2017 Nine Months. The current year results included expenses of $9 related to the merger transaction costs and the Company's legacy incentive compensation plan as well as $3 of unfavorable DAC amortization, primarily due to equity market fluctuations; partially offset by $7 of net favorable actual to expected mortality within the SPIA product line and $2 of favorable bond prepayment income. Comparatively, the Fiscal 2016 Nine Months included $12 of net favorable adjustments related to lower DAC amortization, primarily due to equity market fluctuations; $7 of net favorable performance in the SPIA product line and other reserve movements and $5 of favorable net investment income from participating in tender offers and bond prepayment income; partially offset by expenses of $4 related to merger transaction costs.

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
As of June 30, 2017 and September 30, 2016, the fair value of our investment portfolio was approximately $23 billion and $21 billion, respectively, and was divided among the following asset class and sectors:

	June 30, 2017		September 30, 2016
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available-for-sale:
United States Government full faith and credit	$87	—%	$243	1%
United States Government sponsored entities	133	1%	115	1%
United States municipalities, states and territories	1,726	8%	1,717	8%
Corporate securities:
Finance, insurance and real estate	5,723	25%	5,463	26%
Manufacturing, construction and mining	1,009	5%	863	4%
Utilities, energy and related sectors	2,046	9%	1,881	9%
Wholesale/retail trade	1,398	6%	1,277	6%
Services, media and other	2,299	10%	1,856	9%
Hybrid securities	1,431	6%	1,386	7%
Non-agency residential mortgage-backed securities	1,161	6%	1,247	6%
Commercial mortgage-backed securities	950	4%	864	4%
Asset-backed securities	2,803	13%	2,499	12%
Total fixed maturity available-for-sale securities	20,766	93%	19,411	93%
Equity securities (a)	774	3%	683	3%
Commercial mortgage loans	551	2%	614	3%
Other (primarily derivatives and loan participations)	535	2%	334	1%
Total investments	$22,626	100%	$21,042	100%
(a) Includes investment grade non-redeemable preferred stocks ($665 and $577, respectively) and Federal Home Loan Bank of Atlanta common stock ($44 and $40, respectively).
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

As of June 30, 2017 and September 30, 2016, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $21 billion and $19 billion, respectively. The following table summarizes the credit quality, by Nationally Recognized Statistical Ratings Organization ("NRSRO") rating, of our fixed income portfolio:

	June 30, 2017		September 30, 2016
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,643	8%	$1,509	8%
AA	1,895	9%	1,933	10%
A	5,520	27%	5,126	27%
BBB	9,473	46%	8,404	43%
BB (a)	1,057	5%	1,017	5%
B and below (b)	1,178	5%	1,422	7%
Total	$20,766	100%	$19,411	100%
(a) Includes $42 and $67 at June 30, 2017 and September 30, 2016, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners (“NAIC”) 1 designation.
(b) Includes $926 and $1,047 at June 30, 2017 and September 30, 2016, respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of June 30, 2017 and September 30, 2016, included in our fixed maturity AFS securities portfolio are the collateral assets of the funds withheld coinsurance agreement with FSRCI of approximately $1 billion. The following table summarizes the credit quality, by NRSRO rating, of FSRCI fixed income portfolio:

	June 30, 2017		September 30, 2016
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$75	9%	$90	10%
AA	33	4%	58	7%
A	101	12%	84	10%
BBB	245	30%	247	28%
BB	169	20%	155	18%
B and below	209	25%	238	27%
Total	$832	100%	$872	100%
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
The tables below present our fixed maturity securities by NAIC designation as of June 30, 2017 and September 30, 2016:

	June 30, 2017
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,204	$10,753	52%
2	8,356	8,758	42%
3	1,033	1,047	5%
4	145	141	1%
5	105	65	—%
6	2	2	—%
Total	$19,845	$20,766	100%

	September 30, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,052	$10,678	55%
2	7,209	7,534	39%
3	885	866	5%
4	277	255	1%
5	94	75	—%
6	4	3	—%
Total	$18,521	$19,411	100%
The tables below present the collateral assets of the funds withheld coinsurance agreement with FSRCI which were included in our fixed maturity securities as of June 30, 2017 and September 30, 2016:

	June 30, 2017
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$259	$260	31%
2	212	213	26%
3	190	185	22%
4	126	126	15%
5	53	46	6%
6	2	2	—%
Total	$842	$832	100%

	September 30, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$308	$307	35%
2	202	206	24%
3	159	153	17%
4	159	154	18%
5	58	49	6%
6	4	3	—%
Total	$890	$872	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our AFS securities, including the fair value and percent of total AFS securities fair value as of June 30, 2017 and September 30, 2016:

	June 30, 2017
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,699	13%
ABS Collateralized Loan Obligation ("CLO")	2,133	10%
Municipal	1,985	9%
Life Insurance	1,394	6%
Electric	1,125	5%
Property and Casualty Insurance	1,005	5%
Whole Loan Collateralized Mortgage Obligation ("CMO")	838	4%
Other Financial Institutions	765	4%
CMBS	763	3%
ABS Other	656	3%
Total	$13,363	62%

	September 30, 2016
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,448	12%
ABS CLO	2,084	10%
Municipal	1,985	10%
Life insurance	1,200	6%
Electric	1,096	5%
Property and casualty insurance	966	5%
Whole loan CMO	909	5%
Other financial institutions	825	4%
CMBS	740	4%
Pipelines	480	2%
Total	$12,733	63%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2017 and September 30, 2016, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2017		September 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$325	$327	$261	$263
Due after one year through five years	1,711	1,762	1,863	1,919
Due after five years through ten years	3,254	3,393	3,233	3,407
Due after ten years	8,871	9,468	7,710	8,346
Subtotal	$14,161	$14,950	$13,067	$13,935
Other securities which provide for periodic payments:
Asset-backed securities	$2,777	$2,803	$2,528	$2,499
Commercial mortgage-backed securities	950	950	850	864
Structured hybrids	752	769	749	751
Residential mortgage-backed securities	1,205	1,294	1,327	1,362
Subtotal	$5,684	$5,816	$5,454	$5,476
Total fixed maturity available-for-sale securities	$19,845	$20,766	$18,521	$19,411

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
The fair value of our investments in subprime and Alt-A RMBS securities was $287 and $692, respectively, as of June 30, 2017 and $322 and $717, respectively, as of September 30, 2016.
During the fiscal quarter ended June 30, 2015, we learned of a settlement that we are entitled to receive as a result of our ownership of certain residential mortgage-backed securities that were issued by Countrywide Financial Corporation ("Countrywide"), which was later acquired by Bank of America Corporation. An $18 cash settlement was received in the fiscal quarter ended June 30, 2016 for a majority of the Countrywide securities, and another $2 was expected to be paid in the third fiscal quarter of 2017; however, the two bonds involved are a part of ongoing litigation, and the settlement proceeds have been escrowed pending resolution of this process. The trustee and settlement administrator indicate timing of resolution is unknown. Please refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements for additional details.
The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	958	98%	1,026	99%
2	13	1%	2	—%
3	8	1%	4	—%
4	—	—%	7	1%
5	—	—%	—	—%
6	—	—%	—	—%
Total	979	100%	1,039	100%

NRSRO:
AAA	17	2%	13	1%
AA	11	1%	8	1%
A	41	4%	47	5%
BBB	53	5%	27	3%
BB and below	857	88%	944	90%
Total	979	100%	1,039	100%

Vintage:
2007	208	21%	210	20%
2006	361	37%	381	37%
2005 and prior	410	42%	448	43%
Total	979	100%	1,039	100%

ABS Exposure
As of June 30, 2017, our asset-backed security ("ABS") exposure was largely composed of NAIC 1 rated tranches of CLOs, which comprised 76% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 24% of total ABS assets, or 3% of total invested assets. As of June 30, 2017, the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $21 and $5, respectively.
The non-CLO exposure as of September 30, 2016 represented 17% of total ABS assets, or 2%, of total invested assets. As of September 30, 2016, the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $(25) and $(4), respectively.

	June 30, 2017		September 30, 2016
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$2,133	76%	$2,084	83%
ABS Auto	11	1%	13	1%
ABS Home Equity	—	—%	—	—%
ABS Credit Card	3	—%	—	—%
ABS Other	656	23%	402	16%
Total ABS	$2,803	100%	$2,499	100%

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

	Debt Service Coverage Ratios				Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00	N/A(a)
June 30, 2017
LTV Ratios:
Less than 50%	$183	$—	$18	$1	$202	37%	$201	36%
50% to 60%	256	—	—	—	256	46%	257	47%
60% to 75%	86	7	—	—	93	17%	93	17%
Commercial mortgage loans	$525	$7	$18	$1	$551	100%	$551	100%
September 30, 2016
LTV Ratios:
Less than 50%	$158	$18	$—	$1	$177	29%	$181	29%
50% to 60%	189	—	—	—	189	32%	194	32%
60% to 75%	230	—	—	—	230	39%	239	39%
Commercial mortgage loans	$577	$18	$—	$1	$596	100%	$614	100%
(a) N/A - Current DSC ratio not available.
As of June 30, 2017, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.07 times, and a weighted average LTV ratio of 51%.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of June 30, 2017 and September 30, 2016 were as follows:

	June 30, 2017
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	5	6	$—	6
United States Government sponsored agencies	29	27	—	27
United States municipalities, states and territories	33	225	(15)	210
Corporate securities:
Finance, insurance and real estate	77	501	(11)	490
Manufacturing, construction and mining	31	259	(22)	237
Utilities, energy and related sectors	66	454	(43)	411
Wholesale/retail trade	59	262	(9)	253
Services, media and other	89	588	(31)	557
Hybrid securities	20	370	(17)	353
Non-agency residential mortgage-backed securities	66	216	(8)	208
Commercial mortgage-backed securities	61	388	(12)	376
Asset-backed securities	133	962	(7)	955
Total fixed maturity available-for-sale securities	669	4,258	(175)	4,083
Equity securities	12	112	(3)	109
Total	681	$4,370	$(178)	$4,192

	September 30, 2016
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale:
United States Government full faith and credit	2	$—	$—	$—
United States Government sponsored agencies	29	30	(1)	29
United States municipalities, states and territories	18	111	(4)	107
Corporate securities:
Finance, insurance and real estate	56	349	(16)	333
Manufacturing, construction and mining	29	224	(31)	193
Utilities, energy and related sectors	72	444	(47)	397
Wholesale/retail trade	32	181	(7)	174
Services, media and other	60	378	(31)	347
Hybrid securities	29	500	(47)	453
Non-agency residential mortgage-backed securities	141	612	(27)	585
Commercial mortgage-backed securities	46	235	(9)	226
Asset-backed securities	211	1,765	(45)	1,720
Total fixed maturity available-for-sale securities	725	4,829	(265)	4,564
Equity securities	11	130	(4)	126
Total	736	$4,959	$(269)	$4,690
The gross unrealized loss position on the available-for-sale fixed and equity portfolio as of June 30, 2017, was $178, a decrease of $91 from $269 as of September 30, 2016. Most components of the portfolio exhibited price improvement as Treasury yields and credit spreads both moved lower on positive U.S. economic fundamentals and strong demand for fixed income securities. The total book value of all securities in an unrealized loss position decreased by 12% to $4,370 from $4,959, with the average market value/book value of this group remaining unchanged at 96%. In aggregate, corporate bonds represented 65% of the total unrealized loss position as of June 30, 2017, up from 49% as of September 30, 2016.

Our municipal bond exposure is a combination of general obligation bonds (fair value of $320 and an amortized cost of $290 as of June 30, 2017) and special revenue bonds (fair value of $1,406 and amortized cost of $1,299 as of June 30, 2017).
Across all municipal bonds, the largest issuer represented 7% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 93% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2017 and September 30, 2016, were as follows:

	June 30, 2017				September 30, 2016
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	—	—	—	—
Twelve months or greater	—	—	—	—	6	125	96	(29)
Total investment grade	—	—	—	—	6	125	96	(29)

Below investment grade:
Less than six months	1	—	—	—	—	—	—	—
Six months or more and less than twelve months	3	19	14	(5)	3	9	7	(2)
Twelve months or greater	13	94	46	(48)	23	142	80	(62)
Total below investment grade	17	113	60	(53)	26	151	87	(64)
Total	17	$113	$60	$(53)	32	$276	$183	$(93)
OTTI and Watch List
We have a policy and process in place to identify securities in our investment portfolio each quarter for which we should recognize impairments.
At each balance sheet date, we identify invested assets which have characteristics that create uncertainty as to our future assessment of an OTTI (i.e. significant unrealized losses compared to amortized cost and industry trends). As part of this assessment, we review not only a change in current price relative to the asset's amortized cost, but also the issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength. Specifically, for corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. On a quarterly basis, we review structured securities for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential OTTI and related credit losses to be recognized in operations. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. At June 30, 2017 and September 30, 2016, our watch list included 20 and 35 securities, respectively, in an unrealized loss position with an amortized cost of $114 and $276, unrealized losses of $53 and $93, and a fair value of $61 and $183, respectively. As part of the cash flow testing analysis, we evaluated each of these securities to assess the following:

•	whether the issuer is currently meeting its financial obligations

•	its ability to continue to meet these obligations

•	its existing cash available

•	its access to additional available capital

•	any expense management actions the issuer has taken; and

•	whether the issuer has the ability and willingness to sell non-core assets to generate liquidity
Based on our analysis, these securities demonstrated that the June 30, 2017 and September 30, 2016 carrying values were fully recoverable.
There were 6 and 8 structured securities with a fair value of $0 and $6, respectively, on the watch list to which we had potential credit exposure as of June 30, 2017 and September 30, 2016. Our analysis of these structured securities, which included cash flow testing results, demonstrated the June 30, 2017 and September 30, 2016 values were fully recoverable.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of June 30, 2017 and September 30, 2016.
As of June 30, 2017 and September 30, 2016, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2017, refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements.
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
In June 2017, the Company  began a program to reduce the negative interest cost associated with cash collateral posted from counterparties under various IDSA agreements by reinvesting derivative cash collateral.  The Company is required to pay counterparties the effective federal funds  rate each day for cash collateral posted to FGL for daily mark to market margin changes.  The new program permits collateral cash received to be invested in short term Treasury securities and A1/P1 commercial paper which are included in "Cash and cash equivalents" in the accompanying unaudited Condensed Consolidated Balance Sheets.
See "Note 5. Derivative Financial Instruments" to our unaudited Condensed Consolidated Financial Statements for additional information regarding our derivatives and our exposure to credit loss on call options.

Liquidity and Capital Resources
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities provided cash of $96 and $287 in the Fiscal 2017 Nine Months and the Fiscal 2016 Nine Months, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL. As a holding company with no operations of its own, FGL derives its cash primarily from its insurance subsidiaries and FGLH, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through FGLH to FGL.

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
Discussion of Consolidated Cash Flows
Summary of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods (in millions):

	Fiscal Nine Months
Cash provided by (used in):	2017	2016	Increase / (Decrease)
Operating activities	$96	$287	$(191)
Investing activities	(965)	(912)	(53)
Financing activities	804	842	(38)
Net increase (decrease) in cash and cash equivalents	$(65)	$217	$(282)
Operating Activities
Cash provided by operating activities totaled $96 for the Fiscal 2017 Nine Months compared to cash provided by operating activities of $287 for the Fiscal 2016 Nine Months. The $191 decrease was principally due to a $109 increase in cash taxes paid primarily related to the reinsurance agreement the Company entered into with Hannover Re, effective January 1, 2017. Please refer to "Note 13. Reinsurance" to our unaudited Condensed Consolidated Financial Statements for additional details. Also contributing to the decrease in cash provided by operating activities were a $20 decrease in cash and short-term collateral from our derivative counterparties and a $9 increase in policy acquisition costs due to higher sales during the current period.
Investing Activities
Cash used in investing activities was $965 for the Fiscal 2017 Nine Months, as compared to cash used in investing activities of $912 for the Fiscal 2016 Nine Months. The $53 increase in cash used in investing activities was due to a $50 increase in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments, as well as a $3 increase in capital expenditures.
Financing Activities
Cash provided by financing activities was $804 for Fiscal 2017 Nine Months compared to cash provided by financing activities of $842 for Fiscal 2016 Nine Months. The issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments resulted in an decrease in net cash of $42 period over period, partially offset by an increase in cash due to an additional $5 draw on the revolving credit facility in March 2017.

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
As of August 26, 2014, FGLH, a wholly owned subsidiary of FGL, as borrower, and the Company as guarantor, entered into a three-year $150 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes. On September 30, 2016, the Company drew $100 on the revolver and the total drawn as of June 30, 2017 was $105. During July 2017, the terms of the current facility were extended through August 26, 2018.

During the third quarter of Fiscal 2015, we made two investments that required us to execute commitments for additional future investment. The Company committed to fund a $75 investment in a business development company over a four year period, and has funded $42 as of June 30, 2017, resulting in a $33 remaining commitment as of June 30, 2017. Additionally, the Company committed to fund a $35 investment in a limited partnership fund over three years, $15 of which was funded as of June 30, 2017, resulting in a $20 remaining commitment as of June 30, 2017. During the fiscal quarter ended December 31, 2016, FGL executed a commitment to invest in two additional limited partnerships for $20 and $60, $32 of which was funded as of June 30, 2017, resulting in a remaining commitment of $48. During the fiscal quarter ended March 31, 2017, FGL executed a commitment to invest in an additional limited partnership for $75, $20 of which was funded as of June 30, 2017, resulting in a remaining commitment of $55. Please refer to "Note 4. Investments" to our unaudited Condensed Consolidated Financial Statements for additional details on these new investments and "Note 12. Commitments and Contingencies" to our unaudited Condensed Consolidated Financial Statements for additional details of these unfunded commitments.

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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, common stocks and the collateral assets of the funds withheld coinsurance agreement with FSRCI as of June 30, 2017, is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$7,732	38%
5-9	6,114	30%
10-14	4,971	24%
15-20	1,594	8%
Total	$20,411	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $21 billion and $19 billion at June 30, 2017 and September 30, 2016, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

(dollars in millions)		June 30, 2017				September 30, 2016
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$3,993	$149	$109	$40	$2,302	$55	$10	$45
Deutsche Bank	A/A3/A-	510	17	18	(1)	1,620	46	12	34
Morgan Stanley	*/A1/A+	1,676	66	72	(6)	2,952	87	58	29
Barclay's Bank	A/A1/A-	1,608	48	6	42	1,389	39	—	39
Canadian Imperial Bank of Commerce	AA-/*/A+	2,523	81	81	—	1,623	49	48	1
Total		$10,310	$361	$286	$75	$9,886	$276	$128	$148
(a) An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of June 30, 2017:

(in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reinsurance	$1,536	A+	Not Rated	Not Rated
Front Street Re	1,037	Not Rated	Not Rated	Not Rated
Scottish Re	154	Not Rated	Not Rated	Not Rated
Security Life of Denver	143	A	A	A2
London Life	102	A	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of June 30, 2017 that would require an allowance for uncollectible amounts.

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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the Fiscal 2017 Nine Months, the annual index credits to policyholders on their anniversaries were $281. Proceeds received at expiration on options related to such credits were $280. This shortfall is funded by futures income and our net investment spread earnings.
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
If interest rates were to increase 100 basis points from levels at June 30, 2017, the estimated fair value of our fixed maturity securities would decrease by approximately $1,411 of which $46 relates to the FSRCI funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the FSRCI funds withheld assets and be reflected in the Company’s Consolidated Statement of Operations. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 35% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $609 in AOCI and a decrease of $588 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at June 30, 2017, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $200.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $77, our call option investments to decrease by approximately $13 based on equity positions and our FIA embedded derivative liability to decrease by approximately $33 as of June 30, 2017. Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2017. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

The Merger is subject to various closing conditions, including regulatory approvals

On May 24, 2017, FGL entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with CF Corporation, a company organized under the laws of the Cayman Islands (“CF Corp”), FGL US Holdings Inc., a Delaware corporation and a newly formed, indirect wholly owned subsidiary of CF Corp (“Parent”), and FGL Merger Sub Inc., a Delaware corporation and a newly formed, direct wholly owned subsidiary of Parent (“Merger Sub”). Subject to the terms and conditions of the Merger Agreement, at the time of the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into FGL, with FGL continuing as the surviving entity, which will become an indirect, wholly owned subsidiary of CF Corp (the “Merger”). The Merger is subject to certain closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division, the New York Department of Financial Services and the Vermont Department of Financial Regulations and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On June 16, 2017, the Federal Trade Commission granted early termination of the waiting period under the HSR Act.

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

Failure to timely complete the Merger could adversely impact our stock price, business, financial condition and results of operations

A failure to complete the Merger on a timely basis or at all could result in negative publicity and cause the price of our common stock to decline, in particular because our current stock price reflects a market assumption that the Merger will occur. In addition, as a result of the announcement of the Merger Agreement, trading in our stock has increased substantially. If the Merger is not consummated, the investment goals of our stockholders may be materially different than those of our stockholders on a pre-Merger announcement basis. In addition, we will remain liable for significant transaction costs that will be payable even if the Merger is not completed and could also be required to pay a termination fee to CF Corp in specific circumstances.

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

Shareholder litigation against the Company, our directors and/or CF Corp could delay or prevent the Merger and cause us to incur significant costs and expenses

Transactions such as the Merger are often subject to lawsuits by shareholders. Conditions to the closing of the Merger include that no law or order shall have been enacted, issued or enforced and in effect, that would prevent or prohibit consummation of the Merger. We cannot provide assurance as to the outcome of any potential lawsuits, including the costs associated with defending the claims or any other liabilities that may be incurred in connection with the litigation or settlement of lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.    Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

2.1
Agreement and Plan of Merger, dated as of May 24, 2017, by and among CF Corporation, FGL U.S. Holdings, Inc., FGL Merger Sub Inc. and Fidelity & Guaranty Life (incorporated by reference to our Form 8-K, filed on May 24, 2017 (File No. 001-36227)).

2.2
Voting Agreement, dated as of May 24, 2017, by and among Fidelity & Guaranty Life, CF Capital Growth, LLC, Fidelity National Financial, Inc., CFS Holdings (Cayman), L.P., CC Capital Management, LLC, BilCar, LLC, Richard N. Massey and James A. Quella (incorporated by reference to our Form 8-K, filed on May 24, 2017 (File No. 001-36227)).

2.3 *	Amendment to Agreement and Plan of Merger, dated as of June 28, 2017, by and among CF Corporation, FGL U.S. Holdings, Inc., FGL Merger Sub Inc. and Fidelity & Guaranty Life
10.1
Second Amendment to Credit Agreement dated as of July 17, 2017 by and among Fidelity & Guaranty Life Holdings, Inc., each of the lenders from time to time party thereto and Royal Bank of Canada (incorporated by reference to our Form 8-K, filed on July 21, 2017 (File No. 001-36227)).

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

FIDELITY & GUARANTY LIFE (Registrant)

Dated:	August 2, 2017	By:	/s/ Dennis Vigneau
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)