Form 10-K
period 2017-09-30
Fidelity & Guaranty Life
filed 2017-11-16
CIK 1585064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   or    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   or    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    or    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    or    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	(Do not check if a smaller reporting company)
Smaller reporting Company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
As of March 31, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $312 (based on the closing sale price of the registrant’s common stock as reported on the NYSE $27.80).

The number of shares of common stock outstanding as of November 13, 2017 was 58,999,028.
DOCUMENTS INCORPORATED BY REFERENCE
None.

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
On May 24, 2017, FGL entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among CF Corporation, a Cayman Islands exempted company (“CF Corp”), FGL US Holdings Inc., a Delaware corporation and a wholly-owned indirect subsidiary of CF Corp (“Parent”), FGL Merger Sub Inc., a Delaware corporation and a wholly-owned direct subsidiary of Parent (“Merger Sub”) and FGL.  Subject to the terms and conditions of the Merger Agreement, at the time of the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into FGL (the "Merger") with FGL continuing as the surviving entity, which will become an, wholly-owned indirect subsidiary of CF Corp.
Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each issued and outstanding share of common stock of FGL (the "Common Stock") will be cancelled and converted automatically into the right to receive $31.10 in cash, without interest (the “Merger Consideration”), other than any shares of Common Stock owned by FGL as treasury stock or otherwise or owned by CF Corp, Parent or Merger Sub (which will be cancelled and no payment will be made with respect thereto), shares of Common Stock granted pursuant to the Company Equity Plan (as defined in the Merger Agreement) and those shares of Common Stock with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn. The Merger Agreement permits FGL to pay out a regular quarterly cash dividend on its Common Stock prior to the closing of the transaction in an amount not in excess of $0.065 per share, per quarter (the per share amount of FGL’s most recently declared quarterly dividend).
At the Effective Time, each (i) option to purchase shares of Common Stock (a “Company Stock Option”), (ii) restricted share of Common Stock and (iii) performance-based restricted stock unit relating to shares of Common Stock (an “RSU”), in each case whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (1) the number of shares subject to the award (for RSUs, determined at the target performance level) multiplied by (2) the Merger Consideration (less the exercise price per share in the case of Company Stock Options). In addition, at the Effective Time, each stock option (“FGLH Stock Option”) and restricted stock unit relating to shares of FGLH, whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (A) the number of shares of FGLH stock subject to the award multiplied by (B) $176.32 (less the exercise price in the case of such FGLH Stock Options), and each dividend equivalent held in respect of a share of FGLH stock (a “DER”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such DER.
Following execution of the Merger Agreement, FS Holdco II Ltd., a corporation organized under the laws of the Cayman Islands (“FS Holdco”), which is a wholly owned subsidiary of HRG Group, Inc., a Delaware corporation (“HRG”), holding a majority of the issued and outstanding shares of Common Stock, executed and delivered to FGL a written consent (the “Consent”), approving and adopting the Merger Agreement and the transactions contemplated thereby, including the Merger. As a result of the execution and delivery of the Consent, the holders of at least a majority of the outstanding shares of FGL’s common stock have adopted and approved the Merger Agreement.
Pursuant to the Merger Agreement, the consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, the following of which have been met: (i) on June 16, 2017, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) on August 8, 2017, CF Corp held an extraordinary general meeting in lieu of an annual general meeting of shareholders, at which CF Corp’s shareholders approved, among other items, all of the proposals relating to the Merger Agreement and the Merger; (iii) on August 14, 2017, FGL filed with the SEC and mailed to its stockholders a definitive information statement in connection with the Merger; (iv) on August 24, 2017, the Vermont Department of Financial Regulation granted its required regulatory approval relating to the Merger; and (v) on November 8, 2017, the New York Department of Financial Services granted its required regulatory approval relating to the Merger. On November 7, 2017, the Iowa Insurance Division held a public hearing to consider whether the proposed acquisition of control of Fidelity & Guaranty Life Insurance Company complies with the standards set forth under applicable Iowa insurance laws.
Pursuant to the Merger Agreement, the consummation of the Merger is subject to satisfaction or waiver of certain additional closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division, and the absence of any law or order enacted, issued or enforced that is in effect and that prevents or prohibits the consummation of the Merger.
The Merger Agreement includes customary representations, warranties and covenants of FGL, CF Corp, Parent and Merger Sub. Among other things, FGL and its subsidiaries are required to conduct their respective businesses and operations in the ordinary course of business until the Merger is consummated.
The Merger Agreement contains certain provisions giving each of CF Corp, Parent and FGL rights to terminate the Merger Agreement under certain circumstances. Upon termination of the Merger Agreement, under specified circumstances, FGL may be required to pay a termination fee to CF Corp in an aggregate amount of $50.
FGL and CF Corp are committed to securing the remaining regulatory approvals and seek to close the Merger as expeditiously as possible, however, the closing of the Merger and the timing thereof is subject to the regulatory review and approval process, none of which can be assured.
The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and should be read concurrently with the other related disclosure in this report, and is subject to and qualified by in its entirety by reference to the text of the Merger Agreement filed with the SEC. FGL has filed with the SEC and mailed to its stockholders the definitive information statement. The definitive information statement and other relevant materials contain important information about FGL, CF Corp, the Merger and related matters. These documents are available at no charge on the SEC’s website at www.sec.gov. In addition, documents are also available for free from FGL by contacting FGL’s investor relations department at Investor.Relations@fglife.com.
For over 50 years, our Company has been helping middle-income Americans prepare for retirement and unexpected loss of life. Our focus on the middle-income market gives us access to significant, underserved market niches and drives our product development. As of September 30, 2017, we had approximately 700,000 policyholders counting on the safety and protection features of our fixed annuity and life insurance products, and we constantly seek to innovate our products to meet their evolving needs. We offer our products through a network of approximately 200 independent IMOs that in turn represent an estimated 37,000 independent agents.
Through the efforts of our 299 employees, who are primarily located in Baltimore, MD and Des Moines, IA, we offer various types of fixed annuities and life insurance products. Fixed annuities represent a retirement and savings tool which our customers rely on for principal protection and predictable income streams. In addition, our life insurance products provide our customers with a complementary product that allows them to build on their savings and assign payment of a death benefit to a designated beneficiary upon the policyholder’s death. Currently, our most popular products are fixed indexed annuities (“FIAs”) that tie contractual returns to specific market indices, such as the Standard & Poor's Ratings Services ("S&P") 500 Index. The benefit of FIAs to our customers is to provide a portion of the gains of an underlying market index, while providing principal protection. We believe this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings. In addition to FIAs, we also sell indexed universal life policies (“IULs”) and other fixed annuities.
In Fiscal 2017, FIAs generated approximately 72% of our total sales and the remaining 28% of sales was primarily generated from fixed annuity sales during the year. We invest the annuity premiums primarily in fixed income securities and options that hedge our risk, predominantly using call options on the S&P 500 Index, and replicate the market index returns to our policyholders. The majority of our products contain provisions that permit us to annually adjust the formula by which index credits are provided in response to changing market conditions. In addition, our annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.

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
The value to the contractholder of an FIA contract is equal to the sum of deposits paid, premium bonuses (described below), index credits, up to a cap and a participation rate based on the annual appreciation (based in certain situations on annual point-to-point, monthly point-to-point or monthly average calculations) in a recognized market index less any fees for riders. Caps generally range from 2% to 6% when measured annually and 1% to 3% when measured monthly, and participation rates generally range from 30% to 100% of the performance of the applicable market index. The cap and participation rate can be reset annually. Certain riders allow for a contractholder to increase their cap for a set fee. As this fee is fixed, the contractholder may lose principal if the index credits received do not exceed the amount of such fee.
Approximately 88% of the FIA sales for Fiscal 2017 involved “premium bonuses” or vesting bonuses. For premium bonuses, we increased the initial annuity deposit by a specified premium bonus of 2% to 4%. The vesting bonuses, which range from 1% to 9%, are earned over time and increase the account value when the bonus is settled. We made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
As of September 30, 2017, 86% of our FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the living income benefit available is determined by the growth in the policy's benefit base value as defined in the FIA contract rider. Typically this accumulates for 10 years based on a guaranteed rate of 3% to 7%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that we offer include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0% to 1%.
As of September 30, 2017, the distribution of the FIA account values by cap rate and by strategy was as follows:

Cap rate	0% to 3%	3% to 5%	> 5%	Total
1 year gain trigger	$443	$206	$40	$689
1-2 year monthly average	613	735	123	1,471
1-3 year monthly point-to-point	4,414	87	—	4,501
1-3 year annual point-to-point	1,560	1,647	362	3,569
3 year step forward	—	27	119	146
Total	$7,030	$2,702	$644	$10,376
Fixed Rate Annuities. Fixed rate annuities include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by us have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Fixed rate multi-year guaranteed annuities are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at our discretion. For Fiscal 2017, we sold $546 of fixed rate multi-year guaranteed annuities. As of September 30, 2017, crediting rates on outstanding (i) single-year guaranteed annuities generally ranged from 2% to 6% and (ii) multi-year guaranteed annuities ranged from 1% to 6%. The average crediting rate on all outstanding fixed rate annuities at September 30, 2017, was 3%.
As of September 30, 2017, the distribution of the fixed rate annuity account values by crediting rate was as follows:

Crediting rate	1% to 2%	2% to 3%	3% to 4%	4% to 5%	5% to 6%	Total
Account value	$39	$176	$3,213	$373	$42	$3,843

As of September 30, 2017, the multi-year guaranteed annuities expiring guaranty account values, net of reinsurance by year were as follows:

Multi-Year Rate Guaranteed Annuities
Duration by Fiscal Year:	Account Value
2018	$298
2019	767
2020	220
2021	572
2022	996
Thereafter	91
Total	$2,944
Withdrawal Options for Deferred Annuities. After the first year following the issuance of a FIA deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to 10% of the prior year’s value, subject to certain limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 0% to 15% of the contract value for FIAs and 0% to 12% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge is 8% for our FIAs and 6% for our fixed rate annuities as of September 30, 2017.
The following table summarizes our deferred annuity account values and surrender charge protection as of September 30, 2017:

	Fixed and Fixed Index Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
SURRENDER CHARGE EXPIRATION BY YEAR
Out of surrender charge	$2,605	16%	—%
2017	197	1%	5%
2018 - 2019	2,194	13%	5%
2020 - 2021	1,912	11%	7%
2022 - 2023	2,181	13%	8%
Thereafter	7,730	46%	11%
Total	$16,819	100%
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

The following table presents the deposits (also known as “sales”) on annuity policies issued by us for the fiscal years ended September 30, 2017, 2016, and 2015 as well as reserves required by U.S. generally accepted accounting principles (“U.S. GAAP Reserves”) as of September 30, 2017, 2016 and 2015:

	September 30, 2017		September 30, 2016		September 30, 2015
	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves
Products
Fixed indexed annuities	$1,893	$14,237	$1,861	$13,148	$2,185	$12,094
Fixed rate annuities	557	3,910	539	3,566	211	3,249
Single premium immediate annuities	15	2,845	28	2,917	16	2,956
Total	$2,465	$20,992	$2,428	$19,631	$2,412	$18,299
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
Almost all of the life insurance policies in force, except for the return of premium benefits on term life insurance products, are subject to an arrangement with Wilton Reassurance Company (“Wilton Re”). See “Reinsurance-Wilton Re Transaction” on page 16.
As of September 30, 2017, the distribution of the retained IUL account values by cap rate and by strategy was as follows:

Cap rate	2.5%-5.0%	5.0-7.5%	7.5%-10.0%	10.0-12.5%	12.5+	Total
1 year annual point-to-point, Gold Index	$—	$—	$—	$—	$31	$31
1 year monthly point-to-point, S&P Index	31	—	—	—	—	31
1 year annual point-to-point with 100% par rate, S&P Index	12	6	35	116	97	266
1 year annual point-to-point with 140% par rate, S&P Index	2	4	17	—	—	23
Total	$45	$10	$52	$116	$128	$351
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
Within this business model, we offer our products through a network of approximately 200 IMOs, representing approximately 37,000 agents, and identify our most important IMOs - - those who we believe have the ability to generate significant production for the Company - as “Power Partners”. We currently have 32 Power Partners, comprised of 21 annuity IMOs and 11 life insurance IMOs. During Fiscal 2017, these Power Partners accounted for approximately 95% of our annual sales volume. We believe that our relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 14 years.

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

The top five states for the distribution of FGL Insurance’s products in 2017 were California, Florida, Texas, Michigan and New Jersey, which together accounted for 43% of FGL Insurance’s premiums.
Investments
We embrace a long-term conservative investment philosophy, investing nearly all the insurance premiums we receive in a wide range of fixed income interest-bearing securities.
Our internal asset management team manages the bulk of the investment portfolio. For certain asset classes, we utilize experienced third party companies, including our affiliates. As of September 30, 2017, 80% of our $21 billion fixed maturity investment portfolio was managed by our employees, with the 20% balance managed by third parties. Our investment strategy is designed to (i) achieve strong absolute returns, (ii) provide consistent yield and investment income, and (iii) preserve capital. We base all of our decisions on fundamental, bottom-up research, coupled with a top-down view that respects the cyclicality of certain asset classes.
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
As a result of these portfolio repositionings, we currently maintain:

•	a well matched asset/liability profile (asset duration, including cash and cash equivalents, of 6.78 years vs. liability duration of 6.76 years); and

•	a large exposure to less rate-sensitive assets (18% of invested assets).
For further discussion of portfolio activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Portfolio”.
Derivatives
Our FIA contracts permit the holder to elect to receive a return based on an interest rate or the performance of a market index, most typically based on the S&P 500 Index. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA contracts based upon policyholders' contract elections. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. On the anniversary dates of the FIA contracts, the market index used to compute the annual index credit under the FIA contract is reset. At such time, we purchase new one-, two-, three-, or five-year call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums that must be maintained. The change in the fair value of the call options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA contract’s related reserve liability. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
Outsourcing
We outsource the following functions to third-party service providers:

•	new business administration (date entry and policy issue only);

•	service of existing policies;

•	underwriting administration of life insurance applications;

•	call centers;

•	information technology development and maintenance;

•	investment accounting and custody; and

•	hosting of financial systems.
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
We outsource our new business and existing policy administration for annuity and life products to Transaction Applications Group, Inc. Under this arrangement, Transaction Applications Group, Inc. manages most of our call center and processing requirements. Our current agreement expires on December 31, 2021. Additionally, in August 2017, we partnered with Concentrix to administer a portion of our annuity new business processing and the servicing of these issued annuity contracts (administration and call center activities).
We have partnered with CRL-Plus (“CRL-Plus”) to implement our life insurance underwriting policies. Under the terms of the arrangement, CRL-Plus has assigned FGL a dedicated team of underwriters with appropriate professional designations and experience. Underwriting guidelines for each product are established by our Chief Underwriter in collaboration with our actuarial department. Our Chief Underwriter and actuarial department work closely with the applicable reinsurance company to establish or change guidelines. Adherence to underwriting guidelines is managed at a case level through monthly underwriting audits conducted by our Chief Underwriter as well as the CRL-Plus lead underwriter. Periodically, underwriting audits are conducted by our reinsurers. Our current agreement with CRL-Plus is reviewed annually. We believe that we have a good relationship with our principal outsource service providers.
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
As of September 30, 2017, A.M. Best Company ("A.M. Best"), Fitch Ratings ("Fitch"), Moody’s Investors Service ("Moody's") and S&P Global Ratings ("S&P") issued financial strength credit and/or ratings and outlook statements regarding FGLH and its wholly-owned insurance subsidiaries, FGL Insurance and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), as listed below. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations under an insurance policy and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
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
Following the announcement of the CF Corp Merger Agreement on May 24, 2017, the rating organizations have undertaken a review of our debt ratings and our insurance company subsidiaries’ financial strength ratings. The rating organizations may take various actions, positive or negative. Such actions are beyond FGL's control and FGL cannot predict what these actions may be and the timing thereof.

	A.M. Best	Fitch	Moody's	S&P
Company
Fidelity & Guaranty Life Insurance Company
Financial Strength Rating	B++ (5 of 16)	BBB (9 of 21)	Baa2 (9 of 21)	BBB- (10 of 22)
Outlook	Under Review With Developing Implications	Stable	Stable	CreditWatch Positive
Fidelity & Guaranty Life Insurance Company of New York
Financial Strength Rating	B++ (5 of 16)	BBB (9 of 21)	Not Rated	BBB- (10 of 22)
Outlook	Under Review With Developing Implications	Stable	Not Rated	CreditWatch Positive
Fidelity & Guaranty Life Holdings, Inc.
Senior Unsecured Notes	bb+ (11 of 22)	BB- (13 of 21)	Ba2 (12 of 21)	BB- (13 of 22)
Issuer Credit / Default Rating	bb+ (11 of 22)	BB (12 of 21)	Not Rated	BB- (13 of 22)
Outlook	Under Review With Developing Implications	Rating Watch Positive	Stable	CreditWatch Positive
*Reflects current ratings and outlooks as of date of filing
A.M. Best, Fitch, Moody’s and S&P review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. While the degree to which ratings adjustments will affect sales and persistency is unknown, we believe if our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business. See “Item 1A. Risk Factors”.

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

Our current rating allows multiple counterparties the right to terminate ISDA agreements, at which time the counterparty would unwind existing positions for fair market value. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. As of September 30, 2017, the amount due to the Company at risk for ISDA agreements which could be terminated based upon our current ratings was $413, which equals the fair value to us of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Credit Risk and Counterparty Risk”.
In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating, however are generally zero. As of September 30, 2017 and 2016, $381 and $128, respectively, of collateral was posted by our counterparties. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $32 and $148 at September 30, 2017 and 2016, respectively.
If the insurance subsidiaries held net short positions against a counterparty, and the subsidiaries’ financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of September 30, 2017 and 2016, we hold no net short positions against a counterparty; therefore, there is currently no potential exposure for us to post collateral.
A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings. A downgrade of the financial strength rating could also impact the Company's borrowing costs.
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
In compliance with the Risk Management and Own Risk and Solvency Assessment Model Act (ORSA), FGL Insurance submitted an ORSA report to the state regulators in November 2017 to provide risk management transparency and insight in the financial strength and long-term sustainability of the Companies.
 Reinsurance
FGL both cedes reinsurance and assumes reinsurance from other insurance companies. We use reinsurance to diversify risks, manage loss exposures, to enhance our capital position, and to manage new business volume.
In instances where we are the ceding company, we pay a premium to a reinsurer in exchange for the reinsurer assuming a portion of our liabilities under the policies we issued and collect expense allowances in return for our administration of the ceded policies. Use of reinsurance does not discharge our liability as the ceding company because we remain directly liable to our policyholders and are required to pay the full amount of our policy obligations in the event that our reinsurers fail to satisfy their obligations. We collect reimbursement from our reinsurers when we pay claims on policies that are reinsured. In instances where we assume reinsurance from another insurance company, we accept, in exchange for a reinsurance premium, a portion of the liabilities of the other insurance company under the policies that the ceding company has issued to its policyholders.

We monitor the credit risk related to the ability of our reinsurers to honor their obligations under various agreements. To minimize the risk of credit loss on such contracts, we generally diversify our exposures among many reinsurers and limit the amount of exposure to each based on financial strength ratings, which are reviewed at least quarterly. We are able to further manage risk via funds withheld arrangements.
See “Item 1A. Risk Factors” for further discussion of reinsurance credit risk.
Wilton Re Transaction
On January 26, 2011, FGL entered into an agreement (the “Commitment Agreement”) with Wilton Re U.S. Holdings, Inc. (“Wilton”), pursuant to which Wilton agreed to cause Wilton Re, its wholly-owned subsidiary, to enter into certain coinsurance arrangements with FGL Insurance following the closing of the FGLH Acquisition. Pursuant to the Commitment Agreement, Wilton Re has reinsured a 100% quota share of certain of FGL Insurance’s policies that are subject to redundant reserves under Regulation XXX and Guideline AXXX, as well as another block of FGL Insurance’s in-force traditional, and IUL insurance policies.
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
The Front Street Reinsurance Transactions
On December 31, 2012, following regulatory approval, FGL Insurance entered into a coinsurance agreement (the “Cayman Reinsurance Agreement”) with FSRCI, at the time, an indirectly wholly-owned subsidiary of FGL. Pursuant to the Cayman Reinsurance Agreement, FSRCI reinsured a 10% quota share percentage of certain FGL Insurance annuity liabilities of approximately $1 billion and the funds withheld assets are $1 billion. Under the terms of the agreement, FSRCI paid an initial ceding allowance of $15 which was determined to be fair and reasonable according to an independent third-party actuarial firm. The coinsurance agreement is on a funds withheld basis, meaning that funds are withheld by FGL Insurance from the coinsurance premium owed to FSRCI as collateral for FSRCI’s payment obligations. Accordingly, the collateral assets remain under the ultimate ownership of FGL Insurance. See "Note 13. Reinsurance" to our audited Consolidated Financial Statements. As of September 30, 2017, ceded reserves are $1 billion.
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
Hannover Reinsurance Transaction
Effective January 1, 2017, the Company entered into a reinsurance agreement with Hannover Re, a third party reinsurer,  to reinsure an inforce block of its FIA and fixed deferred annuity contracts with  Guaranteed Minimum Withdraw Benefit (“GMWB”) and Guaranteed Minimum Death Benefit (“GMDB”) secondary guarantees.  In accordance with the terms of this agreement, the Company cedes 70% net retention of secondary guarantee payments in excess of account value for GMWB and GMDB guarantees. Effective July 1, 2017, the Company extended this agreement to include new business issued during 2017.
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
The CARVM Facility. On October 5, 2012, FGL Insurance entered into a yearly renewable term indemnity reinsurance agreement with Raven Reinsurance Company ("Raven Re"), a wholly-owned subsidiary of FGL

Insurance (the “Raven Reinsurance Agreement”), pursuant to which FGL Insurance ceded a 100% quota share of its CARVM liability for annuity benefits where surrender charges are waived. To collateralize its obligations under the Raven Reinsurance Agreement, Raven Re entered into a reimbursement agreement with Nomura Bank International plc (“NBI”), an affiliate of Nomura Securities International, Inc., and FGL (the “Reimbursement Agreement”) whereby a subsidiary of NBI issued trust notes and NBI issued a $295 letter of credit that, in each case, were deposited into a reinsurance trust as collateral for Raven Re’s obligations under the Raven Reinsurance Agreement (the “NBI Facility”). Pursuant to the NBI Facility, FGL Insurance takes full credit on its statutory financial statements for the CARVM reserve ceded to Raven Re. The letter of credit facility automatically reduces each calendar quarter by $6. As of September 30, 2017, there was $115 available under the letter of credit facility. Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGLH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2016, Raven Re’s statutory capital and surplus was $24 in excess of the minimum level required under the Reimbursement Agreement.

Effective April, 1 2017, FGL Insurance and Raven Re amended the reinsurance treaty and related trust and letter of credit agreements to extend the term of the letter of credit which would have matured on September 30, 2017. The amendments added additional in-force business to the reinsurance treaty (fixed indexed annuities without a guaranteed minimum withdrawal benefit rider and multi-year guarantee annuities (“MYGA”) issued between January 1, 2011 and December 31, 2016). No initial ceding commission was paid or received by FGL Insurance or Raven Re in connection with the cession of additional in-force business. No assets were transferred to or from FGL Insurance or Raven Re in connection with the cession of additional in-force business. The amendments extended the letter of credit for an additional five year period and reduced the face amount of the letter of credit at April 1, 2017 from $183 to $115. The facility may terminate earlier in accordance with the Reimbursement Agreement.
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
In recent calendar years, FGL Insurance has had the dividend capacity and paid dividends to us as set forth in this table:

	2017	2016	2015	2014	2013
FGL Insurance ordinary dividend capacity	$132	$124	$121	$124	$106
FGL Insurance ordinary dividends paid	25	—	—	—	40
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
It is desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve our financial strength ratings. Our historical RBC ratios for FGL Insurance are presented in the table below. See “Item 1A. Risk Factors-Risks Relating to Our Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make our product offerings less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations”.

RBC Ratio
As of:
December 31, 2016	412%
December 31, 2015	401%
December 31, 2014	388%
December 31, 2013	423%
December 31, 2012	406%
Insurance Regulatory Information System Tests
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2016, FGL Insurance had one ratio outside the usual range.  FGL NY Insurance and Raven Re each had two ratios outside the usual range.  The IRIS ratio for change in reserving for both FGL Insurance and FGL NY Insurance was outside the usual range.  The IRIS ratio for change in premium for both FGL NY Insurance and Raven Re was outside the usual range.  In addition, Raven Re’s IRIS ratio for adequacy of investment income also fell outside the usual range.
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
Market Conduct Regulation
State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGL Insurance and FGL NY Insurance must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGL Insurance is currently the subject of four ongoing market conduct examinations in various states. Market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business.
Regulation of Investments
FGL Insurance and FGL NY Insurance are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. We believe that the investment portfolios of FGL Insurance and FGL NY Insurance as of September 30, 2017 complied in all material respects with such regulations.
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
Numerous provisions of the Dodd-Frank Act require the adoption of implementing rules or regulations, some of which have been implemented. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, us, our competitors or those entities with which we do business. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact us in many ways, including, but not limited to:

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
In April 2016, the Department of Labor (“DOL”) issued the “fiduciary” rule which could have a material impact on the Company, its products, distribution, and business model. The rule provides that persons who render investment advice for a fee or other compensation with respect to an employer plan or individual retirement account ("IRA") are fiduciaries of that plan or IRA. The rule expands the definition of fiduciary under ERISA to apply to insurance agents who advise and sell products to IRA owners. As a result, commissioned insurance agents selling the Company’s IRA products must qualify for a prohibited transaction exemption, either the newly introduced Best Interest Contract Exemption (BICE) or amended PTE 84-24. When fully implemented, BICE would apply to fixed indexed annuities and amended PTE 84-24 would apply to fixed rate annuities. The rule and exemptions have been the subject of much controversy and various actions have been taken by DOL to delay and reconsider aspects of the rule and exemptions. The rule took effect June 2016 and was scheduled to become applicable in April 2017 but the “applicability date" was delayed by DOL for 60 days from April 10, 2017 to June 9, 2017. DOL also acted to delay many aspects of the prohibited transaction exemption requirements during a transition period from June

9, 2017 to January 1, 2018 provided the agent (and if applicable, financial institution) comply with “impartial conduct standards.” The impartial conduct standards essentially require the sale to be in the “best interest” of the client, misleading statements not be made, and compensation be reasonable. More recently, DOL has proposed extending the transition period to July 1, 2019 which at the present time is still under consideration. Industry continues its efforts to overturn the rule in court actions and Congress continues to consider related legislation but the success or failure of these efforts cannot be predicted. Assuming the rule is not overturned and the requirements of the exemptions were to be implemented fully, the impact on the financial services industry generally and on the Company and its business in particular is difficult to assess. We believe however it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of our annuity sales are to IRAs. Compliance with the prohibited transaction exemptions when fully phased in would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact our business, results of operations and/or financial condition. FGL Insurance will continue to monitor developments closely and believes it is prepared to execute implementation plans as necessary to meet the rule and exemption requirements on the requisite applicability dates.
Employees
As of September 30, 2017, we had 299 employees. We believe that we have a good relationship with our employees.
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

Risk factors related to the proposed merger with CF Corporation are as follows:
The Merger is subject to various closing conditions, including regulatory approvals.
As described in "Item 1. Business-Overview-Our Company," on May 24, 2017, FGL entered into a Merger Agreement by and among CF Corp., Parent and Merger Sub. Subject to the terms and conditions of the Merger Agreement, at the Effective Time, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, which will become an indirect, wholly-owned subsidiary of CF Corp. The Merger is subject to closing conditions, including, among others, the receipt of regulatory approval from the Iowa Insurance Division.

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

Failure to timely complete the Merger could adversely impact our stock price, business, financial condition and results of operations.

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

The pending Merger and operating restrictions contained in the Merger Agreement could adversely affect our business and operations.

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

Shareholder litigation against the Company, our directors and/or CF Corp could delay or prevent the Merger and cause us to incur significant costs and expenses.

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
State Regulation
Our business is subject to government regulation in each of the states in which we conduct business and is concerned primarily with the protection of policyholders and other customers rather than shareholders. Such regulation is vested in state agencies having broad administrative and discretionary, authority with respect to many aspects of our business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers and capital adequacy. At any given time, we and our insurance subsidiaries may be the subject of a number of ongoing financial or market conduct, audits or inquiries. From time to time, regulators raise issues during such examinations or audits that could have a material impact on our business.
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
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. The regulator in FGL Insurance’s previous state of domicile, the MIA, completed a routine financial examination of FGL Insurance for the three-year period ended December 31, 2012. The NYDFS completed a routine financial examination of FGL NY Insurance for the three-year periods ended December 31, 2009 and is completing its exam for the period ending December 31, 2012. The Vermont Department of Financial Regulation completed a routine financial examination of Raven Re for the period from April 7, 2011 (commencement of business) through December 31, 2012. FGL Insurance is currently the subject of four ongoing market conduct examinations or inquiries in various states. While FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business, market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. As a result of its re-domestication to Iowa, FGL Insurance became subject to financial and market conduct examinations by the IID, the primary regulatory authority for Iowa domestic life insurance companies.
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
Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on our current product offerings. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves. On June 10, 2016, the NAIC formally approved principle-based reserving for life insurance products with secondary guarantees, with an effective date January 1, 2017. A three year transition period is available which delays application of the new guidance until January 1, 2020. Additionally, various statutory accounting guidance is being evaluated, including investment value of insurance subsidiaries.

Federal Regulation
In April 2016, the DOL issued the “fiduciary” rule which could have a material impact on the Company, its products, distribution, and business model. The rule provides that persons who render investment advice for a fee or other compensation with respect to an employer plan or IRA are fiduciaries of that plan or IRA. The rule expands the definition of fiduciary under ERISA to apply to insurance agents who advise and sell products to IRA owners. As a result, commissioned insurance agents selling the Company’s IRA products must qualify for a prohibited transaction exemption, either the newly introduced BICE or amended PTE 84-24. When fully implemented, BICE would apply to fixed indexed annuities and amended PTE 84-24 would apply to fixed rate annuities. The rule and exemptions have been the subject of much controversy and various actions have been taken by DOL to delay and reconsider aspects of the rule and exemptions. The rule took effect June 2016 and was scheduled to become applicable in April 2017 but the “applicability date" was delayed by DOL for 60 days from April 10, 2017 to June 9, 2017. DOL also acted to delay many aspects of the prohibited transaction exemption requirements during a transition period from June 9, 2017 to January 1, 2018 provided the agent (and if applicable, financial institution) comply with “impartial conduct standards.” The impartial conduct standards essentially require the sale to be in the “best interest” of the client, misleading statements not be made, and compensation be reasonable. More recently, DOL has proposed extending the transition period to July 1, 2019 which at the present time is still under consideration. Industry continues its efforts to overturn the rule in court actions and Congress continues to consider related legislation but the success or failure of these efforts cannot be predicted. Assuming the rule is not overturned and the requirements of the exemptions were to be implemented fully, the impact on the financial services industry generally and on the Company and its business in particular is difficult to assess. We believe however it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of our annuity sales are to IRAs. Compliance with the prohibited transaction exemptions when fully phased in would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact our business, results of operations and/or financial condition. FGL Insurance will continue to monitor developments closely and believes it is prepared to execute implementation plans as necessary to meet the rule and exemption requirements on the requisite applicability dates.
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
We are required to comply with U.S. GAAP. A number of organizations are instrumental in the development and interpretation of U.S. GAAP, such as the SEC, the Financial Accounting Standards Board (“FASB”) and the American Institute of Certified Public Accountants. U.S. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting issues and to interpret existing accounting guidance. We cannot assure you that future changes to U.S. GAAP will not have a negative impact on us. U.S. GAAP includes the requirement to carry certain assets and liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in our consolidated financial statements.
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
We make certain assumptions and estimates regarding mortality, persistency, expenses, interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance, derivative costs and other factors related to our business and anticipated results. We rely on these assumptions and estimates to determine the amounts of deferred acquisition cost (“DAC”) and value of business acquired (“VOBA”), policy liabilities and accruals, future earnings and various components of our consolidated balance sheets and income statements. These assumptions are also used in making decisions crucial to the operation of our business, including the pricing of products and expense structures related to products. The calculations we use to estimate various components of our balance sheet and consolidated statement of operations are necessarily complex and involve analyzing and interpreting large quantities of data. The assumptions and estimates required for these calculations involve judgment and by their nature are imprecise and subject to changes and revisions over time. These assumptions and estimates incorporate many factors, none of which can be predicted with certainty. To the extent our actual experience and changes in estimates differ from original estimates and assumptions, our business, Consolidated Statement of Operations and financial condition may be materially adversely affected. Accordingly, our results may be adversely affected by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.
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
For example, expectations that our investments in RMBS and CMBS will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and considering the performance of the underlying assets. We have non-agency RMBS holdings of $1 billion as of September 30, 2017. It is possible that the collateral underlying these investments will not meet performance expectations and the lower performance levels may lead to adverse changes in the cash flows on our holdings of these types of securities. This could lead to potential future other-than-temporary impairments ("OTTI") within our portfolio of these securities. In addition, expectations that our investments in corporate securities or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. It is possible that issuers of corporate securities in which we have invested will perform worse than current expectations. Such events may lead us to recognize potential future OTTI within our portfolio of corporate securities. We recorded OTTI charges of approximately $22 and $44 for the fiscal years ended September 30, 2017 and 2016, respectively. It is also possible that unanticipated events would lead us to dispose of certain of those holdings and recognize the effects of any market movements in our financial statements.

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
Rating agencies assign ratings based upon several factors. While most of these factors relate to the rated company, some factors relate to the views of the rating agency, general economic conditions and circumstances outside the rated company’s control. In addition, rating agencies use various proprietary models and formulas to assess the strength of a rated company, and from time to time rating agencies have altered their models and may do so in the future in ways that negatively impact the financial strength ratings of our insurance subsidiaries and make it more difficult to maintain or obtain comparable ratings going forward. As rating agencies continue to evaluate the financial services industry, it is possible that rating agencies will heighten the level of scrutiny that they apply to financial institutions, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate and potentially adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. It is possible that the outcome of any such review of us would have additional adverse ratings consequences, which could have a material adverse effect on our results of operations, financial condition and liquidity. We may need to take actions in response to changing standards or capital requirements set by any of the rating agencies which could cause our business and operations to suffer. If the financial strength ratings of our insurance subsidiaries are downgraded, we anticipate that our sales of new policies will be adversely impacted and that we could experience substantial surrenders of existing policies. In order to improve or maintain their financial strength ratings, our insurance subsidiaries may limit the amount of dividends that they would otherwise pay to us. In that regard, we may, among other things, implement business strategies to improve the RBC ratio of our insurance subsidiaries to a level anticipated by the rating agencies to maintain or improve our current rating. If we are unable to achieve this level, we may limit dividend payments from FGL Insurance to the extent necessary. We cannot guarantee these measures will be successful, and if FGL Insurance fails to maintain such a target RBC ratio, its financial strength rating could suffer. We cannot predict what actions rating agencies may take in the future, and failure to improve or maintain current financial strength ratings could adversely affect our financial condition and results of operations.
Following the announcement of the CF Corp Merger Agreement on May 24, 2017, the rating organizations have undertaken a review of our debt ratings and our insurance company subsidiaries’ financial strength ratings. The rating organizations may take various actions, positive or negative. Such actions are beyond FGL's control and FGL cannot predict what these actions may be and the timing thereof.
We are required to maintain minimum ratings as a matter of routine practice under our over-the-counter derivative agreements on forms promulgated by the ISDA. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying derivative contracts. Our current rating allows multiple counterparties the right to terminate ISDA agreements. As of September 30, 2017, the amount at risk for ISDA agreements which could be terminated based upon our current ratings was $413, which equals the fair value to us of the open over-the-counter call option positions. The fair value of the call options can never decrease below zero. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed predetermined thresholds. These thresholds vary by counterparty and credit rating but are generally zero. As of September 30, 2017 and 2016, $381 and $128, respectively, of collateral was posted by our counterparties. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $32 and $148 at September 30, 2017 and 2016, respectively.
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
In extreme equity market declines, the amount of additional statutory reserves our insurance subsidiaries are required to hold for fixed indexed products may decrease at a rate less than the rate of change of the market value of the invested assets. This mismatch could result in a reduction of the capital, surplus or RBC ratio of our insurance subsidiaries. To the extent that an insurance subsidiary’s RBC ratios are deemed to be insufficient, we may take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we are unable to take such actions, the rating agencies may view this as a reason for a ratings downgrade.

While the amount of statutory reserves is not directly affected by changes in market interest rates, additional statutory reserves may be required as the result of an asset adequacy analysis, and this analysis of cash flow testing is altered by rising or falling interest rates and widening credit spreads.
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
Our insurance subsidiaries’ long-term strategic capital requirements will depend on many factors, including their accumulated statutory earnings and the relationship between their statutory capital and surplus and various elements of required capital. To support long-term capital requirements, we and our insurance subsidiaries may need to increase or maintain statutory capital and surplus through financings, which could include debt, equity, financing arrangements or other surplus relief transactions. Adverse market conditions have affected and continue to affect the availability and cost of capital from external sources. We are not obligated, may choose not, or may not be able to provide financing or make capital contributions to our insurance subsidiaries. Consequently, financings, if available at all, may be available only on terms that are not favorable to us or our insurance subsidiaries. If our insurance subsidiaries cannot maintain adequate capital, they may be required to limit growth in sales of new policies, and such action could materially adversely affect our business, operations and financial condition.
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
Our insurance subsidiaries cede material amounts of insurance and transfer related assets and certain liabilities to other insurance companies through reinsurance. For example, a material amount of reinsured liabilities are concentrated with Wilton Re and FSRCI. As of September 30, 2017, the amount recoverable from Wilton Re and FSRCI was $1,535 and $1,016, respectively. As of September 30, 2017, the reserves ceded to Wilton Re and FSRCI were $1,477 and $1,016, respectively. Given our significant concentration of reinsurance with Wilton Re, if Wilton Re fails to perform its obligations under the various reinsurance treaties, such failure could have a material impact on our financial position. See “Business- Reinsurance-Wilton Re Transaction”. However, notwithstanding the transfer of related assets and certain liabilities, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed. Accordingly, we bear credit risk with respect to our reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with us could materially adversely affect our business, financial condition and results of operations. To mitigate the counterparty risk for the FSRCI transaction, the assets are held on FGL Insurance's balance sheet and are used as collateral in the event of a failure. For Wilton Re, A+ rated from Fitch, we monitor the credit rating. During 2014 Wilton Re announced their purchase by Canadian Pension Plan Investment Board, ("CCIB"), an AAA rated organization. With the capital resources of CCIB behind Wilton Re, we believe the counterparty risk is low. See “Business- Reinsurance-Wilton Re Transaction”.
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
The NAIC and state insurance regulators continue to review life insurance companies’ use of affiliated captive reinsurers or off-shore entities. On June 4, 2014, Rector & Associates, a consulting firm commissioned by the NAIC, presented a revised report (the “Rector Report”) to the Principle-Based Reserving Implementation Task Force of the NAIC which proposes a new regulatory framework for captives assuming term life insurance (“XXX”) or universal life insurance with secondary guarantees (“AXXX”) business, and recommends, among other things, placing limitations on the types of assets that may be used to finance reserves associated with XXX and AXXX business and making an individual state’s adoption of the new regulations contemplated by the report an NAIC accreditation standard. On August 17, 2014, the NAIC Executive (EX) Committee adopted the regulatory framework proposed by the Rector Report, including recommendations to have various NAIC technical subgroups propose regulations and guidelines to implement the new framework. These technical working groups are in various stages of developing and proposing regulations and guidelines. On October 9, 2014, the NAIC’s Principle-Based Reserving Implementation Task Force voted to expose for comment a new Actuarial Guideline (AG48) designed to implement many of the recommendations in the Rector Report related to the amount of assets that may be supported by different asset classes in connection with certain transactions involving captive reinsurance companies. AG48 was adopted effective January 1, 2015 and did not materially impact the Company’s financial statements or actuarial opinion.
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
We offer certain products that allow policyholders to withdraw their funds under defined circumstances. In order to meet such funding obligations, we manage our liabilities and configure our investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. However, in order to provide necessary long-term returns, a certain portion of our assets are relatively illiquid. There can be no assurance that withdrawal demands will match our estimation of withdrawal demands, however in an effort to mitigate this risk we assess surrender charges on withdrawals in excess of allowable penalty-free amounts that occur prior to surrender expiration. As interest rates increase, we are exposed to the risk of financial disintermediation through a potential increase in the number of withdrawals. Disintermediation risk refers to the risk that policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, whether as a result of interest rate movements, financial strength downgrades or otherwise, we could exhaust our liquid assets and be forced to liquidate other less liquid assets, possibly at a loss or on other unfavorable terms, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we may experience spread compression, and a loss of anticipated earnings, if credited interest rates are increased on renewing contracts in an effort to decrease or manage withdrawal activity.
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
Our expectation for future interest earnings and spread income is an important component in amortization of DAC and VOBA and significantly lower interest earnings or spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. An extended period of declining interest rates or a prolonged period of low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. GAAP. This revision would result in increased reserves and other unfavorable consequences. In addition, while the amount of statutory reserves is not directly affected by changes in market interest rates, additional statutory reserves may be required as the result of an asset adequacy analysis, which is altered by rising or falling interest rates and widening credit spreads.
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
During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. Increases in crediting rates, as well as surrenders and withdrawals, could have a material adverse effect on our business, financial condition and results of operations. In addition, if long-term interest rates rise dramatically within a six- to twelve-month time period, certain of our products may be exposed to disintermediation risk. Higher interest rates may increase the cost of debt and other obligations having floating rate or rate reset provisions and may result in lower sales of other products. A rise in interest rates, in the absence of other countervailing changes, will increase the gross unrealized loss position of our investment portfolio which will decrease our accumulated other comprehensive income and shareholders’ equity. Our gross unrealized loss on our available for sale ("AFS") portfolio was $139 as of September 30, 2017 compared to $269 as of September 30, 2016.
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
Significant continued financial and credit market volatility, changes in interest rates, credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments and declines in general economic conditions, either alone or in combination, could have a material adverse impact on our results of operations, financial condition or cash flows through realized losses, OTTI, changes in unrealized loss positions and increased demands on capital. As of September 30, 2017 and 2016, we had gross unrealized losses on our AFS portfolio of $139 and $269, respectively. In addition, our investment portfolio is concentrated in certain industries. As of September 30, 2017 and 2016, our most significant investment in one industry was our investment securities in the banking industry with a fair value of $2,827 and $2,448, or 12% and 12%, respectively, of the invested assets portfolio. Our holdings in this industry include investments in 115 and 97 different issuers as of September 30, 2017 and 2016, respectively, with the top ten investments accounting for 30% and 34% of the total holdings in this industry as of September 30, 2017 and 2016, respectively. In addition, market volatility can make it difficult for us to value certain of our assets, especially if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on our results of operations or financial condition.
We are exposed to credit loss in the event of non-performance by our counterparties on call options. We seek to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, but there can be no assurance that we will not suffer losses in the event of counterparty non-performance. As of September 30, 2017 and 2016, $381 and $128, respectively, of collateral was posted by our counterparties. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $32 and $148 at September 30, 2017 and 2016, respectively. See "Note 5. Derivative Financial Instruments" to our audited Consolidated Financial Statements for further discussion of credit risk.
Equity market volatility could negatively impact our business.
Equity market volatility can negatively affect our revenues and profitability in various ways, particularly as a result of guaranteed minimum withdrawal or surrender benefits in our products. The estimated cost of providing GMWB incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our revenues and net income. The rate of amortization of DAC and VOBA relating to FIA products and the cost of providing guaranteed minimum withdrawal or surrender benefits could also increase if equity market performance is worse than assumed, hence materially and adversely impacting our results of operations and financial condition.
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
We are highly dependent on automated and information technology systems to record and process our internal transactions and transactions involving our customers, as well as to calculate reserves, value-invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. We could experience a failure of one of these systems, our employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or our employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where we rely on outside vendors, including NTT Data (formerly "Dell"), to provide services to us and our customers. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting, or have a material adverse effect on our business, results of operations and financial condition.

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
A general economic slowdown could adversely affect us in the form of changes in consumer behavior and pressure on our investment portfolios. Concerns over the Federal Reserve’s stimulus plan, the slow economic recovery, the level of U.S. national debt, the global economic concerns and financial sector issues, sluggish job growth and wage stagnation, the availability and cost of credit, the U.S. housing market, inflation levels, and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. Even under relatively favorable economic and market conditions, demand for our products, as well as our investment returns, are sensitive to fixed income, equity, real estate and other fluctuations and overall economic and political conditions. Our top five states for the distribution of our products are California, Texas, Florida, New Jersey and Michigan, and, as a result, any adverse economic developments in these states could have an adverse impact on our business. As a result of these and other concerns, consumer behavior could change, potentially resulting in decreased demand for our products and elevated levels of policy lapses, policy loans, withdrawals and surrenders. In addition, our investments, including investments in mortgage-backed securities, could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in our investment portfolio.
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
In addition, lower persistency may result in higher or more rapid amortization of DAC and VOBA, which would result in higher unit costs and lower reported earnings. Although many of our products contain surrender charges, such charges decrease over time and may not be sufficient to cover the unamortized DAC and VOBA costs with respect to the insurance policy or annuity contract being surrendered. Refer to the deferred annuity account values and surrender charge protection disclosure included within "Item 1. Business, Fixed Rate Annuities."
There may be adverse consequences if the independent contractor status of our IMOs is successfully challenged.
We sell our products through a network of approximately 200 IMOs representing approximately 37,000 independent agents and managing general agents. We currently treat these IMOs as independent contractors who own their own businesses. However, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status of the IMOs are subject to change or interpretation by various authorities. If a federal, state or local authority or court enacts legislation or adopts regulations or adopts an interpretation that changes the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs in complying with such laws, regulations or interpretations, including, in respect of tax withholding, social security payments and recordkeeping, or we could be held liable for the actions of such independent contractors or may be required to modify our business model, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, there is the risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state or local tax or employment laws. Further, if it were determined that our IMOs should be treated as employees, we could possibly incur additional liabilities with respect to any applicable employee benefit plan.
If we are unable to attract and retain national marketing organizations and independent agents, sales of our products may be reduced.
We must attract and retain our network of IMOs and independent agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. Our most important IMOs (those who are able to meet certain production targets) are referred to as “Power Partners”. We currently have 32 Power Partners that accounted for approximately 95% of our Fiscal 2017 sales volume. There can be no guaranty that such relationships will continue in the future. If we are unable to attract and retain a sufficient number of marketers and agents to sell our products, our ability to compete and our revenues would suffer.
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
Our insurance subsidiaries are subject to various statutory and regulatory restrictions and the ability of our insurance subsidiaries to pay dividends is limited by applicable insurance laws and regulations. See “Business-Regulation-Dividend and Other Distribution Payment Limitations”. The Iowa insurance law and the New York insurance law regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. This could limit both our ability to receive cash flow from our direct wholly-owned subsidiary, FGLH, FGLH’s ability to receive cash flow from its direct wholly-owned subsidiary, FGL Insurance, and FGL Insurance’s ability to receive cash flow from its direct wholly-owned subsidiary, FGL NY Insurance.
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
The stock markets have experienced extreme volatility over time that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, operating results and financial condition.
Future sales of a substantial number of shares by existing shareholders could cause our stock price to decline.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of September 30, 2017, we have 58,933 thousand outstanding shares of common stock. The 9,750 thousand shares sold pursuant to the Company’s initial public offering ("IPO") on December 13, 2013, as well as the additional 1,463 thousand options granted to the underwriters that was subsequently exercised, became immediately tradable without restriction under the Securities Act unless held by “affiliates”, as that term is defined in Rule 144 under the Securities Act of 1933, as amended (“Securities Act”). The remaining 47,720 thousand shares of common stock outstanding are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144. We also have entered into a registration rights agreement with HRG pursuant to which HRG is able to require us to register shares it holds for resale. We have filed and intend to file registration statements under the Securities Act to register the shares of common stock to be issued under our 2013 Stock Incentive Plan, as amended (the “Omnibus Plan”) and, as a result, all shares of common stock acquired upon exercise of stock options and vesting of unvested restricted shares granted under the Omnibus Plan will also be freely tradable under the Securities Act, unless purchased by our affiliates. A total of 2,838 thousand shares of common stock are reserved for issuance under the Omnibus Plan. At September 30, 2017, 603 thousand shares remain available for future issuance under the Omnibus Plan.
In the future, we may issue additional shares of common stock or other equity or fixed maturity securities convertible into common stock in connection with a financing, acquisition, and litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common stock to decline.

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

In particular, the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. In addition, we are required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. As described in “Part II - Item 9A. Controls and Procedures,” we identified and, as of September 30, 2017, remediated a material weakness in our internal controls. With remediation, the Company's management was able to conclude that its internal control over financial reporting was effective as of September 30, 2017. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, NYSE, or other regulatory authorities.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our headquarters at 601 Locust Street, Des Moines, Iowa, and sublease properties in Baltimore, Maryland and Lincoln, Nebraska for legal, claims and processing needs. Such leases expire December 2020, May 2021 and January 2022, respectively. We believe our existing facilities are suitable and adequate for our present purposes. As of January 2018, we believe that our Des Moines, Iowa, and Baltimore, Maryland, properties will be sufficient for us to conduct our operations and are planning to exit our lease in Lincoln, Nebraska on December 31, 2017.

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

	High	Low
Year ended September 30, 2017
First Quarter	$24.25	$21.10
Second Quarter	27.95	23.45
Third Quarter	31.30	27.15
Fourth Quarter	31.38	30.95

Year ended September 30, 2016
First Quarter	$27.87	$24.01
Second Quarter	26.55	23.99
Third Quarter	26.49	22.17
Fourth Quarter	24.30	21.42
As of October 1, 2017, there were approximately 67 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name. In the years ended September 30, 2017 and 2016, we paid total cash dividends of $0.26 and $0.26, respectively, per share, on our common stock. Fiscal 2017 dividends were paid to shareholders during December 2016, March 2017, June 2017 and August 2017. Fiscal 2016 dividends were paid to shareholders during December 2015, March 2016, May 2016 and September 2016. We intend to continue to pay cash dividends on such shares so long as we have sufficient capital and/or future earnings to do so, while retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Further determination as to dividend policy will be made by our board of directors, based on our future earnings, capital requirements, financial condition, future prospects and any other factors our board of directors may deem relevant.

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
The following graph shows a comparison from December 13, 2013 (the date our common stock commenced trading on the NYSE) through September 30, 2017 of the cumulative total return for our common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the S&P 500 Life & Health Insurance Index. The graph assumes that $100 was invested at the market close on December 13, 2013 in common stock of Fidelity & Guaranty Life, the S&P 500 Index and the S&P 500 Life & Health Insurance Index and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

We have prepared the following selected financial data as of and for the years ended September 30, 2017, 2016, 2015, 2014, and 2013.

	Fidelity & Guaranty Life
	Year Ended September 30,
(In millions, except share data)	2017	2016	2015	2014	2013

SUMMARY OF OPERATIONS
Total operating revenues	$1,530	$1,139	$961	$1,191	$1,347
Total benefits and expenses	1,173	964	755	979	827
Net income	$223	$97	$118	$163	$348

PER SHARE DATA (a)
Net income per common share - basic	$3.83	$1.67	$2.03	$2.91	7.40
Net income per common share - diluted	3.83	1.66	2.02	2.90	7.40
Cash dividends declared per common share (b)	0.26	0.26	0.26	1.11	1.99
Common shares outstanding	58.9	59.0	58.9	58.4	47.0

BALANCE SHEET DATA
Total investments	$23,072	$21,025	$19,094	$18,802	$16,223
Total assets	28,965	27,035	24,925	24,153	22,403
Total debt	405	400	300	300	300
Total liabilities	26,718	25,101	23,423	22,494	21,264
Total equity	2,247	1,934	1,502	1,659	1,139
Total equity excluding AOCI	1,704	1,495	1,414	1,310	1,026
Book value per share	38.13	32.80	25.51	28.39	24.23
Book value per share, excluding AOCI (c)	$28.92	$25.36	$24.02	$22.41	21.82
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
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Fidelity & Guaranty Life Inc. (“FGL,” “we,” “us,” “our” and, collectively with its subsidiaries, the “Company”) should be read in conjunction with “Item 6. Selected Financial Data,” and our accompanying consolidated financial statements and related notes (the “Consolidated Financial Statements”) referred to in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (the “Form 10-K”). Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” at the beginning of Part I of this Form 10-K. You should consider our forward-looking statements in light of our Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).
All references to Fiscal 2017, 2016 and 2015 refer to fiscal periods ended September 30, 2017, 2016 and 2015, respectively.
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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of September 30, 2017, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $4 billion and 3%, respectively. We are required to pay these guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.

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
Industry Factors and Trends Affecting Our Results of Operations
Demographics and macroeconomic factors are increasing the demand for our FIA and indexed universal life ("IUL") products, for which demand is large and growing: over 10,000 people will turn 65 each day in the United States over the next 15 years. According to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 15% in 2015 to 20% in 2030.
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
Annuity and Life Sales
Sales of annuities and IULs by quarter were as follows:

	Annuity Sales			IUL Sales
(dollars in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2017	Fiscal 2016	Fiscal 2015
First Fiscal Quarter	$648	$489	$903	$17	$13	$7
Second Fiscal Quarter	732	601	610	14	11	7
Third Fiscal Quarter	582	832	519	9	15	10
Fourth Fiscal Quarter	588	603	434	6	17	11
Total	$2,550	$2,525	$2,466	$46	$56	$35
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
AOI is a non-GAAP economic measure we use to evaluate financial performance each period. AOI is calculated by adjusting net income to eliminate (i) the impact of net investment gains including other-than-temporary impairment ("OTTI") losses recognized in operations, but excluding gains and losses on derivatives hedging our indexed annuity policies, (ii) the effect of changes in the interest rates used to discount the FIA embedded derivative liability, (iii) the effect of change in fair value of the reinsurance related embedded derivative, and iv) the effect of class action litigation reserves, if any. All adjustments to AOI are net of the corresponding VOBA and DAC impact. The income tax impact related to these adjustments is measured using an effective tax rate of 35%, as appropriate.
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
Critical Accounting Policies and Estimates
General
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgements that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.
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

We categorize our AFS securities into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of fixed maturity and equity securities, AFS, by pricing source and hierarchy level as of September 30, 2017 and 2016.

	As of September 30, 2017
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities and equity securities available-for-sale:
Prices via third party pricing services	$85	$20,366	$—	$20,451
Priced via independent broker quotations	—	—	1,140	1,140
Priced via other methods	—	—	293	293
Total	$85	$20,366	$1,433	$21,884
Available-for-sale embedded derivative:
Priced via other methods	—	—	16	16
Total	$85	$20,366	$1,449	$21,900
% of Total	—%	93%	7%	100%

	As of September 30, 2016
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities and equity securities available-for-sale:
Prices via third party pricing services	$83	$18,554	$—	$18,637
Priced via independent broker quotations	—	—	1,199	1,199
Priced via other methods	—	—	258	258
Total	$83	$18,554	$1,457	$20,094
Available-for-sale embedded derivative:
Priced via other methods	—	—	13	13
Salus participations, included in other invested assets:
Priced via other methods	—	—	21	21
Total	$83	$18,554	$1,491	$20,128
% of Total	—%	92%	8%	100%
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
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair values of the embedded derivatives in our FIA contracts are derived using market value of options, swap rates, mortality rates, surrender rates and non-performance spread and are classified as Level 3. See "Note 5. Derivative Financial Instruments" and "Note 6. Fair Value of Financial Instruments" to our audited Consolidated Financial Statements for a more complete discussion. The discount rate used to determine the fair value of our FIA embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For Fiscal 2017, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See "Note 5. Derivative Financial Instruments" and "Note 6. Fair Value of Financial Instruments", to our audited Consolidated Financial Statements for a more complete discussion.
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

Evaluation of OTTI
We have a policy and process in place to evaluate securities in our investment portfolio quarterly to assess whether there has been an OTTI. This evaluation process entails considerable judgment and estimation and involves monitoring market events and other items that could impact issuers. The evaluation includes, but is not limited to, such factors as: whether the issuer is current on all payments and all contractual payments have been made as agreed; the remaining payment terms and the financial condition and near term prospects of the issuer; the lack of ability to refinance due to liquidity problems in the credit market; the fair value of any underlying collateral; the existence of any credit protection available; the intent to sell and whether it is more likely than not we would be required to sell prior to recovery for fixed maturity securities; the assessment in the case of equity securities including perpetual preferred stocks with credit deterioration that the security cannot recover to cost in a reasonable period of time; the intent and ability to retain equity securities for a period of time sufficient to allow for recovery; consideration of rating agency actions; and changes in estimated cash flows of residential mortgage-backed securities ("RMBS") and asset-backed securities ("ABS"). An extended and severe unrealized loss position on an AFS fixed income security may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. When assessing our intent to sell a security or if it is more likely than not we will be required to sell a security before recovery of its amortized cost basis, we evaluate facts and circumstances such as, but not limited to, sales of investments to meet cash flow or capital needs
We determine whether OTTI losses should be recognized for fixed maturity and equity securities by assessing all facts and circumstances surrounding each security. Where the decline in market value of fixed maturity securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these investments to be OTTI. For equity securities, we recognize an OTTI in the period in which we do not have the intent and ability to hold the securities until recovery of cost or we determine that the security will not recover to book value within a reasonable period of time. We determine what constitutes a reasonable period of time on a security-by-security basis by considering all the evidence available, including the magnitude of any unrealized loss and its duration. Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using management’s best estimate and is revised as additional information becomes available. As such, changes in or deviations from the assumptions used in such analysis can have a significant effect on the results of operations. During the twelve months ended September 30, 2017 we recognized credit-related impairment losses of $20 on available-for-sale debt securities related to investments in First National Bank Holding Co.  The Company concluded the decline in the fair value of these investments was other than temporary. See “OTTI and Watch List,” "Note 2. Significant Accounting Policies and Practices" and "Note 4. Investments" to our audited Consolidated Financial Statements for a more complete discussion.
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
DAC and VOBA

Acquisition costs that are incremental, direct costs of successful contract acquisition are capitalized as DAC. DAC consists principally of commissions. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred.
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

For annuity products and IUL, DAC and VOBA are being amortized generally in proportion to estimated gross profits from net investment spread margins, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and recognized gain (loss) on investments. Current and future period gross profits for FIA contracts also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. At each valuation date, the most recent quarter’s estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. If the update of assumptions causes estimated gross profits to increase, DAC and VOBA amortization will decrease, resulting in lower amortization expense in the period. The opposite result occurs when the assumption update causes estimated gross profits to decrease. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits (including the impact of recognized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits are based on actuarial assumptions related to the underlying policies’ terms, lives of the policies, duration of contract, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and our best estimates of future experience. Estimated future gross profits vary based on a number of factors, including net investment spread margins, surrender charge income, policy persistency, policy administrative expenses and recognized gains and losses on investments including credit related OTTI losses. Estimated future gross profits are sensitive to changes in interest rates, which are the most significant component of gross profits.
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

(dollars in millions)	As of September 30, 2017

A change to the long-term interest rate assumption of -50 basis points	$(71)
A change to the long-term interest rate assumption of +50 basis points	61
An assumed 10% increase in surrender rate	(6)
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
A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by us due to nonpayment of premiums. We make estimates of expected full and partial surrenders of our fixed annuity products. Our surrender rate experience in Fiscal 2017 on the fixed annuity products averaged 5%, which is within our assumed ranges. Management’s best estimate of surrender behavior incorporates actual experience over the entire period, as we believe that, over the duration of the policies, we will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on our reserve levels and related results of operations.
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

Our aggregate reserves for contractholder funds, future policy benefits and product guarantees on a direct and net basis as of September 30, 2017 are summarized as follows:

(dollars in millions)	Direct	Reinsurance Recoverable	Net

Fixed indexed annuities	$14,237	$(580)	$13,657
Fixed rate annuities	3,910	(308)	3,602
Immediate annuities	2,845	(317)	2,528
Universal life	1,485	(1,073)	412
Traditional life	1,727	(1,097)	630
Total	$24,204	$(3,375)	$20,829
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
At each reporting date, management considers new evidence, both positive and negative, that could impact management’s judgment regarding the future realization of deferred tax assets. As of September 30, 2017, management gathered the following positive and negative evidence concerning the future realization of deferred tax assets:
Positive Evidence:

•	As of September 30, 2017, we were in a cumulative income position based on pre-tax income over the prior 12 quarters;

•	We are projecting significant pre-tax GAAP income from continuing operations;

•	We have projected that the reversal of taxable temporary timing differences will unwind in the 20-year projection period;

•	We have a history of utilizing all significant tax attributes before they expire; and

•	Our inventory of IRC Section 382 limited attributes has been significantly reduced over the past couple years.
Negative Evidence:

•	§382 limited carry-forwards reduce our ability to utilize tax attributes in future years; and

•	Brief carryback/carry-forward period for capital losses.

Based on management’s evaluation of the above positive and negative evidence, management concluded that a valuation allowance continued to be necessary for some of the Company’s DTAs at September 30, 2017. The Company maintains a full valuation allowance for the DTAs of the non-life insurance companies.  It also maintains a valuation allowance against all of the capital losses of the life insurance companies.  For the year ended September 30, 2017, the Company recorded net valuation allowance release of $1 related to FGL’s non-life companies.
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
If the actual cost of settling these matters, whether resulting from adverse judgments or otherwise, differs from the reserves totaling $1 that we have accrued as of September 30, 2017, that difference will be reflected in our results of operations when the matter is resolved or when our estimate of the cost changes. See further discussion in "Note 12. Commitments and Contingencies" to our audited Consolidated Financial Statements.
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
The plans sponsored by FGL include stock options, restricted stock, unrestricted stock and performance restricted stock units (“PRSUs”). The stock option, restricted stock, and unrestricted stock awards under the FGL plan are settled in equity issuance upon exercise, with the exception of our PRSUs. The fair value of the stock awards is determined as of the date the awards are approved and communicated to the recipient and is recognized as expense over the performance or service period, which generally corresponds to the vesting period. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, expected volatility, and expected dividend yield. In fourth quarter 2016, we decided to settle our PRSUs in cash upon vesting and, therefore, reclassified these awards from equity to Other Liabilities. The liability for the PRSUs was valued at fair value upon reclassification which resulted in the recognition of additional compensation cost of $3. A total of 634 thousand PRSUs became fully vested as of September 30, 2016 with a total cash payment of $15 made in November 2016 based on the fair value of the award at the time of settlement, which was $23.30 per PRSU. For our PRSUs, the attainment of performance targets is a key judgment. If the attainment of performance targets differ significantly from actual, stock-based compensation expense could be affected, which could have a material effect on our consolidated results of operations in a particular quarterly or annual period. The PRSUs granted in 2017 can only be settled in cash and, therefore, are classified as a liability plan as well, with the settlement value classified as a liability in "Other liabilities" on the Consolidated Balance Sheets. See "Note 10. Stock Compensation" to our Consolidated Financial Statements for more information on our stock compensation plans.

Recent Accounting Pronouncements
Please refer to "Note 2. Significant Accounting Policies and Practices" to our audited Consolidated Financial Statements for disclosure of recent accounting pronouncements.

Results of Operations
(All amounts presented in millions unless otherwise noted)
The following tables set forth the consolidated results of operations and compare the amount of the change between the fiscal periods:

	Fiscal Year			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Revenues:
Premiums	$42	$70	$58	$(28)	$12
Net investment income	1,005	923	851	82	72
Net investment gains (losses)	316	19	(37)	297	56
Insurance and investment product fees and other	167	127	89	40	38
Total revenues	1,530	1,139	961	391	178
Benefits and expenses:
Benefits and other changes in policy reserves	843	791	578	52	213
Acquisition and operating expenses, net of deferrals	137	119	113	18	6
Amortization of intangibles	193	54	64	139	(10)
Total benefits and expenses	1,173	964	755	209	209
Operating income	357	175	206	182	(31)
Interest expense	(24)	(22)	(24)	(2)	2
Income before income taxes	333	153	182	180	(29)
Income tax expense	(110)	(56)	(64)	(54)	8
Net income	$223	$97	$118	$126	$(21)
Annuity sales during Fiscal 2017 and Fiscal 2016 were $2,550 and $2,525, respectively, including FIA sales of $1,868 and $1,832, respectively. FIA sales in the current year reflect continued strong and productive partnerships with our IMO's. Fiscal 2017 and Fiscal 2016 reflect a $136 and $157 funding agreement, respectively, with Federal Home Loan Bank ("FHLB"), under an investment spread strategy. These funding agreements are reflected as an institutional spread based product. Sales of multi-year guarantee annuities ("MYGA") were $546 in Fiscal 2017 as compared to $536 in Fiscal 2016. We view MYGA volume and funding agreements as opportunistic and therefore these volumes will fluctuate from period to period. Indexed universal life sales during Fiscal 2017 and Fiscal 2016 were $46 and $56, respectively. The decline in IUL sales during Fiscal 2017 reflects our focus on quality of new business and pricing discipline to achieve profitability and capital targets.

Annuity sales during Fiscal 2016 and Fiscal 2015 were $2,525 and $2,466, respectively, including $1,832 and $2,179, respectively. As expected, FIA sales were down from the near record level achieved in the prior year as we have intentionally moderated volume to sustain a disciplined approach for new business profitability and capital management. Sales of MYGA were $536 in Fiscal 2016 as compared to $287 in Fiscal 2015. During third quarter of Fiscal 2016, we entered into a $157 funding agreement with FHLB, under an investment spread strategy. This funding agreement is reflected as an institutional spread based product. We view MYGA volume and funding agreements as opportunistic and therefore these volumes will fluctuate from period to period. Indexed universal life sales during Fiscal 2016 and Fiscal 2015 were $56 and $35, respectively. The strong growth in the current period reflects the Company's ongoing efforts to steadily grow indexed universal life sales through its network of core middle-market focused IMO's.

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

Premiums decreased $28, or 40%, from Fiscal 2016 to Fiscal 2017 primarily due to the retroactive reinstatement of a reinsurance treaty with a third party reinsurer during Fiscal 2017 with a partial offset in benefits and other changes in policy reserves. Also contributing to the decrease was higher life-contingent immediate annuity premiums during Fiscal 2016, resulting from an increase in deferred annuity policies reaching the required annuitization period.
Premiums increased $12, or 21%, from Fiscal 2015 to Fiscal 2016 primarily due to an increase in life-contingent immediate annuity premiums resulting from an increase in deferred annuity policies reaching their required annuitization period during Fiscal 2016.
Net investment income
Below is a summary of the major components included in net investment income for Fiscal 2017, Fiscal 2016, and Fiscal 2015:

	Fiscal Year			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Fixed maturity securities, available-for-sale	$953	$869	$799	$84	$70
Equity securities, available-for-sale	41	32	33	9	(1)
Commercial mortgage loans, related party loans, invested cash, short term investments, and other investments	33	40	39	(7)	1
Gross investment income	1,027	941	871	86	70
Investment expense	(22)	(18)	(20)	(4)	2
Net investment income	$1,005	$923	$851	$82	$72
Our net investment spread and AAUM for the period is summarized as follows (annualized):

	Fiscal Year			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Yield on AAUM (at amortized cost)	4.95%	4.92%	4.80%	0.03%	0.12%
Less: Interest credited and option cost	(2.53)%	(2.65)%	(2.83)%	0.12%	0.18%
Net investment spread	2.42%	2.27%	1.97%	0.15%	0.30%
AAUM	$20,324	$18,738	$17,722	$1,586	$1,016

•
The increase in net investment income ("NII") of $82, or 9%, from Fiscal 2016 to Fiscal 2017 was primarily due an increase in AAUM (volume).  The volume increase period over period resulted in net investment income growth of $78, with the remaining $4 driven by an increase in earned yields (rate).

•	The increase in AAUM of $2 billion or 8% from Fiscal 2016 to Fiscal 2017 was primarily due to new business sales over the past year and stable in-force retention trends.

•
The increase in net investment income of $72, or 8%, from Fiscal 2015 to Fiscal 2016 was primarily due to increases in AAUM (volume) and earned yields (rate).  The volume and rate increases period over period resulted in net investment income growth of $49 and $23, respectively. The increase in earned yields was primarily due to higher overall portfolio yields from repositioning activities completed over the past year as well as an increase in income from tender offer consideration and bond prepayment income.

•
The increase in AAUM of $1 billion or 6% from Fiscal 2015 to Fiscal 2016 was primarily due to annuity sales and FHLB institutional spread based sales over the past year and stable in force retention trends.

Net investment gains (losses)
Below is a summary of the major components included in net investment gains (losses) for Fiscal 2017, Fiscal 2016, and Fiscal 2015:

	Fiscal Year			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Net realized (losses) gains on available-for-sale securities	$(16)	$(14)	$(22)	$(2)	$8
Realized and unrealized gains (losses) on certain derivative instruments	348	82	(107)	266	189
Change in fair value of reinsurance related embedded derivative	(16)	(49)	92	33	(141)
Net investment gains (losses)	$316	$19	$(37)	$297	$56
Fiscal 2017 compared to Fiscal 2016

•
The increase in net investment losses on available-for-sale securities of $2 from Fiscal 2016 to Fiscal 2017 was primarily due to a decrease in trading gains year over year. Fiscal 2017 net realized losses on available-for-sale securities of $16 include $6 of net trading gains and $22 of impairment losses, primarily related to available-for-sale debt securities related to investments in First National Bank Holding Co. Comparatively, Fiscal 2016 net realized losses on available-for-sale securities of $14 include $22 of net trading gains, $8 on recovery of the RadioShack loan participation previously impaired in 2015, and $44 of impairment losses, primarily related to loan participations and Salus CLO. Refer to impairment disclosures in "Note 4. Investments" to our audited Consolidated Financial Statements for additional details.

•	Net realized and unrealized gains on certain derivative instruments increased $266 from Fiscal 2016 to Fiscal 2017. See the table below for primary drivers of this increase.

•
Partially offsetting the increase in net investment gains on available-for-sale securities and derivative instruments from Fiscal 2016 to Fiscal 2017 was a $33 period over period increase in fair value of reinsurance related embedded derivative, which is based on the change in fair value of the underlying assets held in the funds withheld ("FWH") portfolio. Specifically, the reinsurance related embedded derivative decreased $16 during Fiscal 2017 resulting from an increase in the net unrealized gain position of the FSRCI FWH portfolio during the year, primarily due to improvements in the commodities and high yield bonds and emerging market securities, offset by higher Treasury yields in response to Federal Reserve interest rate increases. Comparatively, the reinsurance related embedded derivative increased $49 in the Fiscal 2016 resulting from an increase in the net unrealized gain position of the FSRCI FWH portfolio during the year, primarily due to generally positive capital market and commodities price movements during the current year.

Fiscal 2016 compared to Fiscal 2015

•
The increase in net investment gains on available-for-sale securities of $8 from Fiscal 2015 to Fiscal 2016 was primarily due a decrease in impairments year over year, partially offset by a decrease in net realized gains, as Fiscal 2015 reflected trading gains from our tax planning strategy initiated in 2014. Fiscal 2016 net realized losses on available-for-sale securities includes $44 of net impairments, primarily related to loan participations and Salus CLO. Comparatively, Fiscal 2015 net realized losses on available-for-sale securities includes of $82 of net impairments primarily related to direct and indirect investments in RadioShack Corporation ("RSH"), which filed for bankruptcy in February 2015, as well as Salus CLO Equity investment. Refer to impairment disclosures in "Note 4. Investments" to our audited Consolidated Financial Statements for additional details.

•	Net realized and unrealized gains on certain derivative instruments increased $189 from Fiscal 2015 to Fiscal 2016. See the table below for primary drivers of this increase.

•
Partially offsetting the decrease in net investment gains on available-for-sale securities and derivative instruments from Fiscal 2015 to Fiscal 2016 was a $141 period over period decrease in fair value of reinsurance related embedded derivative, which is based on the change in fair value of the underlying assets held in the funds withheld ("FWH") portfolio. Specifically, the reinsurance related embedded derivative decreased $49 during Fiscal 2016 resulting from an increase in the net unrealized gain position of the FSRCI FWH portfolio during the year, primarily due to generally positive capital market and commodities price movements during the current year. Comparatively, the reinsurance related embedded derivative decreased $92 in Fiscal 2015 as a result of a decrease in fair value of the FWH portfolio primarily due to an increase in credit spreads during a period characterized by increased volatility in the capital markets. The impact of reinsurance related embedded derivative gains (losses) is largely offset in stockholders’ equity as the change in the net unrealized gains (losses) on the FSRCI FWH portfolio is included in AOCI.
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
The components of the realized and unrealized gains on certain derivative instruments hedging our indexed annuity and universal life products are as follows:

	Fiscal Year			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Call Options:
Gains (losses) on option expiration	$212	$(89)	$114	$301	$(203)
Change in unrealized gains (losses)	126	163	(214)	(37)	377
Futures contracts:
Gains (losses) on futures contracts expiration	7	5	(6)	2	11
Change in unrealized gains (losses)	3	3	(1)	—	4
Total net change in fair value	$348	$82	$(107)	$266	$189

Change in S&P 500 Index during the period	16%	13%	(3)%

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

•
The increases in certain derivative instruments from Fiscal 2016 to Fiscal 2017 and from Fiscal 2015 to Fiscal 2016 were primarily due to the change in net realized and unrealized gains/(losses) on call options and future contracts during the respective years as well as timing of option purchases and expirations. The S&P 500 Index increased 16% during Fiscal 2017, increased 13% during Fiscal 2016, and decreased 3% during Fiscal 2015 (the percentages noted are a fiscal period over period comparison of the growth of the S&P 500 Index only and do not reflect the change for each option buy date).

The average index credits to policyholders were as follows:

	Fiscal Year			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Average Crediting Rate	4%	1%	4%	3%	(3)%
S&P 500 Index:
Point-to-point strategy	4%	1%	4%	3%	(3)%
Monthly average strategy	3%	1%	4%	2%	(3)%
Monthly point-to-point strategy	4%	—%	3%	4%	(3)%
3 year high water mark	13%	16%	24%	(3)%	(8)%

•
Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow the Company to manage the cost of the options purchased to fund the annual index credits.

•
The credits for Fiscal 2017, Fiscal 2016 and Fiscal 2015 were based on comparing the S&P 500 Index on each issue date in these respective periods to the same issue date in the respective prior year periods. Favorable volatility at different points in these periods caused an increase in crediting rates in the point-to-point, monthly point-to-point strategies due to higher equity returns in Fiscal 2017 and Fiscal 2015. Unfavorable volatility caused a decline in crediting rates due to lower equity returns in Fiscal 2016.

Insurance and investment product fees and other
Below is a summary of the major components included in Insurance and investment product fees and other for Fiscal 2017, Fiscal 2016, and Fiscal 2015:

	Fiscal Year			Increase / (Decrease)
Insurance and investment product fees and other:	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Surrender charges	$34	$22	$19	$12	$3
Cost of insurance fees and other income	133	105	70	28	35
Total insurance and investment product fees and other	$167	$127	$89	$40	$38

•
Insurance and investment product fees and other consists primarily of the cost of insurance, policy rider fees and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations).

•
The $40 and $38 increases in total insurance and investment product fees and other in Fiscal 2017 and Fiscal 2016, respectively, were primarily due to increases in rider fees on FIA policies as well as increases in cost of insurance ("COI") charges on IUL policies over the past year. Specifically, guaranteed minimum withdrawal benefit ("GMWB") rider fees increased $18 from Fiscal 2015 to Fiscal 2016 and $16 from Fiscal 2016 and Fiscal 2017. This growth is a result of growth in benefit base, which is partially offset by a corresponding increase in income rider reserves (included in Benefits and other changes in policy reserves). GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year. The COI charges on IUL policies also increased $15 and $12 during Fiscal 2016 and Fiscal 2017, respectively, due to continued growth in the life business over the past two years.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for Fiscal 2017, Fiscal 2016, and Fiscal 2015:

	Fiscal Year			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
FIA market value option liability change	$151	$174	$(219)	$(23)	$393
FIA present value future credits & guarantee liability change	(145)	96	101	(241)	(5)
Index credits, interest credited & bonuses	649	316	524	333	(208)
Annuity payments	152	164	176	(12)	(12)
Other policy benefits and reserve movements	36	41	(4)	(5)	45
Total benefits and other changes in policy reserves	$843	$791	$578	$52	$213

•
The FIA market value option liability increased $151 during Fiscal 2017, increased $174 during Fiscal 2016 and decreased $219 during Fiscal 2015, respectively. The decrease of $23 from Fiscal 2016 to Fiscal 2017 and increase of $393 from Fiscal 2015 to Fiscal 2016 was driven by the corresponding change in fair value of FIA options during the respective periods. In general, a decrease or increase in market value of derivative assets hedging FIA index credits will result in a corresponding decrease or increase in the market value option liability, respectively. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•
The FIA present value of future credits and guarantee liability decreased $145, and increased $96 and $101 during Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively. The change in longer duration risk free rates year over year decreased reserves by $167, increased reserves by $97, and increased reserves by $83 during Fiscal 2017, Fiscal 2016, Fiscal 2015 and respectively. Additionally, the reserve increase for Fiscal 2017, Fiscal 2016, and Fiscal 2015 included increases of $33, $22, and $18 respectively, related to annual surrender assumption update which impacted the FIA embedded derivative reserve calculation.

•
Index credits, interest credited & bonuses increased $333 from Fiscal 2016 to Fiscal 2017 and decreased $208 from Fiscal 2015 to Fiscal 2016. The year over year fluctuations from Fiscal 2016 to Fiscal 2017 and Fiscal 2015 to Fiscal 2016 were primarily due to changes in the amount of index credits on FIA policies reflecting the fluctuation in performance of the S&P 500 Index relative to the S&P 500 Index level on the policyholder buy dates and related changes in in realized gains from options and futures which fund FIA index credits. Fixed interest credits remained in line with historical experience in Fiscal 2017, 2016 and 2015.

•
Other policy benefits and reserve movements decreased $5 from Fiscal 2016 to Fiscal 2017 and $45 from Fiscal 2015 to Fiscal 2016. The decrease from Fiscal 2016 to Fiscal 2017 was primarily due to a decrease in life contingent immediate annuity reserves due to increased annuitizations during Fiscal 2016. The reserve increase from Fiscal 2015 to Fiscal 2016 was due to an increase in GMWB reserves in the current year due to continued growth in FIA policies with the rider, as well as an increase in life contingent immediate annuity reserves due to increased annuitizations during Fiscal 2016.

Acquisition and operating expenses, net of deferrals
Below is a summary of the major components included in acquisition and operating expenses, net of deferrals for Fiscal 2017, Fiscal 2016, and Fiscal 2015:

	Fiscal Year			Increase / (Decrease)
Acquisition and operating expenses, net of deferrals:	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
General expenses	$120	$107	$106	$13	$1
Acquisition expenses	310	325	298	(15)	27
Deferred acquisition costs	(293)	(313)	(291)	20	(22)
Total acquisition and operating expenses, net of deferrals	$137	$119	$113	$18	$6

•
The increase in acquisition and operating expenses, net of deferrals, during Fiscal 2017 compared to Fiscal 2016 reflects an increase in general expenses related to employee headcount growth, as well as increased merger transaction cost and LTIP expense.

•	Gross acquisition expenses decreased $15 from Fiscal 2017 compared to Fiscal 2016 due to lower commissions driven by lower IUL sales in Fiscal 2017.

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

Amortization of intangibles
Below is a summary of the major components included in amortization of intangibles for Fiscal 2017, Fiscal 2016, and Fiscal 2015:

	Fiscal Year			Increase / (Decrease)
Amortization of intangibles related to:	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Unlocking	$(30)	$(27)	$(23)	$(3)	$(4)
Interest	(57)	(45)	(34)	(12)	(11)
Amortization	280	126	121	154	5
Total amortization of intangibles	$193	$54	$64	$139	$(10)

•
Amortization of intangibles is based on historical, current and future expected gross margins (pre-tax operating income before amortization). Fiscal 2017 results included $30 of favorable unlocking, primarily from equity market fluctuations and aforementioned annual surrender assumption updates. Comparatively, Fiscal 2016 results included $27 of favorable unlocking. The year over year increase in amortization of $154 was primarily due to higher actual gross profits ("AGPs") on the DAC lines of business (LOBs), excluding the impact of the reinsurance related embedded derivative. The year over year increase in AGPs during 2017 was primarily driven by an increase in net investment gains, net investment income (see net investment gains and net investment income discussions above) and an increase in the risk free rate which served to decrease reserves (see benefit and reserve discussion above). Interest increased year-over-year due to continued growth of our in force book of business.

•
Fiscal 2016 results included favorable unlocking and amortization adjustments of $27 primarily from equity market fluctuations and aforementioned annual assumption updates. Also contributing to the year over year increase was lower overall gross margins in Fiscal 2016 primarily due to higher actual gross profits ("AGPs") on the DAC lines of business (LOBs), excluding the impact of the reinsurance related embedded derivative. The year over year increase in AGPs during 2016 was primarily driven by an increase in net investment income (see net investment income discussion above) and lower net losses on available for sale securities (see net investment gain/(loss) discussion above), partially offset by an increase in FIA reserves due to market movements in risk free rates (see benefit and reserve discussion above). Interest increased year-over-year due to continued growth of our in force book of business.

Other items affecting net income
Interest expense
The interest expense and amortization of debt issuance costs of the Company's debt for Fiscal 2017, 2016 and 2015, respectively, were as follows:

	Fiscal Year			Increase / (Decrease)
Interest expense and amortization related to:	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Debt	$19	$21	$23	$(2)	$(2)
Revolving credit facility	5	1	1	4	—
Total interest expense	24	22	24	2	(2)

•
Fiscal 2017 interest expense included interest incurred on the $105 revolving credit facility outstanding on which the company drew $100 during the fourth fiscal quarter of 2016 and $5 during the second fiscal quarter of 2017. The increase in interest on the revolving credit facility was partially offset by a decrease in amortization of capitalized debt issuance costs related to the $300 of outstanding 6.375% senior notes (the "Senior Notes") issued by FGLH in March 2013.

•	Fiscal 2016 interest expense decreased $2 compared to Fiscal 2015 due to the amortization of capitalized debt issuance costs related to the Senior Notes which were fully amortized in March of 2016.

Income tax expense
Below is a summary of the major components included in Income tax expense (benefit) for Fiscal 2017, Fiscal 2016, and Fiscal 2015:

	Fiscal Year			Increase / (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Income before taxes	$333	$153	$182	$180	$(29)

Income tax before valuation allowance	111	125	63	(14)	62
Change in valuation allowance	(1)	(69)	1	68	(70)
Income tax	$110	$56	$64	$54	$(8)
Effective rate	33%	37%	35%	(4)%	2%

•
Income tax expense for Fiscal 2017 is $110, net of a valuation allowance release of $1, compared to income tax expense of $56 for Fiscal 2016, net of a valuation allowance release of $69. The increase in income tax expense of $54 from Fiscal 2016 to Fiscal 2017 was primarily due to an increase in pre-tax income of $180 year over year, partially offset by an increase in favorable permanent adjustments, including low income housing tax credits and dividends received deduction.

•
Income tax expense for Fiscal 2016 was $56, net of a valuation allowance release of $69, compared to income tax expense of $64 for Fiscal 2015, inclusive of a valuation allowance expense of $1. The decrease in income tax expense of $8 from Fiscal 2015 to Fiscal 2016 was primarily due to a decrease in pre-tax income of $29 year over year. The valuation allowance release for Fiscal 2016 is related to the removal of the valuation allowance against life company capital loss deferred tax assets that expired and were written off in the first quarter of 2016, and therefore had no net impact to the overall tax expense.

In assessing the recoverability of our deferred tax assets, we regularly consider the guidance outlined within Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. The guidance requires an assessment of both positive and negative evidence in determining the realizability of deferred tax assets. A valuation allowance is required to reduce our deferred tax asset to an amount that is more likely than not to be realized. In determining the net deferred tax asset and valuation allowance, we are required to make judgments and estimates related to projections of future profitability. These judgments include the following: the timing and extent of the utilization of net operating loss carry-forwards, the reversals of temporary differences, and tax planning strategies. We have recorded a partial valuation allowance of $49 against our gross deferred tax assets of $767 as of September 30, 2017.
We maintain a valuation allowance against the deferred tax assets of our non-life insurance company subsidiaries. Our non-life insurance company subsidiaries have a history of losses and insufficient sources of future income necessary to recognize any portion of their deferred tax assets. The remaining unutilized capital loss carryforwards of our life companies expired on December 31, 2015. The deferred tax assets and valuation allowance associated with those carryforwards were written off at December 31, 2015. As of September 30, 2017, there is no valuation allowance placed against the deferred tax assets of the life companies.
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

AOI
The table below shows the adjustments made to reconcile net income to our AOI:

	Fiscal Year			Increase / (Decrease)
Reconciliation from Net Income to AOI:	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Net income	$223	$97	$118	$126	$(21)
Adjustments to arrive at AOI:
Effect of investment losses (gains), net of offsets	13	9	13	4	(4)
Effect of change in FIA embedded derivative discount rate, net of offsets	(95)	54	56	(149)	(2)
Effect of change in fair value of reinsurance related embedded derivative, net of offsets	11	37	(69)	(26)	106
Effects of class action litigation reserves, net of offsets	—	—	(1)	—	1
Tax impact of adjusting items	25	(35)	1	60	(36)
AOI	$177	$162	$118	$15	$44

•
AOI increased $15 from $162 to $177 in Fiscal 2017. The current year results included approximately $18 net benefit from lower DAC amortization from unlocking and equity market fluctuations, and annual assumption review, $5 net favorable single premium immediate annuity ("SPIA") and other reserve adjustments, and $4 bond prepayment income and lower tax expense, partially offset by $11 higher expense related to the pending merger transaction and legacy incentive compensation plans. Comparatively, Fiscal 2016 AOI included approximately $17 of net favorable adjustments, related to lower DAC amortization and reserve changes, primarily due to equity market fluctuations and annual assumption updates; $7 of net favorable performance in the immediate annuity product line and other reserve movements; and $6 of bond prepayment income; partially offsetting these favorable items were $4 of expenses related to merger transaction costs and $2 of stock compensation expense related to our Performance Restricted Stock Units which were reclassified from an equity plan to a liability plan in the fourth quarter of 2016 (refer to “Note 10 Stock Compensation” to our audited Consolidated Financial Statements for additional details).

•
AOI increased $44 from $118 to $162 in Fiscal 2016. Fiscal 2016 AOI included approximately $17 of net favorable adjustments related to lower DAC amortization and reserve changes, primarily due to equity market fluctuations and annual assumption updates; $7 of net favorable performance in the immediate annuity product line and other reserve movements; and $6 of bond prepayment income. Partially offsetting these favorable items was $4 of expenses related to merger transaction costs and $2 of stock compensation expense related to our Performance Restricted Stock Units which were reclassified from an equity plan to a liability plan in the fourth quarter of 2016 (refer to “Note 10 Stock Compensation” to our audited Consolidated Financial Statements for additional details). Comparatively, Fiscal 2015 AOI included approximately $16 of net favorable adjustments, primarily related to annual actuarial assumption review and prepayment income; partially offset by net unfavorable adjustments of approximately $14 primarily related to mortality experience on life contingent immediate annuity polices as well as legacy incentive compensation and strategic review related expenses.

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
As of September 30, 2017 and 2016, the fair value of our investment portfolio was approximately $23 billion and $21 billion, respectively, and was divided among the following asset class and sectors:

	September 30, 2017		September 30, 2016
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$107	—%	$243	1%
United States Government sponsored entities	128	1%	115	1%
United States municipalities, states and territories	1,726	8%	1,717	8%
Corporate securities:
Finance, insurance and real estate	5,806	25%	5,463	26%
Manufacturing, construction and mining	1,018	4%	863	4%
Utilities, energy and related sectors	2,202	10%	1,881	9%
Wholesale/retail trade	1,408	6%	1,277	6%
Services, media and other	2,296	10%	1,856	9%
Hybrid securities	1,465	6%	1,386	7%
Non-agency residential mortgage-backed securities	1,135	5%	1,247	6%
Commercial mortgage-backed securities	978	4%	864	4%
Asset-backed securities	2,885	13%	2,499	12%
Total fixed maturity available for sale securities	21,154	92%	19,411	93%
Equity securities (a)	773	3%	683	3%
Commercial mortgage loans	552	2%	614	3%
Other (primarily derivatives)	595	3%	334	1%
Total investments	$23,074	100%	$21,042	100%
(a) Includes investment grade non-redeemable preferred stocks ($613 and $577, respectively) and Federal Home Loan Bank of Atlanta common stock ($43 and $40, respectively).
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

As of September 30, 2017 and 2016, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $21 billion and $19 billion, respectively. The following table summarizes the credit quality, by Nationally Recognized Statistical Ratings Organization ("NRSRO") rating, of our fixed income portfolio:

	September 30, 2017		September 30, 2016
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,624	8%	$1,509	8%
AA	1,970	9%	1,933	10%
A	5,762	27%	5,126	27%
BBB	9,582	45%	8,404	43%
BB (a)	1,056	5%	1,017	5%
B and below (b)	1,160	6%	1,422	7%
Total	$21,154	100%	$19,411	100%
(a) Includes $40 and $67 at September 30, 2017 and 2016, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners ("NAIC") 1 designation.
(b) Includes $919 and $1,047 at September 30, 2017 and 2016, respectively, of non-agency RMBS that carry a NAIC 1 designation.
As of September 30, 2017 and 2016, included in our fixed maturity AFS securities portfolio are the collateral assets of the funds withheld coinsurance agreement with FSRCI of approximately $1 billion. The following table summarizes the credit quality, by NRSRO rating, of FSRCI fixed income portfolio:

	September 30, 2017		September 30, 2016
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$65	8%	$90	10%
AA	35	4%	58	7%
A	90	11%	84	10%
BBB	227	28%	247	28%
BB	194	24%	155	18%
B and below	202	25%	238	27%
Total	$813	100%	$872	100%
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
The tables below present our fixed maturity securities by NAIC designation as of September 30, 2017 and 2016:

	September 30, 2017
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,358	$10,989	52%
2	8,283	8,757	41%
3	1,181	1,209	6%
4	144	139	1%
5	94	57	—%
6	3	3	—%
Total	$20,063	$21,154	100%

	September 30, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$10,052	$10,678	55%
2	7,209	7,534	39%
3	885	866	5%
4	277	255	1%
5	94	75	—%
6	4	3	—%
Total	$18,521	$19,411	100%

The tables below present the collateral assets of the funds withheld coinsurance agreement with FSRCI which were included in our fixed maturity securities as of September 30, 2017 and 2016:

	September 30, 2017
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$238	$238	29%
2	202	204	25%
3	207	206	25%
4	126	126	16%
5	42	37	5%
6	3	2	—%
Total	$818	$813	100%

	September 30, 2016
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$308	$307	35%
2	202	206	24%
3	159	153	17%
4	159	154	18%
5	58	49	6%
6	4	3	—%
Total	$890	$872	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our AFS securities, including the fair value and percent of total AFS securities fair value as of September 30, 2017 and 2016:

	September 30, 2017
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,827	13%
ABS collateralized loan obligation ("CLO")	2,166	10%
Municipal	1,957	9%
Life insurance	1,409	6%
Electric	1,121	5%
Property and casualty insurance	1,000	5%
Whole loan collateralized mortgage obligation ("CMO")	836	4%
Other financial institutions	778	4%
CMBS	776	3%
ABS other	712	3%
Total	$13,582	62%

	September 30, 2016
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
Banking	$2,448	12%
ABS CLO	2,084	10%
Municipal	1,985	10%
Life insurance	1,200	6%
Electric	1,096	5%
Property and casualty insurance	966	5%
Whole loan CMO	909	5%
Other financial institutions	825	4%
CMBS	740	4%
Pipelines	480	2%
Total	$12,733	63%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2017 and 2016, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2017		September 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$342	$342	$261	$263
Due after one year through five years	1,765	1,825	1,863	1,919
Due after five years through ten years	3,225	3,377	3,233	3,407
Due after ten years	8,987	9,689	7,710	8,346
Subtotal	$14,319	$15,233	$13,067	$13,935
Other securities which provide for periodic payments:
Asset-backed securities	$2,852	$2,885	$2,528	$2,499
Commercial-mortgage-backed securities	974	978	850	864
Structured hybrids	774	795	749	751
Residential mortgage-backed securities	1,144	1,263	1,327	1,362
Subtotal	$5,744	$5,921	$5,454	$5,476
Total fixed maturity available-for-sale securities	$20,063	$21,154	$18,521	$19,411
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $279 and $690 as of September 30, 2017, respectively, and $322 and $717, respectively, as of September 30, 2016.
During the fiscal quarter ended June 30, 2015, the Company received notice that we are entitled to receive a settlement as a result of our ownership of certain residential mortgage-backed securities that were issued by Countrywide Financial Corporation ("Countrywide"), an entity which was later acquired by Bank of America Corporation. An $18 cash settlement was received in the fiscal quarter ended June 30, 2016 for a majority of the Countrywide securities, and another $2 was expected to be paid in the third fiscal quarter of 2017; however, the two bonds involved are a part of ongoing litigation, and the settlement proceeds have been escrowed pending resolution of this process. The trustee and settlement administrator indicate timing of a resolution is unknown. Please refer to "Note 4. Investments" to our audited Consolidated Financial Statements for additional details.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of September 30, 2017 and September 30, 2016:

	September 30, 2017		September 30, 2016
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	949	98%	1,026	99%
2	13	1%	2	—%
3	7	1%	4	—%
4	—	—%	7	1%
5	—	—%	—	—%
6	—	—%	—	—%
Total	969	100%	1,039	100%

NRSRO:
AAA	16	2%	13	1%
AA	11	1%	8	1%
A	38	4%	47	5%
BBB	51	5%	27	3%
BB and below	853	88%	944	90%
Total	969	100%	1,039	100%

Vintage:
2007	206	21%	210	20%
2006	361	37%	381	37%
2005 and prior	402	42%	448	43%
Total	969	100%	1,039	100%
ABS Exposure
As of September 30, 2017, our asset-backed security ("ABS") exposure was largely composed of CLOs, which comprised 75% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
The following tables summarize our ABS exposure. The non-CLO exposure represents 25% of total ABS assets, or 3% of total invested assets. As of September 30, 2017, the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $23 and $11, respectively.
The non-CLO exposure as of September 30, 2016 represented 17% of total ABS assets, or 2%, of total invested assets. As of September 30, 2016, the CLO and non-CLO positions were trading at a net unrealized loss position of $25 and $4, respectively.

	September 30, 2017		September 30, 2016
Asset Class	Fair Value	Percent	Fair Value	Percent
ABS CLO	$2,166	75%	$2,084	83%
ABS auto	4	—%	13	1%
ABS credit card	3	—%	—	—%
ABS other	712	25%	402	16%
Total ABS	$2,885	100%	$2,499	100%

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

	Debt-Service Coverage Ratios				Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00	N/A(a)
September 30, 2017
LTV Ratios:
Less than 50%	$222	$—	$—	$1	$223	41%	$226	41%
50% to 60%	232	—	—	—	232	42%	233	42%
60% to 75%	86	7	—	—	93	17%	93	17%
Commercial mortgage loans	$540	$7	$—	$1	$548	100%	$552	100%
September 30, 2016
LTV Ratios:
Less than 50%	$158	$18	$—	$1	$177	29%	$181	29%
50% to 60%	189	—	—	—	189	32%	194	32%
60% to 75%	230	—	—	—	230	39%	239	39%
Commercial mortgage loans	$577	$18	$—	$1	$596	100%	$614	100%
(a) N/A - Current DSC ratio not available.

As of September 30, 2017, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.1 times, and a weighted average LTV ratio of 51%.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of September 30, 2017 and 2016 were as follows:

	September 30, 2017
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	7	$26	$—	$26
United States Government sponsored agencies	27	29	(1)	28
United States municipalities, states and territories	33	212	(10)	202
Corporate securities:
Finance, insurance and real estate	76	465	(7)	458
Manufacturing, construction and mining	24	227	(18)	209
Utilities, energy and related sectors	59	379	(38)	341
Wholesale/retail trade	53	238	(6)	232
Services, media and other	79	512	(22)	490
Hybrid securities	19	342	(16)	326
Non-agency residential mortgage backed securities	38	102	(4)	98
Commercial mortgage backed securities	64	395	(10)	385
Asset backed securities	120	797	(5)	792
Total fixed maturity available for sale securities	599	3,724	(137)	3,587
Equity securities	12	47	(2)	45
Total	611	$3,771	$(139)	$3,632

	September 30, 2016
	Number of securities	Amortized Cost	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$—	$—	$—
United States Government sponsored agencies	29	30	(1)	29
United States municipalities, states and territories	18	111	(4)	107
Corporate securities:
Finance, insurance and real estate	56	349	(16)	333
Manufacturing, construction and mining	29	224	(31)	193
Utilities, energy and related sectors	72	444	(47)	397
Wholesale/retail trade	32	181	(7)	174
Services, media and other	60	378	(31)	347
Hybrid securities	29	500	(47)	453
Non-agency residential mortgage backed securities	141	612	(27)	585
Commercial mortgage backed securities	46	235	(9)	226
Asset backed securities	211	1,765	(45)	1,720
Total fixed maturity available for sale securities	725	4,829	(265)	4,564
Equity securities	11	130	(4)	126
Total	736	$4,959	$(269)	$4,690
The gross unrealized loss position on the available-for-sale fixed and equity portfolio as of September 30, 2017, was $139, an improvement of $130 from $269 as of September 30, 2016. Most components of the portfolio exhibited price improvement as LIBOR rates increased based on the Federal Reserve rate hikes which caused the value of floating rate securities, to increase, primarily related to non-agency residential mortgage-backed securities, asset-backed securities, and hybrid securities. This was aided by strong overall economic fundamentals that drove demand for riskier assets including high yield bonds and emerging market securities. The total book value of all securities in an unrealized loss position decreased by 24%, to $3,771 from $4,959, with the average market value/

book value of this group showing modest improvement to 96% from 95%. In aggregate, corporate bonds represented 65% of the total unrealized loss position, up from 49% as of September 30, 2016.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $336 and an amortized cost of $300 as of September 30, 2017) and special revenue bonds (fair value of $1,390 and amortized cost of $1,273 as of September 30, 2017).
Across all municipal bonds, the largest issuer represented 7% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 93% of our municipal bond exposure is rated NAIC 1.
The amortized cost and fair value of fixed maturity securities and equity securities (excluding U.S. Government and U.S. Government-sponsored agency securities) in an unrealized loss position greater than 20% and the number of months in an unrealized loss position with fixed maturity investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2017 and 2016, were as follows:

	September 30, 2017				September 30, 2016
	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses	Number of securities	Amortized Cost	Fair Value	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	—	—	—	—
Twelve months or greater	—	—	—	—	6	125	96	(29)
Total investment grade	—	—	—	—	6	125	96	(29)

Below investment grade:
Less than six months	—	—	—	—	—	—	—	—
Six months or more and less than twelve months	1	1	1	—	3	9	7	(2)
Twelve months or greater	15	108	58	(50)	23	142	80	(62)
Total below investment grade	16	109	59	(50)	26	151	87	(64)
Total	16	$109	$59	$(50)	32	$276	$183	$(93)
OTTI and Watch List
At September 30, 2017 and 2016, our watch list included 18 and 35 securities, respectively, in an unrealized loss position with an amortized cost of $109 and $276, unrealized losses of $50 and $93, and a fair value of $59 and $183, respectively. As part of the cash flow testing analysis, we evaluated each of these securities to assess the following:
•whether the issuer is currently meeting its financial obligations
•its ability to continue to meet these obligations
•its existing cash available
•its access to additional available capital
•any expense management actions the issuer has taken; and
•whether the issuer has the ability and willingness to sell non-core assets to generate liquidity
Based on our analysis, these securities demonstrated that the September 30, 2017 and 2016 carrying values were fully recoverable.
There were 4 and 8 structured securities with a fair value of $0 and $6, respectively, on the watch list to which we had potential credit exposure as of September 30, 2017 and 2016. Our analysis of these structured securities, which included cash flow testing results, demonstrated the September 30, 2017 and 2016 values were fully recoverable.

Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of September 30, 2017 and 2016.
As of September 30, 2017 and September 30, 2016, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Available-For-Sale Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value of AFS securities as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2017, refer to "Note 4. Investments", to our audited Consolidated Financial Statements.
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
In June 2017, the Company began a program to reduce the negative interest cost associated with cash collateral posted from counterparties under various ISDA agreements by reinvesting derivative cash collateral.  The Company is required to pay counterparties the effective federal funds rate each day for cash collateral posted to FGL for daily mark to market margin changes.  The new program permits collateral cash received to be invested in short term Treasury securities and commercial paper rated A1/P1 which are included in "Cash and cash equivalents" in the accompanying Consolidated Balance Sheets.
See "Note 5. Derivative Financial Instruments" to our audited Consolidated Financial Statements for additional information regarding our derivatives and our exposure to credit loss on call options.

Liquidity and Capital Resources
Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums, and fees and investment income, however, sources of cash flows from investing activities also result from maturities and sales of invested assets. Our operating activities provided cash of $237, $365 and $35 in 2017, 2016 and 2015, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, FGL. As a holding company with no operations of its own, FGL derives its cash primarily from its insurance subsidiaries and FGLH, a downstream holding company that provides additional sources of liquidity.  Dividends from our insurance subsidiaries flow through FGLH to FGL.

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
Discussion of Consolidated Cash Flows
Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided or used from those activities between the fiscal periods:

(dollars in millions)	Fiscal Year			Increase / (Decrease)
Cash provided by (used in):	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Operating activities	$237	$365	$35	$(128)	$330
Investing activities	(1,217)	(1,186)	(1,024)	(31)	(162)
Financing activities	1,001	1,183	915	(182)	268
Net increase (decrease) in cash and cash equivalents	$21	$362	$(74)	$(341)	$436
Operating Activities
Cash provided by operating activities totaled $237 for Fiscal 2017 as compared to cash provided by operating activities of $365 for Fiscal 2016. The $128 decline was principally due to an increase of $107 in cash taxes paid primarily related to the reinsurance agreement the Company entered into with Hannover Re, effective January 1, 2017. Please refer to "Note 13. Reinsurance" to our audited Consolidated Financial Statements for additional details regarding this insurance treaty.
Cash provided by operating activities totaled $365 for Fiscal 2016 as compared to cash provided by operating activities of $35 for Fiscal 2015. The $330 improvement was principally due to an increase of $239 in cash and short-term collateral from our derivative counterparties, and a $79 increase of investment income receipts period over period.
Investing Activities
Cash used in investing activities was $1,217 for Fiscal 2017, as compared to cash used in investing activities of $1,186 for Fiscal 2016. The $31 increase in cash used in investing activities is principally due to a $34 increase in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments. This increase was partially offset by a $4 decrease in capital expenditures.

Cash used in investing activities was $1,186 for Fiscal 2016, as compared to cash used in investing activities of $1,024 for Fiscal 2015. The $162 increase in cash used in investing activities is principally due to a $127 increase in purchases of fixed maturity securities and other investments, net of cash proceeds from sales, maturities and repayments.
Financing Activities
Cash provided by financing activities was $1,001 for Fiscal 2017 compared to cash provided by financing activities of $1,183 for Fiscal 2016. The $182 decrease in cash provided by financing activities was primarily related to the a $95 decrease in cash during 2017 due to a $100 draw on a revolving credit facility during Fiscal 2016, compared to a draw of $5 during Fiscal 2017. The remaining decrease was largely related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments, which decreased $85 in Fiscal 2017 compared to Fiscal 2016.
Cash provided by financing activities was $1,183 for Fiscal 2016 as compared to cash provided by financing activities of $915 for Fiscal 2015. The $268 increase in cash provided by financing activities was primarily related to the issuance of investment contracts and pending new production, including annuity and universal life insurance contracts, net of redemptions and benefit payments and a $100 increase in cash due to a draw on a revolving credit facility.

Sources of Cash Flow
Dividends from Insurance Subsidiaries, Statutory Capital and Risk-Based Capital

The Company’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2016, in accordance with applicable dividend restrictions, the Company’s subsidiaries could pay “ordinary” dividends of $107 to FGLH in 2017, less any dividends paid during the immediately preceding 12 month period. The Company did not declare or pay any dividends to FGLH during the 12 month period ended September 30, 2017. Therefore, FGL Insurance is able to declare an ordinary dividend up to $107 with respect to its 2016 statutory results, subject to management’s discretion.
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
Statutory capital and surplus of FGL Insurance and our other insurance subsidiaries is as follows for the periods presented:

(dollars in millions)	As of September 30, 2017	As of September 30, 2016
Subsidiary Name:
Fidelity & Guaranty Life Insurance Company	$1,528	$1,320
Fidelity & Guaranty Life Insurance Company of New York	70	62
Raven Reinsurance Company	100	210

We monitor the ratio of our insurance subsidiaries’ TAC to company action level risk-based capital (“CAL”). A ratio in excess of either (i) 100% or (ii) 150% if there is a negative trend, indicates that the insurance subsidiary is not required to take any corrective actions to increase capital levels at the direction of the applicable state of domicile.
The ratio of TAC to CAL for FGL Insurance and FGL NY Insurance is set out below for the periods presented:

	As of September 30, 2017			As of September 30, 2016
(dollars in millions)	CAL	TAC	Ratio	CAL	TAC	Ratio
Fidelity & Guaranty Life Insurance Company	$380	$1,667	439%	$345	$1,436	417%
Fidelity & Guaranty Life Insurance Company of New York	9	74	832%	10	66	694%

Debt
In March 2013, FGLH issued $300 aggregate principal amount of 6.375% Senior Notes due April 1, 2021, at par value pursuant to the indenture, dated as of March 27, 2013, between FGLH, certain of its subsidiaries from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), and the first supplemental indenture dated as of March 27, 2013, between FGLH, certain of its subsidiaries from time to time parties thereto and the Trustee. The Senior Notes bear interest at a rate of 6.375% per annum. Interest on the Senior Notes is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing October 1, 2013. As of September 30, 2017, FGLH had outstanding $300 aggregate principal amount of the Senior Notes.
As of August 26, 2014, FGLH, as borrower, and the Company as guarantor, entered into a three-year $150 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes. On September 30, 2016, the Company drew $100 on the revolver and the total drawn as of September 30, 2017 was $105. During July 2017, the terms of the current facility were extended through August 26, 2018. Various financing options are available within the credit facility, including overnight and term based borrowing.  In each case, a margin is ascribed based on the Debt to Capitalization ratio of the Company. The $105 and $100 balances drawn on the revolver carried interest rates equal to 4.24% and 5.50%, as of September 30, 2017 and September 30, 2016, respectively.
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

Credit Ratings

The indicative credit ratings published by the primary rating agencies are set forth below. Securities are rated at the time of issuance so actual ratings may differ from the indicative ratings. There may be other rating agencies that also provide credit ratings, which we do not disclose in our reports. Our current financial strength ratings of our principal insurance subsidiaries are described in “Part I - Item 1. Business - Ratings”.

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
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of September 30, 2017 and 2016, we had $659 and $584 in non-putable funding agreements, respectively, included under contract owner account balances on our consolidated balance sheet. As of September 30, 2017 and 2016, we had assets with a market value of approximately $729 and $649, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our consolidated balance sheets.
Collateral-Derivative Contracts
Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of September 30, 2017 and 2016, $381 and $128 collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

Uses of Cash Flow
Contractual Obligations
The following table summarizes, as of September 30, 2017, our contractual obligations that were fixed and determinable and the payments due under those obligations in the following periods.

	Payment Due by Fiscal Period (b)
(dollars in millions)	Total	2018	2019 and 2020	2021 and 2022	After 2022
Annuity and universal life products (a)	$31,694	$2,293	$4,395	$4,431	$20,575
Operating leases	7	2	4	1	—
Debt	300	—	—	300	—
Revolving credit facility	105	105	—	—	—
Interest expense	77	19	38	19	—
Total	$32,183	$2,419	$4,437	$4,751	$20,575

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

In Fiscal 2017, four equal dividend payments of $4 were paid to shareholders outstanding during December 2016, March 2017, June 2017, and August 2017. In Fiscal 2016, four equal dividend payments of $4 were paid to shareholders outstanding during December 2015, March 2016, May 2016, and August 2016. Fiscal 2015 four equal dividend payments of $4 were paid to shareholders outstanding during December 2014, March 2015, May 2015, and August 2015 .We intend to continue to pay cash dividends on such shares so long as we have sufficient capital and/or future earnings to do so, while retaining most of our future earnings, if any, for use in our operations and the expansion of our business.

On September 2, 2014, the Company’s Board of Directors authorized the repurchase of up to 500 thousand shares of the Company’s outstanding shares of common stock over the next twelve months. As of September 30, 2017, the share repurchase program has been completed and a total of 569 thousand shares of common stock have been repurchased at cost for a total cost of $13, which are held in treasury, of which 500 thousand shares were pursuant to the repurchase program and 69 thousand shares were acquired to satisfy employee income tax withholding pursuant to the Company’s stock compensation plan.
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
As of August 26, 2014 FGLH, a wholly-owned subsidiary of FGL, as borrower, and the Company as guarantor, entered into a three-year $150 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC, acting as joint lead arrangers. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes. On September 30, 2016, the Company drew $100 on the revolver and the total drawn as of September 30, 2017 was $105. During July 2017, the terms of the current facility were extended through August 26, 2018.

During the third quarter of Fiscal 2015, we made two investments that required us to execute commitments for additional future investment. The Company committed to fund a $75 investment in a business development company over a four year period, and has funded $42 as of September 30, 2017, resulting in a $33 remaining commitment as of September 30, 2017. Additionally, the Company committed to fund a $35 investment in a limited partnership fund over three years, $17 of which was funded as of September 30, 2017, resulting in an $18 remaining commitment as of September 30, 2017. During the fiscal quarter ended December 31, 2016, FGL executed a commitment to invest in two additional limited partnerships for $20 and $60, $32 of which was funded as of September 30, 2017, resulting in a remaining commitment of $48. During the fiscal quarter ended March 31, 2017, FGL executed a commitment to invest in an additional limited partnership for $75, $25 of which was funded as of September 30, 2017, resulting in a remaining commitment of $50. During the fiscal quarter ended September 30, 2017, we executed two additional commitments to invest in private placement loans for $18 and $10, none of which was funded at September 30, 2017. Please refer to "Note 4. Investments" to our audited Consolidated Financial Statements for additional details on these new investments and "Note 12. Commitments and Contingencies" to our audited Consolidated Financial Statements for additional details of these unfunded commitments.

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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, common stocks and the collateral assets of the funds withheld coinsurance agreement with FSRCI as of September 30, 2017, is summarized as follows:

(dollars in millions)
Duration	Amortized Cost	% of Total
0-4	$7,888	38%
5-9	6,164	30%
10-14	4,950	24%
15-19	1,611	8%
20-25	18	—%
Total	$20,631	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $21 billion and $19 billion at September 30, 2017 and 2016, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
Information regarding the Company's exposure to credit loss on the call options it holds is presented in the following table:

(dollars in millions)		September 30, 2017				September 30, 2016
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$3,164	$144	$105	$39	$2,302	$55	$10	$45
Deutsche Bank	A-/A3/A-	972	32	32	—	1,620	46	12	34
Morgan Stanley	*/A1/A+	1,556	82	87	(5)	2,952	87	58	29
Barclay's Bank	A*+/A1/A-	2,163	73	74	(1)	1,389	39	—	39
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	2,459	82	83	(1)	1,623	49	48	1
Total		$10,314	$413	$381	$32	$9,886	$276	$128	$148
(a) An * represents credit ratings that were not available.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of September 30, 2017:

(in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Moody's
Wilton Reinsurance	$1,535	A+	Not Rated	Not Rated
Front Street Re	1,016	Not Rated	Not Rated	Not Rated
Scottish Re	158	Not Rated	Not Rated	Not Rated
Security Life of Denver	147	A	A	A2
London Life	101	A	Not Rated	Not Rated

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of September 30, 2017 that would require an allowance for uncollectible amounts.

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
See "Note 5. Derivative Financial Instruments" to our audited Consolidated Financial Statements for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For Fiscal 2017, the annual index credits to policyholders on their anniversaries were $387. Proceeds received at expiration on options related to such credits were $389. Shortfalls, if any, are funded by futures income and our net investment spread earnings.
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
If interest rates were to increase 100 basis points from levels at September 30, 2017, the estimated fair value of our fixed maturity securities would decrease by approximately $1,441 of which $45 relates to the FSRCI funds withheld assets. The fair values of the reinsurance related embedded derivative would increase by the amount of the FSRCI funds withheld assets and be reflected in the Company’s Consolidated Statement of Operations. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 35% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $631 in AOCI and a decrease of $594 in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at September 30, 2017, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $218.
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
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the market value of our equity investments to decrease by approximately $77, our call option investments to decrease by approximately $23 based on equity positions and our FIA embedded derivative liability to decrease by approximately $39 as of September 30, 2017. Because our equity investments are classified as AFS, the 10% decline would not affect current earnings except to the extent that it reflects OTTI. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA.
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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and participation of the Company’s management, including the CEO and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the

Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
The Company's management, under the supervision of and with the participation of the CEO and CFO, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2017 based on criteria for effective control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this assessment the Company's management concluded that its internal control over financial reporting was effective as of September 30, 2017 in accordance with the COSO criteria. The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, which is included on page F-3 of this Form 10-K.
Changes in Internal Controls Over Financial Reporting
During the quarter ended September 30, 2017, the Company’s management identified a deficiency in the design and operation of a control over the accuracy of data inputs and approval of updates to certain economic rate table inputs which impacted the valuation of the Company’s FIA contract reserve liability for the quarters ended March 31, 2017 and June 30, 2017. The control deficiency resulted in an immaterial misstatement of our previously issued interim financial statements which was corrected in the quarter ended September 30, 2017. Management has concluded the deficiency constituted a material weakness in internal control over financial reporting during the quarters ended March 31, 2017 and June 30, 2017. We evaluated the controls associated with the economic rate table and valuation of the Company’s FIA contract reserve liability and designed a remediation plan to strengthen the control over the economic rate table review. During the quarter ended September 30, 2017, management implemented the remediation plan, tested the enhanced control over the economic rate table review and concluded the deficiency has been remediated.
Except with respect to the changes in connection with our implementation of the remediation plan discussed above, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information
None.

PART III

Dollar amounts in the accompanying sections of this Part III are presented in whole dollar amounts, unless otherwise noted
Item 10. Directors, Executive Officers and Corporate Governance
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
The following table sets forth information about our directors. The respective age of each individual in the table below is as of September 30, 2017.

NAME	POSITION	CLASS	AGE
James M. Benson*	Director	I	70
Christopher J. Littlefield	Chief Executive Officer, President and Director	I	51
Andrew A. McKnight	Director	II	39
William P. Melchionni*	Director	II	72
Joseph S. Steinberg	Chairman and Director	II	73
William J. Bawden*	Director	III	70
L. John H. Tweedie	Director	III	72

* Independence director.
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
Class I Directors - Terms Expiring 2018
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
Class II Directors - Terms Expiring 2019
Andrew A. McKnight was named one of our directors in April 2017 and serves on the compensation and nominating and corporate governance committees. Mr. McKnight has been a Partner and Managing Director at Fortress Investment Group LLC (“Fortress”) since 2005. Mr. McKnight serves on the investment committee for the Credit Funds and co-heads the Management Committee of Fortress. Mr. McKnight also currently serves on Board of Directors of HRG Group, Inc. (“HRG”), the Company’s parent company, and Ligado Networks. Mr. McKnight was formerly a Managing Director at Fir Tree Partners. Prior to joining Fir Tree Partners, Mr. McKnight was in the Leveraged Finance group at Goldman, Sachs & Co. We believe that Mr. McKnight’s investment management experience well qualifies him to serve on our board of directors.
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
Class III Directors - Terms Expiring 2020
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
Executive Officers
The following sets forth certain information with respect to our executive officers, as of September 30, 2017. All officers of our company serve at the discretion of our board.

NAME	AGE	POSITION
Christopher J. Littlefield	51	President, Chief Executive Officer, and Director
Rajesh Krishnan	46	Executive Vice President and Chief Investment Officer
Eric L. Marhoun	55	Executive Vice President, General Counsel and Secretary
Dennis R. Vigneau	50	Executive Vice President and Chief Financial Officer
Rosanne Boehm	59	Senior Vice President, Human Resources
John D. Currier	47	Senior Vice President, Chief Actuary
Christopher S. Fleming	49	Senior Vice President, Operations and Technology
Diana J. Hickert-Hill	56	Senior Vice President, Marketing, Investor Relations and Communications
John P. O’Shaughnessy	61	Senior Vice President, Business Development
John A. Phelps, II	57	Senior Vice President and Chief Distribution Officer
Mark Wiltse	50	Chief Accounting Officer
Wendy J.B. Young	53	Senior Vice President and Chief Risk Officer

Christopher J. Littlefield - For Mr. Littlefield’s biographical information please refer to the above description located under “Directors--Class I Directors - Terms Expiring 2018.”
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
Rosanne Boehm joined our company as Assistant Vice President, Organization Development in 2008 and was promoted to Vice President, Human Resources in April 2011. She was promoted to Senior Vice President, Human Resources in August 2012. She is responsible for all of the Company’s human resources and talent management strategies and initiatives. Ms. Boehm has more than 25 years of domestic and international human resources experience in the financial services, manufacturing and government services industries. Prior to joining our company, Ms. Boehm held human resources leadership positions with companies including Honeywell Technology Solutions, Northrop Grumman and PACE Incorporated and has experience with both large and small, union and non-union as well as multi-location organizations. Ms. Boehm holds a Bachelor of Science degree in Business Administration/Human Resources from Columbia Union College as well as a Graduate Certification in Organization Development from Johns Hopkins University. She holds an active accreditation as Senior Professional in Human Resources (SPHR) from the Human Resources Certification Institute and a Fellow-Life Management Institute (Level 1) from LOMA. Ms. Boehm is a member of the Society of Human Resources Management and the Organization Development Network, and holds a number of professional certifications in the use of various human resources assessment tools and instruments.
John D. Currier Jr. joined the Company as Deputy Chief Actuary in May 2015 and was named Chief Actuary in October 2016. Mr. Currier has more than 25 years of experience in the insurance industry. Prior to joining our company, he served briefly as Chief Operating Officer and Chief Actuary of the Life Companies of Farm Bureau Financial Services. He served with Aviva USA, a provider of indexed universal life and indexed annuity products, as Executive Vice President and Chief Actuary of Aviva USA (formerly AmerUs Group) from March 2010 to June 2013, Chief Product Officer from February 2008 to February 2010, and Senior Vice President of Annuity Product Development from August 2005 to February 2010. Prior to Aviva USA, he served in a variety of product development and management positions with INF US Financial Services and Conseco, Inc.. Mr. Currier began his insurance career as a consulting actuary with Beckley & Associates on a wide range of actuarial projects. Mr. Currier holds a bachelor’s degree Cum Laude from Butler University, is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.
Christopher S. Fleming joined our company in November 2011 as Senior Vice President, Operations and Technology. Prior to joining our company, he was Head of Corporate Six Sigma & Strategic Cost Management at ING North American Insurance Corporation, a $1.7 billion operating expenses and 7,000 employee retirement, investment and insurance company. Prior to his tenure at ING, Mr. Fleming served as Chief Operating Officer for ING Central Europe Insurance-a region that generated double-digit top-line growth and served eight million clients. Mr. Fleming also previously held leadership roles at General Electric and American General holding Senior Vice President and Vice President roles, respectively. Mr. Fleming earned his Bachelor of Science degree in Business Administration, majoring in Finance and Economics from The Ohio State University. Additionally, he is a Six Sigma Master Black Belt.
Diana J. Hickert-Hill joined our company in September 2017 as Senior Vice President, Marketing, Investor Relations and Communications. She has served in multiple executive positions in the insurance industry and brings substantial experience in investor relations, brand strategy, marketing and communications. Prior to joining our company, Ms. Hickert-Hill served as Vice President, Investor Relations and Corporate Identity with Kemper Corporation from 2007 to 2011. Ms. Hickert-Hill’s previous positions include tenures as Vice President, Investor Relations and Vice President Customer Experience for Genworth Financial, and Global Finance Quality Leader for GE Financial Assurance. Ms. Hickert-Hill earned a Bachelor of Science degree in Chemical Engineering from the University of South Florida and also holds a Six Sigma Quality Leader and Master Black Belt certification with a concentration in Finance.
John P. O’Shaughnessy joined our company in January 2008 as Vice President, Special Projects and currently serves as Senior Vice President, Business Development. Mr. O’Shaughnessy assumed responsibility for our asset/liability model development and product review. In April 2009, Mr. O’Shaughnessy was promoted to Vice President and Chief Insurance Risk Officer. In this expanded role, Mr. O’Shaughnessy oversaw our company’s entire actuarial function including reinsurance relationships and product development. Two years later in April 2011, Mr. O’Shaughnessy was named Chief Actuary and Chief Risk Officer-reporting directly to the CEO. In October 2016, Mr. O’Shaughnessy was appointed to the position of Senior Vice President, Business Development. Prior to joining our company in 2009, Mr. O’Shaughnessy served as Vice President and Actuary, Product Development at Great American Financial from 2004 to 2009. While at Great American Financial, he designed and developed a complete suite of annuity products as the Company re-entered the fixed indexed annuity marketplace. This included providing risk adjusted evolution of existing and proposed products and working with several producer groups to develop proprietary products for niche markets. Prior to his position at Great American Financial, Mr. O’Shaughnessy held positions at Lincoln Financial from 2002 to 2004, Travelers in 2001, Sage from 2000 to 2001 and Nationwide Financial from 1989 to 2000. Mr. O’Shaughnessy is a Member of the American Academy of Actuaries as well as a Fellow of the Society of Actuaries. He earned his Bachelor of Science from Columbus State University and his Master of Arts (Mathematics) from the University of Louisville.
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
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and any persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such reporting persons are also required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that the reporting persons have complied with all applicable filing requirements during Fiscal 2017.

CORPORATE GOVERNANCE
Controlled Company
As of September 30, 2017, HRG owned approximately 80% of our common stock, representing a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Accordingly, we rely on exemptions from certain corporate governance requirements. Specifically, as a controlled company, we are not required to have (1) a majority of independent directors, (2) a nominating and corporate governance committee composed entirely of independent directors or (3) a compensation committee composed entirely of independent directors.

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

Board and Committee Meetings
The board held a total of 25 meetings during Fiscal 2017. Other standing committees of our board consist of an audit committee, a compensation committee and a nominating and corporate governance committee. The audit, compensation and nominating and corporate governance committees held eighteen, five and two meetings, respectively, during Fiscal 2017. The board and the directors recognize the importance of director attendance at board and committee meetings. Attendance at board and committee meetings was at least 75% for each director. The company does not have a formal policy regarding the attendance of directors at annual meetings of stockholders, but we strongly encourage all of our directors to attend.

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

Compensation Committee
The compensation committee is responsible for, among other things, reviewing and approving the compensation and benefits of our CEO, other executive officers and directors, authorizing and ratifying stock option grants and other incentive arrangements, and authorizing employment and related agreements. The members of our compensation committee are Messrs. Benson, McKnight, Melchionni and Steinberg. Our board of directors has approved a written charter under which the compensation committee operates. A copy of the charter is available without charge on our website.
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
The members of our nominating and corporate governance committee are Messrs. McKnight, Tweedie and Steinberg. Our board has approved a written charter under which the nominating and corporate governance committee operates. A copy of the charter is available without change on our website.

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

NAME	POSITION
Christopher J. Littlefield	President, Chief Executive Officer, and Director
Rajesh Krishnan	Executive Vice President and Chief Investment Officer
Eric L. Marhoun	Executive Vice President, General Counsel and Secretary
Dennis R. Vigneau	Executive Vice President and Chief Financial Officer
John P. O’Shaughnessy*	Senior Vice President, Business Development

Philosophy and Objectives
Our compensation programs are based on the following objectives:

•	Attract and retain highly qualified executives and employees;

•	Align our incentives with stockholder interests;

•	Drive performance and results; and

•	Support our culture.
To meet these objectives, our compensation programs include:

•	Base salary;

•	Short-term cash incentives;

•	Long-term equity incentives;

•	Opportunities for career development; and

•	Competitive benefits.

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
Review and Assessment of Compensation Policies. Prior to establishing our executive compensation program for Fiscal 2017, the compensation committee and our management reviewed our executive compensation policies and practices. The compensation committee also conducts on-going assessments of our compensation structure. The committee retained Fred W. Cook & Co. (“Cook”) to serve as our executive compensation consultant and to assist and advise the compensation committee in connection with executive compensation policies and practices. Cook reviewed the structure and mechanics of the various components of our executive compensation programs and practices. In order to obtain a complete view of the competitive market for talent, Cook considered data from publicly available peer company proxy statements, and, as a secondary view of the market, considered data from published survey sources, which includes industry peers from privately held and publicly traded organizations. In particular, Cook analyzed two key elements: pay magnitude and pay practices. Pay magnitude relates to overall base pay delivery, base salaries, annual and long-term incentive targets and payouts. Pay practices is the assessment of the design attributes of other organizations’ incentive plans that provide perspectives on performance measurement, the mix of long-term incentive vehicles, vesting and stockholding requirements.
Cook completed an assessment indicating that the current compensation structure is sound and well-balanced, and demonstrated alignment between company performance and executive compensation.
Survey Comparison Data. In order to provide peer comparison data, Cook utilizes survey data from multiple sources. The primary survey source is LOMA. A secondary source of a broad-based financial services industry survey was used where appropriate matches were not found for specific roles in the LOMA data. Cook utilizes a comparison of peer data of same or similar size assets under management in the category of $4 billion to $10 billion in assets. There were 22 companies that participated in the LOMA survey:

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
For Fiscal 2017, the compensation program for our NEOs consisted of the following key elements:

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
The table below shows base salaries for Fiscal 2017, which were the same as those reported for Fiscal 2016.

Name	Fiscal 2017 Base Salary
Christopher J. Littlefield	$800,000
Rajesh Krishnan	350,000
Eric L. Marhoun	350,000
Dennis R. Vigneau	440,000
John P. O’Shaughnessy	325,000

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
EICP
For Fiscal 2017, the EICP included a corporate performance component and an individual performance component, each weighted at 50%. The corporate performance component of the EICP included the following metrics:

2017 Objectives	Weighting
Achieve our financial plan	60%
Corporate Initiatives, consisting of:	40%
   Protect and grow our core business by executing on our acquisition and leveraging our capabilities for additional distribution
   Enhance the FGL experience through digital strategies
   Strengthen our foundation by executing on third-party administration strategy and improving infrastructure and disaster recovery capabilities

Weighting Total	100%

The compensation committee approved the percentage of base salary paid for performance at the target levels depicted below. If a minimum performance measure is satisfied, depending on actual performance, bonus payments under the EICP could range from 50% to 150% of target. As a result of the corporate performance against our goals for Fiscal 2017, the bonus pool for determining individual executive incentive awards was 140.2% of target. The awards will be paid in December 2017.

Name	2017 Target Bonus (% of Base Salary Earnings)	Actual Bonus Earned (% of Base Salary Earnings)
Christopher J. Littlefield(1)	N/A	N/A
Rajesh Krishnan(1)	N/A	N/A
Eric L. Marhoun(1)	N/A	N/A
Dennis R. Vigneau	60%	114%
John P. O’Shaughnessy(1)	N/A	N/A
_______________________________
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

The performance goals for Fiscal 2017 approved by the compensation committee included the following measures:

•	Sales

•	New Business Internal Rate of Return

•	GAAP After-Tax Adjusted Operating Income

•	Risk-Based Capital

For Fiscal 2017, the target percentages of base salary to be paid for performance are as follows:

Name	2017 Target Bonus (% of Base Salary Earnings)	Actual Bonus Earned (% of Base Salary Earnings)
Christopher J. Littlefield	150%	140%
Rajesh Krishnan	150%	122%
Eric L. Marhoun	75%	60%
Dennis R. Vigneau(1)	N/A	N/A
John P. O’Shaughnessy	60%	50%
_______________________________
(1) Mr. Vigneau, our Chief Financial Officer, is not a Covered Employee for Section 162(m) purposes and therefore instead participates in our EICP.

The compensation committee approved the performance of the 162(m) Plan metrics at 133.6%. Incentive payments under the 162(m) Plan will be made in December 2017.
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
The target long-term incentive awards are based on a percentage of base salary as well as the number of options or shares offered to be granted. This target is based on the executive’s position and level in the organization. For our NEOs, the targets are as follows:

Position Title	Long-Term Incentive Award (% of Base Salary)
Chief Executive Officer	100%
Executive Vice President	70%
Senior Vice President	70%
Options and Restricted Shares
In Fiscal 2015, our compensation committee approved grants of options and restricted shares to our NEOs. For Fiscal 2016 and 2017, this practice was suspended with respect to all NEOs, except for Mr. Littlefield, in light of the restrictions contained in the Anbang Merger Agreement. The Anbang Merger Agreement was terminated on April 17, 2017. On May 24, 2017, the Company entered into the Merger Agreement with CF Corp., which includes restrictions regarding granting of equity awards to our employees other than Mr. Littlefield. For Fiscal 2016, the compensation committee approved grants to Mr. Littlefield of 26,406 shares of restricted stock and 118,809 stock options. These awards vest in three equal annual installments on December 1, 2016, 2017 and 2018, subject to continued employment through such dates. For Fiscal 2017, the compensation committee also approved grants to Mr. Littlefield of 29,121 shares of restricted stock and 46,692 stock options. These awards vest in three equal installments on December 1, 2017, 2018 and 2019, subject to continued employment through such dates.
Performance RSUs
In Fiscal 2017, the compensation committee approved a grant of Performance RSUs to all of our NEOs. We granted the Performance RSUs to further incentivize our NEOs to increase stockholder value and to align the compensation of our NEOs with the long term growth and profitability of our company. The Performance RSUs also have retentive value, because our NEOs must remain employed by us to realize the value of the awards. The agreements governing the Performance RSUs contain a performance period of October 1, 2016 through September 30, 2019 and performance metrics, which include a minimum threshold target, and stretch goals and maximum earnings for two key metrics, GAAP after-tax annual operating income and adjusted book value per share. The payout percentage for reaching these achievement levels are as follows:

Achievement Level Against Target	Payout Percentage
Minimum	70%
Target	100%
Maximum	200%

The number of Performance RSUs granted to each NEO are:

Name	Performance RSUs Granted
Christopher J. Littlefield	75,630
Rajesh Krishnan	58,824
Eric L. Marhoun	42,018
Dennis R. Vigneau	58,824
John O’Shaughnessy	42,018
Upon a change in control prior to September 30, 2019, the NEOs will become vested in all of their Performance RSUs, subject to their continuous employment.
The prior grants of Performance RSUs, made in Fiscal 2014 and 2015, were fully vested and settled in cash on November 18, 2016. Following the end of the performance periods on September 30, 2016, the performance measures were evaluated by the independent sub-committee of our compensation committee. The sub-committee determined the extent to which the performance measures were met, and the number of Performance RSUs earned and vested. Performance RSUs were not deemed to have been earned until the sub-committee completed its determination and certified that the performance measures had been attained.

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

Fiscal Year	Percentage of Credited - Performance RSUs based on Annual Operating Income	Percentage of Credited - Performance RSUs based on ROE	Percentage of Credited-Performance RSUs Each Year
2015	50%	50%	50%
2016	50%	50%	50%

With respect to the Performance RSUs of our other NEOs, for each of the three years in the performance period, the number of Performance RSUs as of the grant date was multiplied by 33 1/3%, multiplied by the applicable percentage based on attained annual operating income and ROE, which were credited to each NEO’s account. At the end of the three-year performance period, the number of Performance RSUs in each NEO’s account were adjusted so that the total number of Performance RSUs were determined as the sum of the following:

Fiscal Year	Percentage of Credited - Performance RSUs based on Annual Operating Income	Percentage of Credited - Performance RSUs based on ROE	Percentage of Credited-Performance RSUs Each Year
2014	50%	50%	33 1/3%
2015	50%	50%	33 1/3%
2016	50%	50%	33 1/3%

The independent sub-committee approved the following achievement against target for the following performance periods:

Fiscal Year	Annual Operating Income Percentage Achieved	Return on Equity (ROE) Percentage Achieved	Total Combined
2014	87.1%	162.1%	124.6%
2015	118.0%	100.0%	109.0%
2016	160.0%	132.0%	146.0%

Based on our performance over the applicable periods ending September 30, 2016, and the target opportunity granted, our NEOs earned the following:

Name	Performance RSUs Granted	Number of Performance RSUs Earned	Cash Settlement
Christopher J. Littlefield	32,036	40,846	$951,712
Rajesh Krishnan	72,150	91,294	2,127,150
Eric L. Marhoun	72,150	91,294	2,127,150
Dennis R. Vigneau	72,150	91,294	2,127,150
John O’Shaughnessy	72,150	91,294	2,127,150

2017 Incentive Awards
Each of our NEOs, other than Mr. Littlefield, is party to an incentive award letter with the Company, dated February 1, 2017. The incentive award letters provide for the grant of a cash award in lieu of the December 2015 and December 2016 ordinary course discretionary long-term equity incentive awards that we were not permitted to make to our executive officers under the terms of the Anbang Merger Agreement. The 2017 incentive awards were granted in recognition of the continued commitment and contributions of our NEOs during this period. These incentive awards will vest in installments on December 1, 2017, December 3, 2018 and December 2, 2019, subject to the NEO’s continued employment through the applicable vesting date. They will also vest in full if the NEO’s employment is terminated by us without “cause” prior to December 2, 2019 or if the NEO’s position is eliminated and the NEO is not offered “comparable employment” before the first anniversary of the completion of the Merger.
The amount of each incentive award is set forth in the following table:

Name	December 2017	December 2018	December 2019	Total
Rajesh Krishnan	$116,667	$116,667	$58,333	$291,667
Eric L. Marhoun	116,667	116,667	58,333	291,667
Dennis R. Vigneau	146,667	146,667	73,333	366,667
John O’Shaughnessy	86,667	86,667	43,333	216,667

Transaction Incentive Awards
In recognition of their contributions toward the closing of a change in control transaction, each of our NEOs is party to a transaction bonus award letter with the Company, dated April 7, 2017. The transaction bonus award letters provide that if the NEO remains employed through the completion of a change in control transaction, then the NEO will receive a lump sum cash transaction bonus payable within 30 days following the completion of the transaction. The retention bonus will not be paid if the NEO’s employment terminates for any reason prior to the completion of a transaction. The award amounts for Mr. Littlefield, Mr. Krishnan, Mr. Marhoun, Mr. Vigneau and Mr. O’Shaughnessy are $800,000, $100,000, $110,000, $300,000 and $165,000 respectively.
Retention Awards
Each of our NEOs, other than Mr. Littlefield, is party to a retention award letter with the Company, dated April 20, 2017. The retention award letters provide that if a change in control transaction occurs on or before December 31, 2017 and the NEO remains employed through the first anniversary of the completion of the transaction, then the NEO will receive a lump sum cash retention payment in an amount equal to a specified percentage of the NEO’s annual base salary as in effect on April 20, 2017. The retention bonus will also become payable to the NEO upon a termination of the NEO’s employment by us without “cause” prior to the first anniversary of the completion of a transaction or if the NEO’s position is eliminated and the NEO is not offered “comparable employment” before the first anniversary of the completion of a transaction.
The amount of each retention award is set forth in the following table:

Name	Retention Award
Rajesh Krishnan	$350,000
Eric L. Marhoun	350,000
Dennis R. Vigneau	440,000
John O’Shaughnessy	325,000

In lieu of a Retention Award, Mr. Littlefield will receive a discretionary cash award of $1 million if a change in control transaction occurs. The amount is payable within 30 days following the completion of the transaction and is in recognition of Mr. Littlefield’s contributions to completing the transaction.
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
Employment Agreements
We believe that having employment agreements with our NEOs is beneficial to us because they provide retentive value, subject the executives to key restrictive covenants, and generally provides us with a competitive advantage in the recruiting process over companies that do not offer employment agreements. In October 2014, we entered into an employment agreement with Mr. Littlefield, and, in connection with Mr. Littlefield’s assumption of the role of Chief Executive Officer, we amended and restated his employment agreement in May 2015. In November 2013, we entered into amended and restated employment agreements with Messrs. Krishnan and O’Shaughnessy, and a new employment agreement with Mr. Marhoun. In January 2014, we entered into an employment agreement with Mr. Vigneau. These employment agreements include the specific terms set forth in greater detail below in “-Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table.”

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

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher J. Littlefield	2017	800,000	0	2,771,145	119,998	1,121,600	0	23,801	4,836,544
President, Chief Executive Officer and Director	2016	800,000	0	679,955	119,997	1,200,000	0	20,776	2,820,728
	2015	612,692	0	1,744,460	146,873	850,000	0	22,624	3,376,649
Rajesh Krishnan	2017	350,000	58,333	1,626,484	0	428,000	0	19,848	2,482,664
Executive Vice President and Chief Investment Officer	2016	350,000	0	0	0	262,500	0	20,273	632,773
	2015	350,000	0	148,772	26,255	210,000	0	26,354	761,381
Eric L. Marhoun	2017	350,000	58,333	1,161,798	0	210,175	0	26,197	1,806,503
Executive Vice President, General Counsel and Secretary	2016	350,000	0	0	0	215,338	0	30,646	595,984
	2015	350,000	0	148,772	26,255	200,000	0	56,410	781,437
Dennis R. Vigneau	2017	440,000	73,333	1,626,484	0	500,000	0	24,508	2,664,325
Executive Vice President and Chief Financial Officer	2016	440,000	0	0	0	330,000	0	24,838	794,838
	2015	429,539	0	136,014	24,006	300,000	0	21,592	911,150
John O’Shaughnessy	2017	325,000	43,333	1,161,798	0	162,630	0	23,877	1,716,638
Senior Vice President, Business Development(5)	2016	325,000	0	0	0	174,265	0	22,820	522,085
	2015	325,000	0	110,497	19,508	175,000	0	28,261	658,266

(1) Represents cash awards paid in December 2016 equal to one third of target long term incentive awards granted in 2015.

(2)
Represents the grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Clarification (“FASB ASC”) Topic 718. Information on the assumptions used to calculate the value of awards is set forth in Note 10 to the consolidated financial statements in this Form 10-K, which is incorporated by reference herein.

(3)
Represents Performance RSUs granted to Mr. Littlefield in Fiscal 2015 and to all NEOs in Fiscal 2017 and restricted stock granted to all NEOs in Fiscal 2015 and to Mr. Littlefield in Fiscal 2016 and Fiscal 2017. For the Performance RSUs granted in Fiscal 2017, if the highest achievement level against target were attained, the amounts reported for Messrs. Littlefield, Krishnan, Marhoun, Vigneau and O’Shaughnessy would have increased by $2,091,128, $1,626,451, $1,161,774, $1,626,451 and $1,161,774, respectively. For the Performance RSUs granted to Mr. Littlefield in Fiscal 2015, if the highest achievement level against target were attained, the amount reported for Mr. Littlefield for Fiscal 2015 would have increased by $675,000. For more detail about the potential payouts of the Performance RSUs, see the discussion within “Compensation Discussion and Analysis” under the heading “Performance RSUs.”

(4)	Represents amounts paid out under the 162(m) Plan for all of our NEOs, except for Mr. Vigneau, and the amounts paid out for Mr. Vigneau under the EICP.

(5)	Mr. O’Shaughnessy was our Senior Vice President and Chief Actuary during Fiscal 2015 and 2016. On October 1, 2016, he was appointed to the position of Senior Vice President, Business Development.

Grants of Plan-Based Awards
The following table sets forth information concerning estimated possible payouts under non-equity and equity incentive plan awards granted in Fiscal 2017 to our NEOs. The terms and conditions applicable to these awards are described above in “Compensation Discussion and Analysis.”

Name	Grant Date	Estimated Future Payouts under Non-Equity Incentive Plan Awards			Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Christopher J. Littlefield	12/1/2016(1)	—	—	—	—	—	—	29,121	—	—	679,975
	12/1/2016(2)	—							46,692	2.57	119,998
	12/23/2016(3)	600,000	1,200,000	1,800,000	—	—	—	—	—	—	—
	04/07/2017(4)	—	—	—	52,941	75,630	151,260	—	—	—	2,091,170
Rajesh Krishnan	12/23/2016(3)	262,500	525,000	787,500	—	—	—	—	—	—	—
	04/07/2017(4)	—	—	—	41,177	58,824	117,648	—	—	—	1,626,484
Eric L. Marhoun	12/23/2016(3)	131,250	262,500	393,750	—	—	—	—	—	—	—
	04/07/2017(4)	—	—	—	29,413	42,018	84,036	—	—	—	1,161,798
Dennis R. Vigneau	12/23/2016(3)	132,000	264,000	396,000	—	—	—	—	—	—	—
	04/07/2017(4)	—	—	—	41,177	58,824	117,648	—	—	—	1,626,484
John P. O’Shaughnessy	12/23/2016(3)	97,500	195,000	292,500	—	—	—	—	—	—	—
	04/07/2017(4)	—	—	—	29,413	42,018	84,036	—	—	—	1,161,798

(1)
Represents restricted stock granted to Mr. Littlefield under our Omnibus Plan, which vests in three equal annual installments on December 1, 2017, 2018 and 2019, subject to continued employment through such date.

(2)	Represents non-qualified stock options granted to Mr. Littlefield under our Omnibus Plan, which vests in three equal annual installments on December 1, 2017, 2018 and 2019.

(3)	Represents a possible Fiscal 2017 payment under our 162(m) Plan or EICP.

(4)	Represents a grant of Performance RSUs that vest upon a change in control or on September 30, 2019.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Merger Agreement
As described in Item 1, “Overview - Our Company,” on May 24, 2017, we entered into a Merger Agreement by and among CF Corp., Parent and Merger Sub. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, which will become an indirect, wholly owned subsidiary of CF Corp.
At the effective time of the Merger, each (i) stock option, (ii) restricted stock and (iii) Performance RSU, in each case whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (1) the number of shares subject to the award (for Performance RSUs, determined at the target performance level, as adjusted for actual number of shares earned) multiplied by (2) the Merger Consideration (less the exercise price per share in the case of Company Stock Options). In addition, at the effective time of the Merger, each FGLH stock option and restricted stock unit relating to shares of FGLH, whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the product of (A) the number of shares of FGLH stock subject to the award multiplied by (B) $176.32 (less the exercise price in the case of such FGLH Stock Options), and each DER held in respect of a share of FGLH stock, whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such DER.

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
Outstanding Equity Awards at Fiscal Year-End
In connection with our initial public offering completed in December 2013, we adopted the Omnibus Plan and began sponsorship of various other benefit plans and compensation arrangements for our executive officers. Prior to November 2013, our wholly-owned subsidiary, FGLH, sponsored the employee benefit plans and compensation arrangements for our executives under the direction of FGLH’s board of directors and compensation committee.
The following table sets forth the outstanding Omnibus Plan equity awards held by our NEOs at the end of Fiscal 2017.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher J. Littlefield	5,882(1)	2,941(1)	24.87	12/1/2021	3,418(2)	106,129	75,630(3)	2,348,312
	16,056(4)	8,028(4)	20.88	5/11/2022	9,011(4)	279,792	—	—
	39,603	79,206(5)	25.75	12/1/2022	17,604(5)	546,604	—	—
	—	46,692(6)	23.35	12/1/2023	29,121(6)	904,207	—	—
Rajesh Krishnan	14,142(7)	—	17.00	12/12/2020	—	—	58,824(3)	1,826,485
	3,432(1)	1,716(1)	24.87	12/1/2021	1,994(2)	61,914	—	—
Eric L. Marhoun	7,956(7)	—	17.00	12/12/2020	—	—	42,018(3)	1,304,659
	3,432(1)	1,716(1)	24.87	12/1/2021	1,994(2)	61,914	—	—
Dennis R. Vigneau	3,138(1)	1,569(1)	24.87	12/1/2021	1,823(2)	56,604	58,824(3)	1,826,485
John P. O’Shaughnessy	5,910(7)	—	17.00	12/12/2020	—	—	42,018(3)	1,304,659
	2,550(1)	1,275(1)	24.87	12/1/2021	1,481(2)	45,985	—	—

(1)	Represents non-qualified stock options granted under our Omnibus Plan, which vest in three equal annual installments on December 1, 2015, 2016 and 2017.
(2)	Represents restricted stock awards granted under our Omnibus Plan, which vest in three equal annual installments on December 1, 2015, 2016 and 2017.
(3)	Represents a grant of Performance RSUs that vest upon a change in control or September 30, 2019.
(4)	Represents a grant of non-qualified stock options and restricted stock under our Omnibus Plan to Mr. Littlefield, which vest in equal installments on February 1, 2016, 2017 and 2018.
(5)	Represents a grant of stock options and restricted stock under our Omnibus Plan to Mr. Littlefield, which vest in equal installments on December 1, 2016, 2017 and 2018.
(6)
Represents a grant of non-qualified stock options and restricted stock granted under our Omnibus Plan to Mr. Littlefield, which vest in three equal annual installments on December 1, 2017, 2018 and 2019.

(7)	Represents non qualified stock options granted under our Omnibus Plan, which vest in three equal annual installments on December 12, 2014, 2015 and 2016.

The following table sets forth the outstanding FGLH legacy plan awards held by our NEOs at the end of Fiscal 2017. Such awards now all settle in cash.

	FGLH Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Christopher J. Littlefield	—		—	—	—
Rajesh Krishnan	2,565	(1)	—	49.45	12/31/2019
Eric L. Marhoun	5,000	(2)	—	38.14	11/2/2018
	5,000	(1)	—	49.45	12/31/2019
Dennis R. Vigneau	—		—	—	—
John P. O’Shaughnessy	2,110	(1)	—	49.45	12/31/2019

(1) Represents options in respect of shares of Class B common stock of FGLH granted on January 29, 2013, which vested in three equal annual installments on December 31, 2013, 2014 and 2015.

(2)	Represents options in respect of shares of Class A common stock of FGLH granted on November 2, 2011, which vested in three equal annual installments on November 2, 2012, 2013 and 2014.

Option Exercises and Stock Vested
Our NEOs did not exercise any stock options in Fiscal 2017. The stock award vesting events that occurred in Fiscal 2017 are shown in the table below:

	FGL Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Christopher J. Littlefield	9,011	213,110
	3,418	79,810
	8,802	205,527
Rajesh Krishnan	1,994	46,560
	2,917	70,008
Eric L. Marhoun	1,994	46,560
	2,917	70,008
Dennis R. Vigneau	1,823	42,567
John P. O’Shaughnessy	1,481	34,581
	2,167	52,008

None of the outstanding FGLH option awards previously granted under the FGLH legacy plans were exercised in Fiscal 2017.

Pension Benefits
We do not provide any defined benefit plans to our NEOs.
Nonqualified Deferred Compensation
The following table provides information concerning the nonqualified deferred compensation of each of the participating NEOs in the Executive Nonqualified Deferred Compensation Plan of Fidelity & Guaranty Life Holdings, Inc. (the “Deferred Compensation Plan”) as of September 30, 2017.

Name	Aggregate Balance at Beginning of Last Fiscal Year ($)	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Christopher J. Littlefield	—	—	—	—	—	—
Rajesh Krishnan	408,140	395,524	—	66,117	—	869,781
Eric L. Marhoun	223,342	157,342	—	33,200	—	413,884
Dennis R. Vigneau	—	325,769	—	33,596	—	359,366
John P. O’Shaughnessy	170,103	32,640	—	38,337	—	241,080

(1)	Amounts reported in this column are included in the Summary Compensation Table in the “Salary” and “Non-Equity Incentive Plan Compensation” columns for Fiscal 2017.

(2)	Contributions have not been made by the Company after Fiscal 2013.

(3)	Amounts reported in this column are not reported as compensation in the Summary Compensation Table.

(4)	Amounts reported in this column were not reported as compensation in the Summary Compensation tables for previous years.

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
Potential Payments upon Termination or Change in Control
Merger Agreement
If and when effective, the Merger contemplated by the Merger Agreement will constitute a “change in control” under various agreements between us and our NEOs. For a description of the effect of the Merger Agreement on our outstanding stock options, restricted stock, Performance RSUs, FGLH stock options and DERs, see "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table - Merger Agreement."
Effect of Termination or Change in Control under the Employment Agreements
For a description of the potential payments upon a termination pursuant to the employment agreements with our NEOs, see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table-Employment Agreements with Named Executive Officers.”

Effect of Termination or Change in Control on Company Options
Termination of Employment. Under the grant agreements, upon termination of employment for any reason other than for “cause” (as defined in the grant agreements), non-vested options are forfeited, and vested options remain exercisable for up to 30 days. Upon termination of employment for cause, all unexercised options, whether vested or non vested, are forfeited.
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

Effect of Termination or Change in Control on Nonqualified Deferred Compensation
For any participating NEO in our deferred compensation plan, the vested balance of the deferred compensation accounts will be distributed upon death, disability or separation from service, and, if elected upon initial enrollment, upon a change-in-control event. None of our participating NEOs have elected to have vested account balances distributed upon a change-in-control event without a separation from service. For more information on our nonqualified deferred compensation plan, see the narrative description entitled “Nonqualified Deferred Compensation.”
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
Mr. Littlefield is not eligible to participate in the Severance Plan and any payments or benefits that may be provided to him upon a termination of employment will be determined solely in accordance with the terms of his employment agreement, which is discussed above, under “Employment Agreements with Named Executive Officers - Employment Agreement with Christopher J. Littlefield.”
2017 Incentive Awards, Transaction Incentive Awards and Retention Awards
For a description of the effect of a termination or change in control under the 2017 incentive awards, transaction incentive awards and retention awards granted to our NEOs, see “Compensation Discussion and Analysis ‒ 2017 Incentive Awards, Transaction Incentive Awards and Retention Awards.”

Potential Payments Table
The following table sets forth the estimated amount of compensation each of our NEOs would receive under the termination or change in control provisions contained in the agreements and plans discussed above. The table assumes that such termination or change in control event occurred on September 30, 2017. The table excludes (i) amounts accrued through the termination date that would be paid in the normal course of continued employment, such as accrued but unpaid salary, (ii) vested account balances under our 401(k) plan that are generally available to all of our employees and (iii) except as indicated in the footnotes below, any post-employment benefit that is available to all of our employees and does not discriminate in favor of our NEOs. In the case of a change in control situation, we assume that the vesting of all options and restricted stock will be accelerated, even though our compensation committee has the discretion to provide for alternative treatment of the awards upon a change in control.

Name	Termination Trigger	Severance (Salary) (1)	Severance (Bonus) (2)	Equity Vesting (3)	Nonqualified Deferred Compensation (4)	Transaction Incentive Award (5)	Retention Award (6)	2017 Incentive Award (7)	Other Benefits (8)	Total
Christopher J. Littlefield	Involuntary termination w/o cause (10)	$800,000	$1,200,000	2,757,848	—	—	—	—	49,505	4,807,352
	Voluntary termination	—	—	409,536	—	—	—	—	21,138	430,675
	Retirement (9)(10)	—	—	—	—	—	—	—	—	—
	Death (9)	—	1,200,000	782,771	—	—	—	—	21,138	2,003,909
	Disability (9)	—	1,200,000	782,771	—	—	—	—	21,138	2,003,909
	Change in control (11)	1,600,000	2,400,000	5,473,720	—	800,000	—	—	63,688	10,337,407
Rajesh Krishnan	Involuntary termination w/o cause	175,000	—	2,347,418	869,781	—	350,000	291,667	9,475	4,043,341
	Voluntary termination	—	—	520,933	869,781	—	—	—	229	1,390,943
	Retirement (9)(10)	—	—	—	—	—	—	—	—	—
	Death (9)	—	525,000	608,828	869,781	—	—	—	—	2,003,609
	Disability (9)	—	525,000	608,828	869,781	—	—	—	229	2,003,838
	Change in control (11)	350,000	1,050,000	2,419,937	—	100,000	—	—	18,721	3,938,658
Eric L. Marhoun	Involuntary termination w/o cause	175,000	—	2,667,800	413,884	—	350,000	291,667	23,297	3,921,649
	Voluntary termination	—	—	1,363,142	413,884	—	—	—	10,675	1,787,701
	Retirement (9)(10)	—	—	—	—	—	—	—	—	—
	Death (9)	—	262,500	434,886	413,884	—	—	—	—	1,111,270
	Disability (9)	—	262,500	434,886	413,884	—	—	—	10,675	1,121,945
	Change in control (11)	350,000	525,000	2,740,319	—	110,000	—	—	35,919	3,761,238
Dennis R. Vigneau	Involuntary termination w/o cause	220,000	—	1,845,878	359,366	—	440,000	366,667	36,640	3,268,551
	Voluntary termination	—	—	19,393	359,366	—	—	—	24,758	403,517
	Retirement (9)(10)	—	—	—	—	—	—	—	—	—
	Death (9)	—	264,000	608,828	359,366	—	—	—	—	1,232,194
	Disability (9)	—	264,000	608,828	359,366	—	—	—	24,758	1,256,952
	Change in control (11)	440,000	528,000	1,912,179	—	300,000	—	—	48,522	3,228,701
John P. O’Shaughnessy	Involuntary termination w/o cause	162,500	—	1,651,083	241,080	—	325,000	216,667	21,221	2,617,550
	Voluntary termination	—	—	346,424	241,080	—	—	—	7,038	594,541
	Retirement (9)(10)	—	—	—	—	—	—	—	—	—
	Death (9)	—	195,000	434,886	241,080	—	—	—	—	870,966
	Disability (9)	—	195,000	434,886	241,080	—	—	—	7,038	878,004
	Change in control (11)	325,000	390,000	1,704,948	—	165,000	—	—	35,404	2,620,352

(1)
Under the terms of the employment agreements and severance plan, severance pays out in a lump sum. Amounts payable in this column may be subject to the NEO executing and not revoking a release of claims against the Company. See “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table-Employment Agreements with Named Executive Officers.”

(2)	Amounts in this column include, if provided in an employment agreement with the NEO, a pro rata bonus for the year of termination upon certain types of terminations.

(3)
For certain qualifying terminations and a change-in-control event, (i) the value of stock options is calculated by multiplying the number of vested options (including any unvested options that would accelerate on a qualifying termination or change-in-control event) by the excess of the fair market value of the underlying common stock on September 30, 2017 over the applicable exercise price per share and (ii) the value of restricted stock and Performance RSUs is calculated based on the fair market value of the underlying common stock on September 30, 2017. On September 30, 2017, the fair market value of a share of our common stock was $31.05 and the fair market value of a share of FGLH common stock was $166.81. The following table details the valuations of the outstanding unvested equity awards determined using the fair market value of the applicable stock on September 30, 2017 for qualifying terminations and/or a change in control event, assuming the accelerated vesting of all unvested awards:

Name	Company Stock Options	Company Restricted Stock Awards	Company Performance Restricted Stock Units
Christopher J. Littlefield	879,140	1,836,732	2,348,312
Rajesh Krishnan	10,605	61,914	1,826,485
Eric L. Marhoun	10,605	61,914	1,304,659
Dennis R. Vigneau	9,696	56,604	1,826,485
John O’Shaughnessy	7,880	45,985	1,304,659

(4)	For any participating NEO, the vested balance of the deferred compensation accounts will be distributed upon death, disability or separation from service.
(5)	Represents the amount of the transaction incentive award payable to the NEO. See "Compensation Discussion and Analysis-Elements of Our Executive Compensation Program-Transaction Incentive Awards."
(6)	Represents the amount of the retention award payable to the NEO. See “Compensation Discussion and Analysis-Elements of Our Executive Compensation Program-Retention Awards.”
(7)	Represents the amount of the 2017 Incentive Awards payable to the NEO. See “Compensation Discussion and Analysis-Elements of Our Executive Compensation Program-2017 Incentive Awards.”
(8)
Amounts include any accrued vacation as of September 30, 2017, which would be paid out upon a termination. For Messrs. Krishnan, and O’Shaughnessy, this amount also includes payments by us to the insurance provider equal to the amount due for COBRA coverage payments for a period of time equal to the number of weeks of severance payments.

(9)	Our stock incentive plan does not provide for accelerated vesting on death, disability or retirement.
(10)	As of September 30, 2017, none of our NEOs were retirement eligible.
(11)
In the case of a change in control, we assume that the vesting of all options, restricted stock and Performance RSUs will be accelerated, although our compensation committee has the discretion to provide for alternative treatment of the awards.

Director Compensation
The following table provides summary information concerning compensation paid or accrued by us to our directors for services rendered to us during Fiscal 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Omar M. Asali(3)	93,750	—	—	—	—	—	93,750
William J. Bawden	150,000	—	—	—	—	—	150,000
James M. Benson	162,500	—	—	—	—	—	162,500
Kevin J. Gregson(3)	30,000	—	—	—	—	—	30,000
Christopher J. Littlefield	—	—	—	—	—	—	—
Andrew A. McKnight	—	—	—	—	—	—	—
William P. Melchionni	167,500	—	—	—	—	—	167,500
Joseph S. Steinberg	178,750	—	—	—	—	—	178,750
L. John H. Tweedie	140,000	—	—	—	—	—	140,000
Thomas A. Williams(3)	37,500	—	—	—	—	—	37,500

(1)
No directors received stock awards in Fiscal 2017. A payment of cash in lieu of an equity award was granted to each director in the amount of $50,000. The aggregate number of unvested shares of restricted stock outstanding at the end of Fiscal 2017 held by those who served as directors during Fiscal 2017 was as follows:

Name	Number of Shares of Restricted Stock
Omar M. Asali	0
William J. Bawden	854
James M. Benson	854
Kevin J. Gregson	0
Christopher J. Littlefield	59,154
Andrew A. McKnight	0
William P. Melchionni	854
Joseph S. Steinberg	0
L. John H. Tweedie	854
Thomas A. Williams	0

(2)
No directors received option awards in Fiscal 2017. The aggregate number of unexercised stock options outstanding at the end of Fiscal 2017 held by those who served as directors during Fiscal 2017 was as follows:

Name	Number of Stock Options
Omar M. Asali	5,613
William J. Bawden	4,878
James M. Benson	1,470
Kevin J. Gregson	—
Christopher J. Littlefield	61,541
Andrew A. McKnight	—
William P. Melchionni	4,878
Joseph S. Steinberg	—
L. John H. Tweedie	4,878
Thomas A. Williams	—

(3)	Messrs. Asali, Gregson and Williams have resigned from our board of directors on April 14, 2017, October 10, 2016 and December 21, 2016 respectively.

Our board of directors is compensated according to the rates set forth in the following table:

Annual Cash Retainer for Non-Employee Directors	Additional Annual Cash Retainers	Annual Cash Award for Non-Employee Directors[1]	Other
$75,000	Chairman - $30,000 Audit Committee Chair - $25,000 Other Committee Chair - $25,000 Committee Members - $15,000	$50,000	Reimbursement for out-of-pocket expenses in connection with meetings, board duties, etc.

(1) Represents a one-time cash payment of $50,000 to be made in lieu of the $75,000 stock awards made in Fiscal 2014, which were subject to a three year vesting period. The cash payment was made in lieu of stock awarded because the CF Corp Merger Agreement restricts FGL from making further stock issuances. The amount of the cash payment was designed to provide the directors with the same cash value they would have received in stock for service in Fiscal 2017 absent the restrictions in the Merger Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
For Fiscal 2017, our compensation committee consisted of Messrs. Asali, Benson, Gregson, McKnight, Melchionni and Steinberg. Following Mr. Asali’s departure from the board on April 14, 2017, Mr. McKnight was appointed to compensation committee. Following Mr. Gregson’s departure from the board on October 10, 2016, Mr. Benson was appointed to compensation committee. Except as described below, during Fiscal 2017, no member of the compensation committee served as an officer or employee of the Company or any of its subsidiaries. In addition, except as described below, during Fiscal 2017, no executive officer of the Company served as a director or as a member of the compensation committee of a company (i) one of whose executive officers served as a director or as a member of the compensation committee of our company or (ii) which employed a director of our company. Mr. Steinberg is the Chairman of the board of directors of HRG Group, Inc. (“HRG”), and as such, may have a direct or indirect interest in certain related party transactions involving HRG or its affiliates. See “Certain Relationships and Related Transactions and Director Independence.”

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

/s/ James M. Benson
/s/ Andrew A. McKnight
/s/ William P. Melchionni
/s/ Joseph S. Steinberg

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY
COMPENSATION PLANS
The following table presents information as of September 30, 2017, regarding our securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	925,744	$22.74	525,130
Equity compensation plans not approved by security holders(2)	3,408	$17.00	0
Total	929,152	$22.74	525,130
_____________
(1) Represents securities issued or issuable under our Omnibus Plan. The outstanding securities consist of options for the purchase of 360,355 shares and 565,389 Performance RSUs. The weighted-average exercise price does not take into account the Performance RSUs.
(2) Consists of options granted to compensation committee members outside our Omnibus Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2017, unless otherwise noted, by (a) each person who is known to us to own beneficially more than 5% of our common stock, (b) each director and nominee for director, (c) each named executive officer and (d) the directors and executive officers as a group. The table lists voting securities, including restricted stock held by our directors and executive officers over which they have sole voting power but no investment power. Otherwise, except to the extent noted below, each person identified below has sole voting and investment power over the shares reported. Except as otherwise noted below, we know of no agreements among our stockholders which related to voting or investment power with respect to our common stock and none of the reported shares have been pledged as a security.

Name and Address of Beneficial Owner (1)	Beneficial Ownership(1)		Percent of Class(2)
HRG Group, Inc.………………………………………………...	47,000,000	(3)	80.4%
FS Holdco II, Ltd…………………………....…………….	47,000,000	(3)	80.4%
William Bawden…………………………………………..	18,644	(4)(5)	*
James M. Benson………………………………………….	4,032	(4)(5)	*
Christopher J. Littlefield……………………………………	153,282	(4)(5)	*
Andrew A. McKnight………………………………………	0
William Melchionni……………………………………….	13,903	(4)(5)	*
Joseph S. Steinberg………………………………………..	0		*
L. John H. Tweedie………………………………………..	26,215	(4)(5)	*
Rajesh Krishnan…………………………………………...	27,804	(4)(5)	*
Eric L. Marhoun…………………………………………...	20,638	(4)(5)	*
John P. O’Shaughnessy…………………………………...	15,505	(4)(5)	*
Dennis R. Vigneau………………………………………...	7,842	(4)(5)	*
All current directors and executive officers as a group (18 persons)	351,766	(6)	*
*Indicates less than 1% of our outstanding common stock.

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

(2)
Percentage of beneficial ownership is based on 58,424,568 shares outstanding as of September 30, 2017. Shares issuable pursuant to options are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person.

(3)
Based solely on a Schedule 13D/A filed with the SEC on April 8, 2015 by HRG, and FS Holdco II Ltd., a Delaware corporation and a wholly-owned subsidiary of HRG (“FSH”, collectively, the “Reporting Persons”). The shares reported in the Schedule 13D/A are directly held by FSH. HRG does not directly own any of our company’s securities. However, as a result of FSH being the wholly-owned subsidiary of HRG, HRG may be deemed to beneficially own our company’s securities directly owned by FSH. Each of the Reporting Persons specifically disclaims beneficial ownership in the shares reported herein except to the extent it or he actually exercises voting or dispositive power with respect to such shares. As of September 30, 2017, HRG may be deemed to be the beneficial owner of 47,000,000 shares, constituting 80.4% of the outstanding Shares. HRG has the sole power to vote or direct the vote of none of the shares; has the shared power to vote or direct the vote of 47,000,000 shares; has sole power to dispose or direct the disposition of none of the shares; and may be deemed to have shared power to dispose or direct the disposition of 47,000,000 shares. As of September 30, 2017, FSH may be deemed to be the beneficial owner of 47,000,000 shares, constituting 80.4% of the outstanding shares. FSH has the sole power to vote or direct the vote of 47,000,000 of the shares and has sole power to dispose or direct the disposition of 47,000,000 of the shares. The address of the Reporting Persons is 450 Park Avenue, 29th Floor, New York, New York 10022.

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

(5)
Includes shares of restricted stock issued to the named person granted under our Omnibus Plan: William Bawden (1,269 shares); James M. Benson (854); Christopher J. Littlefield (61,541); William P. Melchionni (854 shares); L. John H. Tweedie (854 shares); Rajesh Krishnan (1,994 shares); Eric L. Marhoun (1,994 shares); John P. O’Shaughnessy (1,481 shares); and Dennis R. Vigneau (1,823 shares).

(6)	Includes 86,682 shares of restricted stock and 153,660 shares which directors and executive officers have the right to acquire upon the exercise of stock options granted under our Omnibus Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
In addition to the compensation arrangements with directors and executive officers described above in the section entitled “Executive Compensation,” the following is a description of each transaction since October 1, 2016 and each currently proposed transaction in which (i) we have been or are to be a participant, (ii) the amount involved exceeded or will exceed $120,000 and (iii) any of our directors, nominees for director, executive officers, holders of more than 5% of our common stock, or any member of their immediate families or person sharing their household had or will have a direct or indirect material interest.

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
Related Person Transactions
HRG Ownership; Indemnification
As of September 30, 2017, HRG owned (directly or indirectly) approximately 80% of our common stock and has two representatives, Joseph S. Steinberg and Andrew A. McKnight, on our board of directors (the “HRG directors”). The HRG directors are considered related persons in the transactions involving HRG described below as a result of their affiliation with HRG and us. Other than as described below, the HRG directors do not have any direct interest in any of the transactions. In addition, our bylaws provide for the indemnification of our directors, including the HRG directors, to the fullest extent permitted by law against liabilities and expenses incurred in connection with any threatened, pending or completed claim or proceeding, whether brought by or in the right of the company or otherwise, in which a director is involved because he or she is or has been a director. In addition we entered into Indemnification Agreements with each of our directors, pursuant to which we agreed to provide further indemnification of our directors. Our amended and restated certificate of incorporation provides that we renounce any interest or expectancy in corporate opportunities that are presented to HRG.
Reinsurance Transactions
Effective December 31, 2012, FGL Insurance, a wholly-owned subsidiary of the Company, entered into a reinsurance treaty with FSRCI, an indirect wholly-owned subsidiary of HRG, FGL’s parent, whereby FGL Insurance ceded 10% of its June 30, 2012 in-force annuity block business not already reinsured on a funds withheld basis. Effective September 17, 2014, FGL Insurance entered into a second reinsurance treaty with FSRCI whereby FGL Insurance ceded 30% of any new business of its multi-year guaranteed annuity block of business ("MYGA") issued effective September 17, 2014 and later on a funds withheld basis. Under the terms of the agreement, no initial ceding commission was paid as all of the underlying business is new business. The September 17, 2014 treaty was subsequently terminated as to new business effective April 30, 2015, but will remain in effect for policies ceded to FSRCI with an effective date between September 17, 2014 and April 30, 2015. Accordingly, policies issued with an effective date of May 1, 2015 and later will not be ceded to FSRCI.

At September 30, 2017, the company's reinsurance recoverable included $1,016 million related to FSRCI and funds withheld for reinsurance liabilities included $1,081 million related to FSRCI.

Below are the operating results ceded to FSRCI for the year ended September 30, 2017 ($ in millions):

Revenues:	Year ended September 30, 2017
Premiums	$1
Net investment income	46
Net investment gains	15
Insurance and investment product fees	2
Total revenues	64

Benefits and expenses:
Benefits and other changes in policy reserves	(39)
Acquisition & operating expenses, net of deferrals	(3)
Total benefits and expenses	(42)

Operating income	$22

Loan Participations and Debt Financing Agreement
FGL Insurance invested in collateralized loan obligations (“CLO”) securities issued by Fortress Credit Opportunities III CLO LP ("FCO III") and also invested in securities issued by Fortress Credit BSL Limited ("Fortress BSL"). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC, which owns greater than 10% of HRG as of September 30, 2017. In March 2016, Hildene Leveraged Credit, LLC (“HLC”) sold four CLOs to Fortress Investment Group LLC. The four Hildene CLOs are now managed by an affiliate of Fortress Investment Group LLC, Fortress Credit Advisors, LLC. As of September 30, 2017, the Company held two of these CLOs. In August 2016, FGL purchased a commercial real estate CLO from Fortress Investment Group LLC. In October 2016, FGL purchased bonds of Spectrum Brands, Inc., a wholly owned subsidiary of HRG Group, and in March 2017, FGL purchased asset backed CLOs from FCO III. The carrying values of these affiliated investments as of September 30, 2017 are disclosed in the tables below.
FGL Insurance participates in loans to third parties originated by Salus Capital Partners, LLC (“Salus”), an affiliated, limited liability company indirectly owned by HRG. Salus is also considered a VIE as described in “Note 4. Investments” to the Company’s Consolidated Financial Statements. Salus originated senior secured asset-based loans to unaffiliated third-party borrowers. In January 2014, FSRCI acquired preferred equity interests in Salus which have a 10% per annum return and a total par value of $30 million which is included in the FSRCI funds withheld portfolio. Accordingly all income on this asset is ceded to FSRCI. The Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests. The carrying value of these investments in Salus as of September 30, 2017 is disclosed in the table below.
In August of 2015 and October of 2015, FGL entered into separate engagement letters with Credit Suisse Securities (USA) LLC ("Credit Suisse") and Jefferies Group Inc. ("Jefferies"), respectively, pursuant to which Credit Suisse and Jefferies agreed (on a non-exclusive basis) to provide financial advisory services to FGL in connection with a transaction involving a merger or other similar transaction with respect to at least a majority of the capital stock of FGL. The Credit Suisse engagement was extended by an amendment dated March 15, 2017 During the year ended September 30, 2017, Leucadia National Corp's ("Leucadia") ownership interest in HRG's outstanding shares exceeded 10%. Jefferies is a wholly-owned subsidiary of Leucadia. HRG, the holder of a majority of shares of outstanding common stock of FGL, is also a party to each engagement letter. Under each engagement letter, Credit Suisse and Jefferies, respectively, are entitled to receive a fee which represents a percentage of the value of the transaction, plus reimbursement for all reasonable out-of-pocket expenses incurred by Credit Suisse or Jefferies, as applicable, in connection with their engagement. FGL has also agreed to indemnify Credit Suisse and Jefferies for certain liabilities in connection with their engagement. Under each engagement letter, HRG is required to reimburse FGL for compensation paid by FGL to Credit Suisse or Jefferies under certain circumstances. Specifically, if compensation to Credit Suisse or Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG (and not other stockholders of FGL), HRG will reimburse FGL for the full amount of such compensation. If compensation to Credit Suisse or Jefferies becomes payable in respect of a transaction that involves a disposition of shares of FGL held by HRG and a disposition of not more than 50% of the shares of FGL held by stockholders of FGL other than HRG, HRG will reimburse FGL for its pro rata portion of such compensation (based on its relative number of shares compared to those held by stockholders of FGL other than HRG).

In August 2016, FGL Insurance exchanged $71 in notes issued by HGI Energy Holdings, LLC (“HGI Energy”) in 2013 for new notes issued by HGI Energy for the same fair value with an August 2017 maturity date. The new notes issued are held in the FSRCI funds withheld portfolio. Effective May 1, 2017, FGL Insurance and HGI Energy extended the maturity date of the new notes until the earlier of: June 30, 2018 or a change in control of FGL Insurance. In addition, the parties have agreed to increase the rate of interest on the new notes from 0.71% to 1.50% on August 22, 2017.

The company’s related party investments as of September 30, 2017 and related net investment income for Fiscal 2017 are summarized as follows ($ in millions):

	September 30, 2017
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Fortress Investment Group CLOs	Fixed maturities, available for sale	$175	$2	$177
Spectrum Brands, Inc.	Fixed maturities, available for sale	2	—	2
Salus preferred equity (a)	Equity securities, available for sale	2	—	2
HGI energy loan (b)	Related party loans	71	—	71
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) The HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.
Investment Management Agreements
During Fiscal 2017, the company had investment management agreements with Salus and CorAmerica Capital, LLC. Salus is indirectly owned by HRG. During a portion of Fiscal 2017, CorAmerica Capital, LLC was also indirectly owned by HRG. The company paid management fees to these entities for the services provided under the agreements, which are usual and customary for these types of services. For Fiscal 2017, the Company paid CorAmerica Capital, LLC $1.
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
Director Independence
Information required by this Item is included in Item 10, “Directors,” “Corporate Governance ‒ Controlled Company and Director Independence” and “Information about Committees of Our Board.”
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
The table below sets forth the professional fees paid to our independent registered public accounting firm for professional services rendered during Fiscal 2017 and Fiscal 2016.

	Fiscal 2017	Fiscal 2016
Audit fees	$2,777,587	$2,831,089
Audit-related fees	413,715	251,678
Tax fees	222,354	6,651
All other fees	—	—
Total fees	$3,413,656	$3,089,418

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

2.1
Agreement and Plan of Merger, dated as of May 24, 2017, by and among CF Corporation, FGL U.S. Holdings, Inc., FGL Merger Sub Inc. and Fidelity & Guaranty Life (incorporated by reference to Exhibit 2.1 to our Form 8-K, filed on May 24, 2017 (File No. 001-36227)).

2.2
Voting Agreement, dated as of May 24, 2017, by and among Fidelity & Guaranty Life, CF Capital Growth, LLC, Fidelity National Financial, Inc., CFS Holdings (Cayman), L.P., CC Capital Management, LLC, BilCar, LLC, Richard N. Massey and James A. Quella (incorporated by reference to Exhibit 2.2 to our Form 8-K, filed on May 24, 2017 (File No. 001-36227)).

2.3
Amendment to Agreement and Plan of Merger, dated as of June 28, 2017, by and among CF Corporation, FGL U.S. Holdings, Inc., FGL Merger Sub Inc. and Fidelity & Guaranty Life (incorporated by reference to Exhibit 2.3 to our Quarterly Report on Form 10-Q, filed on August 2, 2017 (File No. 001-36227)).

3.1
Amended and Restated Certificate of Incorporation of Fidelity & Guaranty Life (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-8, filed on December 13, 2013 (File No. 333-192849)).

3.2	Second Amended and Restated Bylaws of Fidelity & Guaranty Life (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on October 7, 2014 (File No. 001-36227)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-192849)).
4.3
Indenture, dated March 27, 2013, among Fidelity & Guaranty Life Holdings, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as trustee, relating to the 6.375% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A, filed on October 17, 2013 (File No. 333-192849)).

4.4
First Supplemental Indenture, dated March 27, 2013, among Fidelity & Guaranty Life Holdings, Inc., as issuer, the Subsidiary Guarantors from named therein and Wells Fargo Bank, National Association, relating to the 6.375% Senior Notes due 2021 (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1/A, filed on October 17, 2013 (File No. 333-192849)).

4.5
Registration Rights Agreement, dated December 18, 2013, between Fidelity & Guaranty Life, and HRG Group, Inc. (incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q, filed on February 7, 2014 (file No. 001-36227)).

10.1
Employment Agreement, dated January 27, 2014, between Dennis Vigneau and Fidelity & Guaranty Life Business Services, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 28, 2014 (File No. 001-36227)).

10.3
Amended and Restated Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and John P. O’Shaughnessy (incorporated by reference to Exhibit 10.38 to our Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)).

10.4
Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and John Phelps (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)).

10.5
Amended and Restated Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and Rajesh Krishnan (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)).

10.6
Employment Agreement, dated November 14, 2013, between Fidelity & Guaranty Life Business Services, Inc. and Wendy J.B. Young (incorporated by reference to Exhibit 10.41 to our Registration Statement on Form S-1/A, filed on November 22, 2013 (File No. 333-190880)).

10.7	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880)).
10.8	Fidelity & Guaranty Life Employee Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1/A, filed on October 17, 2013 (File No. 333-190880)).

10.9	Fidelity & Guaranty Life 2013 Stock Incentive Plan, as Amended (incorporated by reference to Annex A of our Proxy Statement on Schedule 14A, filed on December 30, 2014 (File No. 001-36227)).
10.10
Form of Fidelity & Guaranty Life 2013 Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.43 to our Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880)).

10.11
Form of Fidelity & Guaranty Life 2013 Restricted Stock Agreement (incorporated by reference to Exhibit 10.44 to our Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880)).

10.12
Form of Fidelity & Guaranty Life Performance RSU Grant Agreement (incorporated by reference to Exhibit 10.45 to our Registration Statement on Form S-1/A, filed on November 26, 2013 (File No. 333-190880)).

10.13
Form of Second Amended and Restated Fidelity & Guaranty Life Holdings, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.46 to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-190880)).

10.14
Form of Amendment No. 1 to the Fidelity & Guaranty Life Holdings, Inc. 2012 Dividend Equivalent Plan (incorporated by reference to Exhibit 10.47 to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-190880)).

10.15	Form of Amendment No. 1 to the Restricted Stock Agreement (incorporated by reference to Exhibit 10.48 to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-190880)).
10.16
Form of Amendment No. 2 to the Restricted Stock Agreement between Leland C. Launer, Jr. and Fidelity & Guaranty Life Holdings, Inc. (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1/A, filed on December 3, 2013 (File No. 333-190880)).

10.17
Form of Fidelity & Guaranty Life 2013 Restricted Stock Agreement for Compensation Committee Members (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q, filed on February 7, 2014 (File No. 001-36227)).

10.18
Form of Fidelity & Guaranty Life 2013 Non-Statutory Stock Option Agreement for Compensation Committee Members (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q, filed on February 7, 2014 (File No. 001-36227)).

10.19	Form of Fidelity & Guaranty Life 2013 Unrestricted Stock Agreement (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q, filed on February 7, 2014 (File No. 001-36227)).
10.20
Form of Fidelity & Guaranty Life 2013 Unrestricted Stock Agreement for Compensation Committee Members (incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q, filed on February 7, 2014 (File No. 001-36227)).

10.21
Credit Agreement between Fidelity & Guaranty Life Holdings, Inc. as borrower, the Company as guarantor, and RBC Capital Markets and Credit Suisse Securities (USA) LLC together as joint lead arrangers for the lenders, dated as of August 26, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 26, 2014 (File No. 001-36227)).

10.22
Second Amendment to Credit Agreement dated as of July 17, 2017 by and among Fidelity & Guaranty Life Holdings, Inc., each of the lenders from time to time party thereto and Royal Bank of Canada (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed on July 21, 2017 (File No. 001-36227)).

10.23	Revolving Loan Note, dated August 26, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 26, 2014 (File No. 001-36227)).
10.24
Guarantee Agreement, dated as of August 26, 2014, among Fidelity & Guaranty Life, other Guarantors, and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on August 26, 2014 (File No. 001-36227)).

10.25
Employment Agreement, dated October 6, 2014, between Chris Littlefield and Fidelity & Guaranty Life Business Services, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 7, 2014 (File No. 001-36227)).

10.26
Omnibus Amendment to Equity Award Agreements by and among Fidelity & Guaranty Life, Fidelity & Guaranty Life Business Services, Inc. and Leland C. Launer Jr. dated as of March 31, 2015 (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed on April 2, 2015 (File No. 001-36227)).

10.27
Employment Agreement by and between Fidelity & Guaranty Life Business Services, Inc. and Christopher J. Littlefield, dated as of May 6, 2015 (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed on May 8, 2015 (File No. 001-36227)).

10.28
Fidelity & Guaranty Life 2015 Severance Plan, effective as of June 16, 2015 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 5, 2015 (File No. 001-36227)).

10.29
Form of Retention Letter from Fidelity & Guaranty Life to its executive officers, dated July 10, 2015 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 5, 2015 (File No. 001-36227)).

10.30
Form of Indemnification Agreement by and between Fidelity & Guaranty Life and its directors and executive officers, dated as of July 14, 2015 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on August 5, 2015 (File No. 001-36227)).

10.31
Fidelity & Guaranty Life Section 162(m) Employee Incentive Plan, as Amended (incorporated by reference to Annex B of our Proxy Statement on Schedule 14A, filed on December 30, 2014 (File No. 001-36227)).

10.32*	Form of Transaction Bonus Letter by and between Fidelity & Guaranty Life and certain of its employees, dated as of April 7, 2017.
10.33*	Form of Retention Award Letter by and between Fidelity & Guaranty Life and certain of its employees, dated as of April 20, 2017.
10.34*	Form of 2017 Incentive Award Letter by and between Fidelity & Guaranty Life and certain of its employees, dated as of February 1, 2017.
21*	Subsidiaries of the Company.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Power of Attorney (set forth on the signature page).
31.1 *	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF *	XBRL Taxonomy Definition Linkbase.
101.LAB *	XBRL Taxonomy Extension Label Linkbase.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY & GUARANTY LIFE (Registrant)

Date:	November 16, 2017	By:	/s/ Dennis R. Vigneau
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

Signature	Title	Date

/s/ Christopher J. Littlefield
Christopher J. Littlefield	Chief Executive Officer and Director (Principal Executive Officer)	November 16, 2017
/s/ Dennis R. Vigneau
Dennis R. Vigneau	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 16, 2017
/s/ Joseph S. Steinberg
Joseph S. Steinberg	Chairman	November 16, 2017
/s/ William J. Bawden
William J. Bawden	Director	November 16, 2017
/s/ James M. Benson
James M. Benson	Director	November 16, 2017
/s/ Andrew A. McKnight
Andrew A. McKnight	Director	November 16, 2017
/s/ William P. Melchionni
William P. Melchionni	Director	November 16, 2017
/s/ John H. Tweedie
John H. Tweedie	Director	November 16, 2017

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Fidelity & Guaranty Life:
We have audited the accompanying consolidated balance sheets of Fidelity & Guaranty Life and subsidiaries (the Company) as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2017. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity & Guaranty Life and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidelity & Guaranty Life’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), and our report dated November 16, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Des Moines, Iowa
November 16, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Fidelity & Guaranty Life:
We have audited Fidelity & Guaranty Life’s (the Company) internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fidelity & Guaranty Life's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Fidelity & Guaranty Life maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fidelity & Guaranty Life and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2017, and our report dated November 16, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Des Moines, Iowa
November 16, 2017

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2017	September 30, 2016

ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: September 30, 2017 - $20,063; September 30, 2016 - $18,521)	$21,154	$19,411
Equity securities, available-for-sale, at fair value (amortized cost: September 30, 2017 - $733; September 30, 2016 - $640)	773	683
Derivative investments	413	276
Commercial mortgage loans	547	595
Other invested assets	185	60
Total investments	23,072	21,025
Related party loans	71	71
Cash and cash equivalents	885	864
Accrued investment income	231	214
Reinsurance recoverable	3,375	3,464
Intangibles, net	1,129	1,026
Deferred tax assets, net	—	—
Other assets	202	371
Total assets	$28,965	$27,035

LIABILITIES AND SHAREHOLDERS' EQUITY

Contractholder funds	$20,792	$19,251
Future policy benefits	3,412	3,467
Funds withheld for reinsurance liabilities	1,083	1,172
Liability for policy and contract claims	67	55
Debt	300	300
Revolving credit facility	105	100
Deferred tax liability, net	62	10
Other liabilities	897	746
Total liabilities	26,718	25,101

Commitments and contingencies ("Note 12")

Shareholders' equity:
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued at September 30, 2017 and September 30, 2016)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 58,933,415 issued and outstanding at September 30, 2017; 58,956,127 shares issued and outstanding at September 30, 2016)	1	1
Additional paid-in capital	716	714
Retained earnings	1,000	792
Accumulated other comprehensive income	543	439
Treasury stock, at cost (568,847 shares at September 30, 2017; 537,613 shares at September 30, 2016)	(13)	(12)
Total shareholders' equity	2,247	1,934
Total liabilities and shareholders' equity	$28,965	$27,035

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Year ended September 30,
	2017	2016	2015

Revenues:
Premiums	$42	$70	$58
Net investment income	1,005	923	851
Net investment gains (losses)	316	19	(37)
Insurance and investment product fees and other	167	127	89
Total revenues	1,530	1,139	961
Benefits and expenses:
Benefits and other changes in policy reserves	843	791	578
Acquisition and operating expenses, net of deferrals	137	119	113
Amortization of intangibles	193	54	64
Total benefits and expenses	1,173	964	755
Operating income	357	175	206
Interest expense	(24)	(22)	(24)
Income before income taxes	333	153	182
Income tax expense	(110)	(56)	(64)
Net income	$223	$97	$118

Net income per common share - adjusted to reflect stock split:

Basic	$3.83	$1.67	$2.03
Diluted	$3.83	$1.66	$2.02
Weighted average common shares used in computing net income per common share:
Basic	58,319,517	58,275,013	58,117,884
Diluted	58,415,187	58,578,163	58,360,841

Cash dividend per common share	$0.26	$0.26	$0.26

Supplemental disclosures
Total other-than-temporary impairments	$(22)	$(45)	$(82)
Portion of other-than-temporary impairments included in other comprehensive income	—	(1)	—
Net other-than-temporary impairments	(22)	(44)	(82)
Gains (losses) on derivatives and embedded derivatives	335	33	(8)
Other investment gains	3	30	53
Total net investment gains (losses)	$316	$19	$(37)

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year ended September 30,
	2017	2016	2015

Net income	$223	$97	$118

Other comprehensive income (loss):
Unrealized investment gains (losses):
Change in unrealized investment gains (losses) before reclassification adjustment	182	788	(650)
Net reclassification adjustment for losses (gains) included in net income	18	9	29
Changes in unrealized investment gains (losses) after reclassification adjustment	200	797	(621)
Adjustments to intangible assets	(40)	(258)	220
Changes in deferred income tax asset/liability	(56)	(187)	140
Net unrealized gains (losses) on investments	104	352	(261)
Non-credit related other-than-temporary impairment:
Changes in non-credit related other-than-temporary impairment	—	(1)	—
Net non-credit related other than-temporary impairment	—	(1)	—
Net changes to derive comprehensive income (loss) for the period	104	351	(261)
Comprehensive income (loss), net of tax	$327	$448	$(143)

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance, September 30, 2014	$—	$1	$702	$607	$349	$—	$1,659
Treasury shares purchased	—	—	—	—	—	(11)	(11)
Dividends	—	—	—	(15)	—	—	(15)
Net income	—	—	—	118	—	—	118
Unrealized investment losses, net	—	—	—	—	(261)	—	(261)
Common stock issued under employee plans	—	—	2	—	—	—	2
Stock-based compensation	—	—	10	—	—	—	10
Balance, September 30, 2015	$—	$1	$714	$710	$88	$(11)	$1,502
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(15)	—	—	(15)
Net income	—	—	—	97	—	—	97
Unrealized investment gains, net	—	—	—	—	351	—	351
Common stock issued under employee plans	—	—	2	—	—	—	2
Stock-based compensation	—	—	(2)	—	—	—	(2)
Balance, September 30, 2016	$—	$1	$714	$792	$439	$(12)	$1,934
Treasury shares purchased	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	(15)	—	—	(15)
Net income	—	—	—	223	—	—	223
Unrealized investment gains, net	—	—	—	—	104	—	104
Stock-based compensation	—	—	2	—	—	—	2
Balance, September 30, 2017	$—	$1	$716	$1,000	$543	$(13)	$2,247

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended September 30,
	2017	2016	2015

Cash flows from operating activities:
Net income	$223	$97	$118
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	6	8	7
Amortization	(42)	(40)	(60)
Deferred income taxes	(4)	51	50
Interest credited/index credits to contractholder account balances	701	632	420
Net recognized (gains) losses on investments and derivatives	(305)	(19)	37
Charges assessed to contractholders for mortality and administration	(131)	(103)	(68)
Deferred policy acquisition costs, net of related amortization	(144)	(296)	(253)
Changes in operating assets and liabilities:
Reinsurance recoverable	(18)	(2)	46
Future policy benefits	(55)	(1)	(36)
Funds withheld from reinsurers	(105)	(89)	(62)
Collateral posted (returned)	158	111	(128)
Other assets and other liabilities	(47)	16	(36)
Net cash provided by operating activities	237	365	35
Cash flows from investing activities:
Proceeds from available-for-sale investments sold, matured or repaid	2,755	2,264	4,947
Proceeds from derivatives instruments and other invested assets	458	246	439
Proceeds from commercial mortgage loans	48	35	139
Cost of available-for-sale investments	(4,123)	(3,359)	(5,746)
Costs of derivatives instruments and other invested assets	(351)	(266)	(296)
Costs of commercial mortgage loans	—	(99)	(535)
Related party loans	—	1	35
Capital expenditures	(4)	(8)	(7)
Net cash (used in) investing activities	(1,217)	(1,186)	(1,024)
Cash flows from financing activities:
Treasury stock	(1)	(1)	(11)
Common stock issued under employee plans	—	2	2
Draw on revolving credit facility	5	100	—
Dividends paid	(15)	(15)	(15)
Contractholder account deposits	2,890	2,780	2,503
Contractholder account withdrawals	(1,878)	(1,683)	(1,564)
Net cash provided by financing activities	1,001	1,183	915
Change in cash & cash equivalents	21	362	(74)
Cash & cash equivalents, beginning of period	864	502	576
Cash & cash equivalents, end of period	$885	$864	$502

Supplemental disclosures of cash flow information:
Interest paid	$23	$19	$19
Income taxes paid	$114	$7	$38
Deferred sales inducements	$20	$27	$26

See accompanying notes to consolidated financial statements.

FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Nature of Business
Fidelity & Guaranty Life (“FGL” and, collectively with its subsidiaries, the “Company”) is a subsidiary of HRG Group Inc. (formerly, Harbinger Group Inc. (“HRG”)). HRG is a diversified holding company focused on obtaining controlling equity stakes in companies that operate across a diversified set of industries. FGL and HRG’s shares of common stock trade on the New York Stock Exchange (“NYSE”) under the symbols “FGL” and “HRG,” respectively. In January of 2014, HRG transferred HRG’s ownership interest in FGL common shares to FS Holdco II, Ltd. (“FS Holdco”) which is a direct wholly-owned subsidiary of HRG. HRG indirectly holds 47,000 thousand shares of FGL's outstanding common stock, representing an approximate 80% interest at September 30, 2017.
Dollar amounts in the accompanying sections are presented in millions, unless otherwise noted.

On May 24, 2017, FGL entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among CF Corporation, a Cayman Islands exempted company (“CF Corp”), FGL US Holdings Inc., a Delaware corporation and a wholly-owned indirect subsidiary of CF Corp (“Parent”), FGL Merger Sub Inc., a Delaware corporation and a wholly-owned direct subsidiary of Parent (“Merger Sub”) and FGL.  Subject to the terms and conditions of the Merger Agreement, at the time of the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into FGL (the “Merger”), with FGL continuing as the surviving entity, which will become a wholly-owned indirect subsidiary of CF Corp.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of FGL’s common stock (“Common Stock”) will be cancelled and converted automatically into the right to receive $31.10 in cash, without interest and less any required withholding taxes (the “Merger Consideration”), other than any shares of Common Stock owned by FGL or by any subsidiary of FGL as treasury stock or by CF Corp, Parent, Merger Sub or any other subsidiary of CF Corp (which will be canceled and retired and cease to exist and no payment or distribution will be made thereto), shares of Common Stock granted pursuant to FGL’s employment equity award plan and those shares of Common Stock with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn. The Merger Agreement permits FGL to pay out a regular quarterly cash dividend on its Common Stock prior to the closing of the transaction in an amount not in excess of $0.065 per share, per quarter.

At the effective time of the Merger, each FGL option to purchase shares of Common Stock, restricted share of Common Stock and performance-based restricted stock unit relating to shares of Common Stock, in each case whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment in an amount pursuant to the Merger Agreement. In addition, at the effective time of the Merger, each stock option and restricted stock unit relating to shares of Fidelity & Guaranty Life Holdings, Inc., a subsidiary of FGL (“FGLH”), in each case whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment in an amount pursuant to the Merger Agreement, and each dividend equivalent right held in respect of a share of FGLH stock (a “DER”), whether vested or unvested, will become fully vested and automatically converted into the right to receive a cash payment equal to the amount accrued with respect to such DER.

Following execution of the Merger Agreement, FS Holdco executed and delivered to FGL a written consent (the “Consent”), approving and adopting the Merger Agreement and the transactions contemplated thereby, including the Merger. As a result of the execution and delivery of the Consent, the holders of at least a majority of the outstanding shares of FGL’s common stock have adopted and approved the Merger Agreement.

Pursuant to the Merger Agreement, the consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, the following of which have been met: (i) on June 16, 2017, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) on August 8, 2017, CF Corp held an extraordinary general meeting in lieu of an annual general meeting of shareholders, at which CF Corp’s shareholders approved, among other items, all of the proposals relating to the Merger Agreement and the Merger; (iii) on August 14, 2017, FGL filed with the SEC and mailed to its stockholders a definitive information statement in connection with the Merger; (iv) on August 24, 2017, the Vermont Department of Financial Regulation granted its required regulatory approval relating to the Merger; and (v) on November 8, 2017, the New York Department of Financial Services granted its required regulatory approval relating to the Merger. On November 7, 2017, the Iowa Insurance Division held a public hearing to consider whether the proposed acquisition of control of Fidelity & Guaranty Life Insurance Company complies with the standards set forth under applicable Iowa insurance laws.

Pursuant to the Merger Agreement, the consummation of the Merger is subject to satisfaction or waiver of certain additional closing conditions, including the receipt of regulatory approvals from the Iowa Insurance Division and the absence of any law or order enacted, issued or enforced that is in effect and that prevents or prohibits the consummation of the Merger.

The Company and CF Corp are committed to securing the remaining regulatory approvals and seek to close the Merger as expeditiously as possible, however, the closing of the Merger and the timing thereof is subject to the regulatory review and approval process, none of which can be assured. In the event the Merger Agreement is terminated, FGL may be required to pay a termination fee to CF Corp in an aggregate amount of $50.

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

Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. We currently distribute and service primarily fixed rate annuities, including FIAs. Therefore, we have only one reporting segment. Premiums and annuity deposits (net of coinsurance), which are not included as revenues (except for traditional premiums) in the accompanying Consolidated Statements of Operations, collected during the years ended September 30, 2017, 2016 and 2015, by product type were as follows:

	Year ended September 30,
Product Type	2017	2016	2015
Fixed indexed annuities	$1,892	$1,861	$2,185
Fixed rate annuities	556	539	211
Single premium immediate annuities	15	28	16
Life insurance (a)	176	181	163
Total	$2,639	$2,609	$2,575

(a)	Life insurance includes Universal Life (“UL”) and traditional life insurance products.
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
We are involved in certain entities that are considered VIEs as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our Consolidated Financial Statements. The Company has not determined that we are the primary beneficiary of a VIE as of September 30, 2017. See "Note 4. Investments" to the Company’s Consolidated Financial Statements for additional information on the Company’s investments in unconsolidated VIEs.
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
Net Investment Gains (Losses)
Net investment gains (losses) include realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments (“OTTI”) of AFS investments, other invested assets, commercial mortgage loans and related party loans, and gains and losses on derivatives. Realized gains and losses on the sale of investments are determined using the specific identification method.
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

Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuity, FIA and IUL policies include index credits and interest credited to contractholder account balances and benefit claims incurred during the period in excess of contract account balances, net of reinsurance recoveries. Interest crediting rates associated with funds invested in the general account of our insurance subsidiaries during 2015 through 2017 ranged from 0.0% to 6.0% for deferred annuities and FIA's, combined, and 3.0% to 4.5% for IUL's. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the reserve for secondary guarantee benefit payments.
Other changes in policy reserves also include the change in reserves for life insurance products. For traditional life and immediate annuities, policy benefit claims are charged to expense in the period that the claims are incurred, net of reinsurance recoveries.
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
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2017 and September 30, 2016, and the company held cash equivalents of $45 and $465, respectively.
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
Available-for-Sale Securities' Other-Than-Temporary Impairments
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
For its available-for-sale securities, the Company generally considers the following in determining whether its unrealized losses are other-than-temporary:

•	The estimated range and period until recovery;

•	The extent and the duration of the decline;

•	The reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening);

•
The financial condition of and near-term prospects of the issuer (including issuer’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength);

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

We establish mortgage loan valuation allowances both on a loan specific basis for those loans considered impaired where a property specific or market specific risk has been identified that could likely result in a future loss, as well as for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified, but for which we expect to incur a loss. Accordingly, a valuation allowance is provided to absorb these estimated probable credit losses. As of September 30, 2017 and 2016, the Company did not identify any specific loans that were impaired.
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
Limited Partnership Investment
Our investments in limited partnerships are included in other invested assets on our Consolidated Balance Sheets. We account for our investments in limited partnerships using the equity method to determine the carrying value. Income from the limited partnership is included in net investment income in the accompanying Consolidated Statements of Operations. Recognition of income is delayed due to the availability of the related financial statements, which are obtained from the partnership’s general partner generally on a one to three-month delay. Management also meets quarterly with the general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income. In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the limited partnership are typically received during the third quarter of each fiscal year. Accordingly, our investment income from the limited partnership investment for any fiscal-year period may not include the complete impact of the change in the underlying net assets for the partnership for that fiscal-year period.
Intangible Assets
The Company’s intangible assets include value of business acquired (“VOBA”), deferred acquisition cost (“DAC”) and deferred sales inducements (“DSI”).

VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition less the amount recorded as insurance contract liabilities. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. DAC consists principally of commissions that are related directly to the successful sale of new or recoverable insurance contracts, which may be deferred to the extent recoverable. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI represents up front bonus credits and vesting bonuses to policyholder account values, which are accounted for similarly to DAC and are recorded within the DAC asset balance.
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
The Company applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also provides information on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in “Income tax expense (benefit)” in the Company’s Consolidated Statements of Operations. The Company had no unrecognized tax benefits related to uncertain tax positions as of September 30, 2017 and 2016.

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
Federal Home Loan Bank of Atlanta Agreements
Contractholder funds include funds related to funding agreements that have been issued by the Company to the Federal Home Loan Bank of Atlanta (“FHLB”) as a funding medium for single premium funding agreements. The Company entered into a short-term funding agreement with FHLB on March 28, 2017 for $136 at a guaranteed interest rate of 1.25%, which will terminate on March 29, 2018. The company had previously entered into a short-term funding agreement with FHLB on June 28, 2016 for $157 at a guaranteed interest rate of 0.73%, This funding agreement was extended through from June 27, 2017 to June 27, 2018 at a new guaranteed interest rate of 1.41%.
The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments or provide for a bullet payment with renewal provisions. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreements totaled $659 and $584 at September 30, 2017 and 2016, respectively, and are included in “Contractholder funds” in the accompanying Consolidated Balance Sheets.
In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $729 and $649 at September 30, 2017 and 2016, respectively.
Commitments and Contingencies
Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable.
Adoption of New Accounting Pronouncements
Share-Based Payments When a Performance Target is Achieved after the Requisite Service Period
In June 2014, FASB issued new guidance on Stock Compensation ( Accounting Standards Update ("ASU") 2014-12, Accounting for Share-Based Payments When the Term of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period), effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The new guidance requires performance targets that affect vesting and that could be achieved after the requisite service period to be treated as performance conditions. Such performance targets will not be included in the grant-date fair value calculation of the award, rather compensation cost will be recorded when it is probable the performance target will be reached and should represent the compensation cost attributable to period(s) for which the requisite service has already been rendered. The Company adopted this guidance effective October 1, 2016, as required. The adoption of ASU 2014-12 did not impact the Company's consolidated financial statements or related disclosures, as the Company has historically treated the performance targets for its share-based payment awards as a performance condition that affects vesting and has not reflected the targets in the grant-date fair value calculation of the awards.
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
These standards may be early adopted. The amendments should be applied using either of two methods: retrospective to each prior reporting period presented with certain practical expedients, or retrospective with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. The Company will not early adopt these standards. The Company has substantially completed its evaluation of these standards and expects that the adoption of these standards will have an insignificant impact on its consolidated financial statements as the Company’s primary sources of revenue, insurance contracts and financial instruments, are excluded from the scope of these standards.
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
(3) Significant Risks and Uncertainties
Federal Regulation
In April 2016, the Department of Labor (“DOL”) issued the “fiduciary” rule which could have a material impact on the Company, its products, distribution, and business model. The rule provides that persons who render investment advice for a fee or other compensation with respect to an employer plan or individual retirement account ("IRA") are fiduciaries of that plan or IRA. The rule expands the definition of fiduciary under ERISA to apply to insurance agents who advise and sell products to IRA owners. As a result, commissioned insurance agents selling the Company’s IRA products must qualify for a prohibited transaction exemption, either the newly introduced Best Interest Contract Exemption (BICE) or amended PTE 84-24. When fully implemented, BICE would apply to fixed indexed annuities and amended PTE 84-24 would apply to fixed rate annuities. The rule and exemptions have been the subject of much controversy and various actions have been taken by DOL to delay and reconsider aspects of the rule and exemptions. The rule took effect June 2016 and was scheduled to become applicable in April 2017 but the “applicability date" was delayed by DOL for 60 days from April 10, 2017 to June 9, 2017. DOL also acted to delay many aspects of the prohibited transaction exemption requirements during a transition period from June 9, 2017 to January 1, 2018 provided the agent (and if applicable, financial institution) comply with “impartial conduct standards.” The impartial conduct standards essentially require the sale to be in the “best interest” of the client, misleading statements not be made, and compensation be reasonable. More recently, DOL has proposed extending the transition period to July 1, 2019 which at the present time is still under consideration. Industry continues its efforts to overturn the rule in court actions and Congress continues to consider related legislation but the success or failure of these efforts cannot be predicted. Assuming the rule is not overturned and the requirements of the exemptions were to be implemented fully, the impact on the financial services industry generally and on the Company and its business in particular is difficult to assess. We believe however it could have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. A significant portion of our annuity sales are to IRAs. Compliance with the prohibited transaction exemptions when fully phased in would likely require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could adversely impact our business, results of operations and/or financial condition. FGL Insurance will continue to monitor developments closely and believes it is prepared to execute implementation plans as necessary to meet the rule and exemption requirements on the requisite applicability dates.
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
The Company periodically, and at least annually, reviews the assumptions associated with reserves for policy benefits, product guarantees, and amortization of intangibles. As part of the assumption review process that occurred in September 2017, changes were made to the surrender rates, guaranteed minimum withdrawal benefit (“GMWB”)

partial withdrawal utilization, and earned rates to bring assumptions in line with current and expected future experience. As part of the assumption review process in September 2016, changes were made to the surrender rates and earned rates, and as part of the September 2015 review, changes were made to the earned rates and the guaranteed option costs. The change in assumptions as of September 30, 2017 resulted in a net increase in future expected margins and a corresponding decrease in “unlocking” and amortization expense. This ultimately resulted in an increase to intangible assets of $40.  These assumptions are also used in the reserve calculation and resulted in an increase in reserves of $33 in the year ended September 30, 2017. The change in assumptions as of September 30, 2016 resulted in a net increase in future expected margins and a corresponding decrease in “unlocking” and amortization expense and increase to intangible assets of $20. These assumptions are also used in the reserve calculation and resulted in an increase in reserves of $22 in the year ended September 30, 2016. The change in assumptions as of September 30, 2015 resulted in a net increase in future expected margins and a corresponding decrease in “unlocking” and amortization expense and increase to intangible assets of $55. These assumptions are also used in the reserve calculation and resulted in an increase in reserves of $18 in the year ended September 30, 2015.
Concentrations of Financial Instruments
As of September 30, 2017 and 2016, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the banking industry with a fair value of $2,827 or 12% and $2,448 or 12%, respectively, of the invested assets portfolio and an amortized cost of $2,695 and $2,352, respectively. As of September 30, 2017, the Company’s holdings in this industry include investments in 115 different issuers with the top ten investments accounting for 30% of the total holdings in this industry. As of both September 30, 2017 and September 30, 2016, the Company had no investments in issuers that exceeded 10% of shareholders' equity. The Company's largest concentration in any single issuer as of both September 30, 2017 and September 30, 2016 was Wells Fargo & Company, with a total fair value of $155 or 1% and $171 or 1% of the invested assets portfolio, respectively.
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
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance with Wilton Reassurance Company (“Wilton Re”), a third-party reinsurer, and Front Street Re (Cayman) Ltd. ("FSRCI"), an affiliate, that could have a material impact on the Company’s financial position in the event that Wilton Re or FSRCI fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of September 30, 2017. As of September 30, 2017, the net amount recoverable from Wilton Re was $1,535 and the net amount recoverable from FSRCI was $1,016. The coinsurance agreement with FSRCI is on a funds withheld basis. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar geographic regions, activities, and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers.

(4) Investments
The Company’s fixed maturity and equity securities investments have been designated as available-for-sale and are carried at fair value with unrealized gains and losses included in AOCI net of associated adjustments for DAC, VOBA, and deferred income taxes. The Company’s consolidated investments at September 30, 2017 and 2016 are summarized as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for sale securities
Asset-backed securities	$2,852	$38	$(5)	$2,885	$2,885
Commercial mortgage-backed securities	974	14	(10)	978	978
Corporates	12,027	794	(91)	12,730	12,730
Equities	733	42	(2)	773	773
Hybrids	1,388	93	(16)	1,465	1,465
Municipals	1,573	163	(10)	1,726	1,726
Residential mortgage-backed securities	1,144	124	(5)	1,263	1,263
U.S. Government	105	2	—	107	107
Total available-for-sale securities	20,796	1,270	(139)	21,927	21,927
Derivative investments	225	190	(2)	413	413
Commercial mortgage loans	547	—	—	552	547
Other invested assets	185	—	—	182	185
Total investments	$21,753	$1,460	$(141)	$23,074	$23,072

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$2,528	$16	$(45)	$2,499	$2,499
Commercial mortgage-backed securities	850	23	(9)	864	864
Corporates	10,712	760	(132)	11,340	11,340
Equities	640	47	(4)	683	683
Hybrids	1,356	77	(47)	1,386	1,386
Municipals	1,515	206	(4)	1,717	1,717
Residential mortgage-backed securities	1,327	63	(28)	1,362	1,362
U.S. Government	233	10	—	243	243
Total available-for-sale securities	19,161	1,202	(269)	20,094	20,094
Derivative investments	221	78	(23)	276	276
Commercial mortgage loans	595	—	—	614	595
Other invested assets	60	—	—	58	60
Total investments	$20,037	$1,280	$(292)	$21,042	$21,025
Included in AOCI were cumulative gross unrealized gains of $1 and gross unrealized losses of $3 related to the non-credit portion of OTTI on non-agency residential mortgage-backed securities ("RMBS") at September 30, 2017 and gross unrealized gains of $1 and gross unrealized losses of $3 related to the non-credit portion of OTTI on RMBS at September 30, 2016, respectively.
Securities held on deposit with various state regulatory authorities had a fair value of $19,765 and $18,075 at September 30, 2017 and 2016, respectively. Under Iowa regulations, insurance companies are required to hold securities on deposit in an amount no less than the Company's legal reserve as prescribed by Iowa regulations.
At September 30, 2017 and 2016, the Company held investments that were non-income producing for a period greater than twelve months with fair values of $0 and $2, respectively.

In accordance with the Company's FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities. The collateral investments had a fair value of $729 and $649 at September 30, 2017 and 2016, respectively.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	September 30, 2017
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$342	$342
Due after one year through five years	1,765	1,825
Due after five years through ten years	3,225	3,377
Due after ten years	8,987	9,689
Subtotal	14,319	15,233
Other securities which provide for periodic payments:
Asset-backed securities	2,852	2,885
Commercial mortgage-backed securities	974	978
Structured hybrids	774	795
Residential mortgage-backed securities	1,144	1,263
Subtotal	5,744	5,921
Total fixed maturity available-for-sale securities	$20,063	$21,154
The Company's available-for-sale securities with unrealized losses are reviewed for potential OTTI. For factors considered in evaluating whether a decline in value is other-than-temporary, please refer to “Note 2. Significant Accounting Policies and Practices" to the Company’s Consolidated Financial Statements.
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
Based on the results of our process for evaluating available-for-sale securities in unrealized loss positions for OTTI discussed above, the Company determined that the unrealized losses as of September 30, 2017 decreased due to price improvement in floating rate asset classes due to increased LIBOR rates. This was aided by strong overall economic fundamentals that drove demand for riskier assets. Based on an assessment of all securities in the portfolio in unrealized loss positions, the Company determined that the unrealized losses on the securities presented in the table below were not other-than-temporarily impaired as of September 30, 2017.

The fair value and gross unrealized losses of available-for-sale securities, aggregated by investment category and duration of fair value below amortized cost, were as follows:

	September 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$487	$(2)	$305	$(3)	$792	$(5)
Commercial mortgage-backed securities	222	(4)	163	(6)	385	(10)
Corporates	978	(16)	752	(75)	1,730	(91)
Equities	28	—	17	(2)	45	(2)
Hybrids	36	—	290	(16)	326	(16)
Municipals	154	(3)	48	(7)	202	(10)
Residential mortgage-backed securities	6	—	120	(5)	126	(5)
U.S. Government	26	—	—	—	26	—
Total available-for-sale securities	$1,937	$(25)	$1,695	$(114)	$3,632	$(139)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						316
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						295
Total number of available-for-sale securities in an unrealized loss position						611

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$352	$(4)	$1,368	$(41)	$1,720	$(45)
Commercial mortgage-backed securities	44	(1)	182	(8)	226	(9)
Corporates	413	(9)	1,031	(123)	1,444	(132)
Equities	51	(1)	75	(3)	126	(4)
Hybrids	41	(2)	412	(45)	453	(47)
Municipals	69	(2)	38	(2)	107	(4)
Residential mortgage-backed securities	70	(1)	544	(27)	614	(28)
Total available-for-sale securities	$1,040	$(20)	$3,650	$(249)	$4,690	$(269)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						193
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						543
Total number of available-for-sale securities in an unrealized loss position						736
At September 30, 2017 and 2016, securities in an unrealized loss position were primarily concentrated in investment grade, corporate debt and hybrid instruments.

At September 30, 2017 and 2016, securities with a fair value of $59 and $183, respectively, had an unrealized loss greater than 20% of amortized cost (excluding U.S. Government and U.S. Government sponsored agency securities), which represented 0% and less than 1% of the carrying value of all investments, respectively.
The following table provides a reconciliation of the beginning and ending balances of the credit loss portion of OTTI on fixed maturity available-for-sale securities held by the Company for the years ended September 30, 2017 and 2016, for which a portion of the OTTI was recognized in AOCI:

	Year ended September 30,
	2017	2016
Beginning balance	$3	$3
Increases attributable to credit losses on securities:
OTTI was previously recognized	—	—
OTTI was not previously recognized	—	—
Ending balance	$3	$3
For the year ended September 30, 2017, the Company recognized $22 of credit impairment losses in operations and $0 of change-of-intent losses in operations, related to fixed maturity securities and other invested assets with an amortized cost of $0 and a fair value of $0 at September 30, 2017. The Company recognized $0 non-credit losses in other comprehensive income for investments which experienced OTTI.
For the year ended September 30, 2016, the Company recognized $40 of credit impairment losses in operations and $4 of change-of-intent losses in operations, related to fixed maturity securities and other invested assets with an amortized cost of $42 and a fair value of $39 at September 30, 2016. The Company recognized $1 non-credit losses in other comprehensive income for investments which experienced OTTI.
For the year ended September 30, 2015, the Company recognized $74 of credit impairment losses in operations and $8 of change-of-intent losses in operations, related to fixed maturity securities and other invested assets with an amortized cost of $260 and a fair value of $259 at September 30, 2015. The Company recognized $0 non-credit losses in other comprehensive income for investments which experienced OTTI.
Details underlying write-downs taken as a result of OTTI that were recognized in "Net income" and included in net realized gains on securities were as follows:

	Year ended September 30,
	2017	2016	2015
OTTI Recognized in Net income:
Asset-backed securities	$2	$12	$36
Corporates	20	6	2
Related party loans	—	4	—
Residential mortgage-backed securities	—	—	8
Other invested assets	—	22	36
Total	$22	$44	$82
The portion of OTTI recognized in AOCI is disclosed in the Consolidated Statements of Comprehensive Income (Loss).
In the second fiscal quarter ended March 31, 2017, the Company recognized credit-related impairment losses of $20 on available-for-sale debt securities related to investments in First National Bank Holding Co.  On April 28, 2017, the Federal Deposit Insurance Company (“FDIC”) shutdown First NBC Bank and named the FDIC as receiver.  The bank was the holding company’s principal asset and as a result of the closure of the bank the holding company has limited remaining tangible assets.  The Company expects no further recovery of its investment in First National Bank Holding Co. and has reflected the impairment in its financial statements for the year ended September 30, 2017.

Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 2% and 3% of the Company’s total investments as of September 30, 2017 and September 30, 2016, respectively. The Company primarily makes mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. The Company diversifies its CML portfolio by geographic region and property type to attempt to reduce concentration risk. The Company continuously evaluates CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	September 30, 2017		September 30, 2016
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Funeral Home	$1	—%	$1	—%
Hotel	23	4%	23	4%
Industrial - General	45	8%	58	10%
Industrial - Warehouse	38	7%	64	11%
Multifamily	68	13%	70	11%
Office	157	29%	160	27%
Retail	216	39%	220	37%
Total commercial mortgage loans, gross of valuation allowance	$548	100%	$596	100%
Allowance for loan loss	(1)		(1)
Total commercial mortgage loans	$547		$595

U.S. Region:
East North Central	$108	20%	$137	23%
East South Central	20	4%	21	4%
Middle Atlantic	85	16%	97	16%
Mountain	67	12%	67	12%
New England	13	2%	14	2%
Pacific	134	24%	136	23%
South Atlantic	66	12%	67	11%
West North Central	14	2%	14	2%
West South Central	41	8%	43	7%
Total commercial mortgage loans, gross of valuation allowance	$548	100%	$596	100%
Allowance for loan loss	(1)		(1)
Total commercial mortgage loans	$547		$595
Within the Company's CML portfolio, 100% of all CMLs had a loan-to-value ("LTV") ratio of less than 75% at September 30, 2017 and September 30, 2016. As of September 30, 2017, all CMLs are current and have not experienced credit or other events which would require the recording of an impairment loss.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at September 30, 2017 and September 30, 2016:

	Debt-Service Coverage Ratios				Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00	N/A(a)
September 30, 2017
LTV Ratios:
Less than 50%	$222	$—	$—	$1	$223	41%	$226	41%
50% to 60%	232	—	—	—	232	42%	233	42%
60% to 75%	86	7	—	—	93	17%	93	17%
Commercial mortgage loans	$540	$7	$—	$1	$548	100%	$552	100%
September 30, 2016
LTV Ratios:
Less than 50%	$158	$18	$—	$1	$177	29%	$181	29%
50% to 60%	189	—	—	—	189	32%	194	32%
60% to 75%	230	—	—	—	230	39%	239	39%
Commercial mortgage loans	$577	$18	$—	$1	$596	100%	$614	100%
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

	September 30, 2017	September 30, 2016
Gross balance commercial mortgage loans	$548	$596
Allowance for loan loss	(1)	(1)
Net balance commercial mortgage loans	$547	$595
The Company recognizes a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At September 30, 2017 and 2016, we had no CMLs that were delinquent in principal or interest payments. The following provides the current and past due composition of our CMLs:

	September 30, 2017	September 30, 2016
Current to 30 days	$548	$596
Past due	—	—
Total carrying value	$548	$596
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. As of September 30, 2017 and 2016, our CML portfolio had no impairments, modifications or troubled debt restructuring.
Net Investment Income
The major sources of “Net investment income” on the accompanying Consolidated Statements of Operations were as follows:

	Year ended September 30,
	2017	2016	2015
Fixed maturity securities, available-for-sale	$953	$869	$799
Equity securities, available-for-sale	41	32	33
Commercial mortgage loans	23	24	11
Related party loans	—	4	6
Invested cash and short-term investments	3	3	2
Other investments	7	9	20
Gross investment income	1,027	941	871
Investment expense	(22)	(18)	(20)
Net investment income	$1,005	$923	$851

During the fiscal quarter ended June 30, 2015, the Company received notice that we are entitled to receive a settlement as a result of our ownership of certain RMBS that were issued by Countrywide Financial Corporation ("Countrywide"), an entity which was later acquired by Bank of America Corporation. An $18 cash settlement was received in the fiscal quarter ended June 30, 2016 for a majority of the Countrywide securities, and another $2 was expected to be paid in the third fiscal quarter of 2017; however, the two bonds involved are a part of ongoing litigation, and the settlement proceeds have been escrowed pending resolution of this process. In compliance with the Company's accounting policy described in "Note 2. Significant Accounting Policies and Practices", the Company updated its cash flow projections for its best estimate of the recovery as of May 31, 2016 and determined the new effective yield with the resulting immaterial impact recognized in "Net investment income". The trustee and settlement administrator indicate timing of a resolution is unknown.

Net Investment Gains (Losses)
Details underlying “Net investment gains (losses)” reported on the accompanying Consolidated Statements of Operations were as follows:

	Year ended September 30,
	2017	2016	2015
Net realized (losses) gains on fixed maturity available-for-sale securities	$(20)	$11	$11
Realized gains (losses) on equity securities	3	1	—
Change in fair value of other derivatives and embedded derivatives	3	—	7
Realized losses on other invested assets	(2)	(26)	(40)
Net realized (losses) gains on available-for-sale securities	(16)	(14)	(22)
Realized gains (losses) on certain derivative instruments	219	(84)	108
Unrealized gains (losses) on certain derivative instruments	129	166	(215)
Change in fair value of reinsurance related embedded derivative	(16)	(49)	92
Realized gains (losses) on hedging derivatives and reinsurance-related embedded derivatives	332	33	(15)
Net investment gains (losses)	$316	$19	$(37)
For the year ended September 30, 2017, proceeds from the sale of fixed maturity available-for-sale securities totaled $703, gross gains on such sales totaled $25 and gross losses totaled $20, respectively.
For the year ended September 30, 2016, proceeds from the sale of fixed maturity available-for-sale securities, totaled $1,318, gross gains on such sales totaled $40 and gross losses totaled $23, respectively.
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
FGL Insurance participates in loans to third parties originated by Salus. Salus is an affiliated, limited liability company indirectly owned by HRG that originates senior secured asset-based loans to unaffiliated third-party borrowers. FGL Insurance also participates in CLOs managed by Salus and owns preferred equity in Salus within the funds withheld portfolio of the FSRCI treaty. The Company’s maximum exposure to loss as a result of its investments in or with Salus is limited to the carrying value of its investments in Salus which totaled $2 and $22 as of September 30, 2017 and 2016, respectively. FGL’s investments in or with Salus are detailed in “Note 14. Related Party Transactions” to the Company’s Consolidated Financial Statements.
FGL also executed a commitment of $75 to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, FGL does not have voting power.  The initial capital call occurred June 30, 2015, with the remaining commitment expected to fund through 2017. FGL has funded $42 as of September 30, 2017.
In the normal course of its activities, the Company invests in various limited partnerships as a passive investor. These investments are in corporate credit and real estate debt strategies that have a current income bias. Limited partnership interests are accounted for under the equity method and are included in “Other invested assets” on the Company’s consolidated balance sheet. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of September 30, 2017, the Company's maximum exposure to loss was $152 in recorded carrying value and $116 in unfunded commitments.

(5) Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, is as follows:

	September 30, 2017	September 30, 2016
Assets:
Derivative investments:
Call options	$413	$276
Futures contracts	—	—
Other invested assets:
Other derivatives and embedded derivatives	15	13
Other assets:
Reinsurance related embedded derivative	103	119
	$531	$408

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,627	$2,383
Funds withheld for reinsurance liabilities
Call options payable to FSRCI	15	11
	$2,642	$2,394

The change in fair value of derivative instruments included in the accompanying Consolidated Statements of Operations is as follows:

	Year ended September 30,
	2017	2016	2015
Revenues:
Net investment (losses) gains:
Call options	$338	$74	$(100)
Futures contracts	10	8	(7)
Other derivatives and embedded derivatives	3	—	7
Reinsurance related embedded derivative	(16)	(49)	92
	$335	$33	$(8)
Benefits and other changes in policy reserves:
FIA embedded derivatives	$244	$234	$241
Additional Disclosures
Other Derivatives and Embedded Derivatives
On June 16, 2014, FGL Insurance invested in a $35 fund-linked note issued by Nomura International Funding Pte. Ltd. The note provides for an additional payment at maturity based on the value of an embedded derivative in AnchorPath Dedicated Return Fund (the "AnchorPath Fund") of $11 which was based on the actual return of the fund. At September 30, 2017, the fair value of the fund-linked note and embedded derivative were $26 and $15, respectively. At maturity of the fund-linked note, FGL Insurance will receive the $35 face value of the note plus the value of the embedded derivative in the AnchorPath Fund. The additional payment at maturity is an embedded derivative reported in "Other invested assets", while the host is an available-for-sale security reported in "Fixed maturities, available-for-sale".

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
FIA Contracts
The Company has FIA Contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Consolidated Balance Sheets with changes in fair value included as a component of “Benefits and other changes in policy reserves” in the Consolidated Statements of Operations.
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

Information regarding the Company’s exposure to credit loss on the call options it holds is presented in the following table:

		September 30, 2017				September 30, 2016
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	A/*/A+	$3,164	$144	$105	$39	$2,302	$55	$10	$45
Deutsche Bank	A-/A3/A-	972	32	32	—	1,620	46	12	34
Morgan Stanley	*/A1/A+	1,556	82	87	(5)	2,952	87	58	29
Barclay's Bank	A*+/A1/A-	2,163	73	74	(1)	1,389	39	—	39
Canadian Imperial Bank of Commerce	AA-/Aa3/A+	2,459	82	83	(1)	1,623	49	48	1
Total		$10,314	$413	$381	$32	$9,886	$276	$128	$148
(a) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying derivative contracts. The Company’s current rating allows multiple counterparties the right to terminate ISDA agreements. No ISDA agreements have been terminated, although the counterparties have reserved the right to terminate the ISDA agreements at any time. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. These thresholds vary by counterparty and credit rating. As of September 30, 2017 and 2016, counterparties posted $381 and $128 of collateral, respectively, of which $276 and $118 is included in "Cash and cash equivalents" with an associated payable for this collateral included in "Other liabilities" on the Consolidated Balance Sheets. The remaining $105 and $10 of non-cash collateral was held by a third-party custodian and may not be sold or re-pledged, except in the event of default, and, therefore, is not included in the Company's Consolidated Balance Sheets at September 30, 2017 and 2016, respectively. This collateral generally consists of U.S. treasury bonds and mortgage-backed securities. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $32 and $148 at September 30, 2017 and 2016, respectively.
In June 2017, the Company  began a program to reduce the negative interest cost associated with cash collateral posted from counterparties under various IDSA agreements by reinvesting derivative cash collateral.  The Company is required to pay counterparties the effective federal funds  rate each day for cash collateral posted to FGL for daily mark to market margin changes.  The new program permits collateral cash received to be invested in short term Treasury securities and A1/P1 commercial paper which are included in "Cash and cash equivalents" in the accompanying Consolidated Balance Sheets.
The Company held 1,534 and 559 futures contracts at September 30, 2017 and 2016, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in "Cash and cash equivalents" in the accompanying Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $7 and $3 at September 30, 2017 and 2016, respectively.

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

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, with the exception of investment contracts, related party loans, portions of other invested assets and debt which are disclosed later within this footnote, was summarized according to the hierarchy previously described, as follows:

	September 30, 2017
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$885	$—	$—	$885	$885
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,711	174	2,885	2,885
Commercial mortgage-backed securities	—	883	95	978	978
Corporates	—	11,616	1,114	12,730	12,730
Hybrids	—	1,455	10	1,465	1,465
Municipals	—	1,688	38	1,726	1,726
Residential mortgage-backed securities	—	1,263	—	1,263	1,263
U.S. Government	75	32	—	107	107
Equity securities, available-for-sale	10	718	2	730	730
Derivative financial instruments	—	413	—	413	413
Reinsurance related embedded derivative, included in other assets	—	103	—	103	103
Other invested assets	—	—	16	16	16
Total financial assets at fair value	$970	$20,882	$1,449	$23,301	$23,301
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,627	$2,627	$2,627
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	15	—	15	15
Total financial liabilities at fair value	$—	$15	$2,627	$2,642	$2,642

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$864	$—	$—	$864	$864
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	2,327	172	2,499	2,499
Commercial mortgage-backed securities	—	785	79	864	864
Corporates	—	10,219	1,121	11,340	11,340
Hybrids	—	1,386	—	1,386	1,386
Municipals	—	1,676	41	1,717	1,717
Residential mortgage-backed securities	—	1,362	—	1,362	1,362
U.S. Government	61	182	—	243	243
Equity securities available-for-sale	22	617	3	642	642
Derivative financial instruments	—	276	—	276	276
Reinsurance related embedded derivative, included in other assets	—	119	—	119	119
Other invested assets	—	—	34	34	34
Total financial assets at fair value	$947	$18,949	$1,450	$21,346	$21,346
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$—	$—	$2,383	$2,383	$2,383
Call options payable for FSRCI, included in funds withheld for reinsurance liabilities	—	11	—	11	11
Total financial liabilities at fair value	$—	$11	$2,383	$2,394	$2,394
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

The Company did not adjust prices received from third parties as of September 30, 2017 and 2016. However, the Company does analyze the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy.
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
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs. The market observable inputs are the market value of option and interest swap rates. The significant unobservable inputs are the mortality multiplier, surrender rates, and non-performance spread. The mortality multiplier at September 30, 2017 and 2016 was applied to the Annuity 2000 mortality tables. Significant increases (decreases) in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Significant increases (decreases) in interest swap rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower (higher) fair value measurement. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
Other Invested Assets
Fair value of our loan participation interest securities approximated the unpaid principal balance of the participation interest as of September 30, 2017. In making this assessment, the Company considered the sufficiency of the underlying loan collateral, movements in the benchmark interest rate between origination date and September 30, 2017, the primary market participant for these securities, and the short-term maturity of these loans (less than 1 year).
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

Commercial Mortgage Loans
The fair value of commercial mortgage loans is established using a discounted cash flow method based on credit rating, maturity and future income. This yield-based approach is sourced from our third-party vendor. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan-to-value, quality of tenancy, borrower, and payment record. The carrying value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral-dependent. The inputs used to measure the fair value of our commercial mortgage loans are classified as Level 3 within the fair value hierarchy.

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
Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies ("IULs") and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. At September 30, 2017 and 2016, this resulted in lower fair value reserves relative to the carrying value. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Debt
The fair value of debt is based on quoted market prices. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy. Our revolving credit facility debt is classified as Level 3 within the fair value hierarchy, and the estimated fair value reflects the carrying value as the revolver has no maturity date.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2017 and 2016 are as follows:

	Fair Value at			Range (Weighted average)
	September 30, 2017	Valuation Technique	Unobservable Input(s)	September 30, 2017
Assets
Asset-backed securities	$173	Broker-quoted	Offered quotes	92.00% - 102.50% (100.73%)
Asset-backed securities	1	Matrix Pricing	Quoted prices	99.88% - 99.88% (99.88%)
Commercial mortgage-backed securities	92	Broker-quoted	Offered quotes	99.50% - 123.84% (113.71%)
Commercial mortgage-backed securities	3	Matrix Pricing	Quoted prices	99.63% - 99.63% (99.63%)
Corporates	827	Broker-quoted	Offered quotes	61.00% - 112.51% (100.22%)
Corporates	287	Matrix Pricing	Quoted prices	94.17% - 116.19% (104.12%)
Hybrids	10	Broker-quoted	Offered quotes	100.42% - 100.42% (100.42%)
Municipals	38	Broker-quoted	Offered quotes	112.17% - 112.17% (112.17%)
Equity securities available-for-sale (Salus preferred equity)	2	Income-approach	Yield	5.00%
Other invested assets:
Available-for-sale embedded derivative	16	Black scholes model	Market value of AnchorPath fund	100.00%
Total	$1,449
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,627	Discounted Cash Flow	Market value of option	0.00% - 27.81% (3.64%)
			SWAP rates	2.00% - 2.29% (2.14%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (10.29%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Future option budget	1.13% - 5.57% (2.90%)
Total liabilities at fair value	$2,627

	Fair Value at			Range (Weighted average)
	September 30, 2016	Valuation Technique	Unobservable Input(s)	September 30, 2016
Assets
Asset-backed securities	$144	Broker-quoted	Offered quotes	97.54% - 101.55% (99.66%)
Asset-backed securities	9	Matrix Pricing	Quoted prices	98.75%
Asset-backed securities (Salus CLO equity tranche)	19	Third-Party Valuation	Offered quotes	28.37%
			Discount rate	15.00%
			RSH Recovery	5.50%
			Other loan recoveries	0.00% - 100.00%
Commercial mortgage-backed securities	75	Broker-quoted	Offered quotes	104.31% - 122.19% (114.10%)
Commercial mortgage-backed securities	4	Matrix Pricing	Quoted prices	98.41% - 98.41% (98.41%)
Corporates	920	Broker-quoted	Offered quotes	50.00% - 118.33% (103.37%)
Corporates	201	Matrix Pricing	Quoted prices	99.00% - 150.23% (107.65%)
Municipals	41	Broker-quoted	Offered quotes	119.04% - 119.04% (119.04%)
Equity securities available-for-sale (Salus preferred equity)	3	Market-approach	Yield	11.00%
			RSH Recovery	5.50%
			Discount rate	15.00%
			Salus CLO Equity	28.37%
Other invested assets:
Available-for-sale embedded derivative	13	Black-Scholes Model	Market value of AnchorPath fund	100.00%
Loan participations - Other	2	Market Pricing	Offered quotes	100.00%
Loan participations - JSN Jewellery Inc.	17	Liquidation value – 52.5% Recovery Estimate	Recovery estimate (wind-down costs)	49.93% - 56.67% (52.50%)
Loan participation - Radioshack ("RSH") Corporation	2	Liquidation value – 5% Recovery Estimate	Recovery estimate (wind-down costs)	1.36% - 14.28%
Total	$1,450
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	$2,383	Discounted Cash Flow	Market value of option	0.00% - 26.64% (2.55%)
			SWAP rates (discount rates)	1.18% - 1.46% (1.31%)
			Mortality multiplier	80.00% - 80.00% (80.00%)
			Surrender rates	0.50% - 75.00% (9.59%)
			Non-performance spread	0.25% - 0.25% (0.25%)
			Future option budget	1.15% - 5.57% (2.91%)
Total liabilities at fair value	$2,383
Changes in unrealized losses (gains), net in the Company’s FIA embedded derivatives are included in "Benefits and other changes in policy reserves" in the Consolidated Statements of Operations.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended September 30, 2017, 2016 and 2015, respectively. This summary excludes any impact of amortization of VOBA and DAC. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year ended September 30, 2017
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$172	$(2)	$3	$152	$—	$(40)	$(111)	$174
Commercial mortgage-backed securities	79	—	1	18	—	(1)	(2)	95
Corporates	1,121	(1)	(29)	189	(20)	(109)	(37)	1,114
Hybrids	—	—	—	10	—	—	—	10
Municipals	41	—	(2)	—	—	(1)	—	38
Equity securities available-for-sale	3	(2)	1	—	—	—	—	2
Other invested assets:
Available-for-sale embedded derivative	13	3	—	—	—	—	—	16
Loan participations	21	(2)	1	—	—	(20)	—	—
Total assets at Level 3 fair value	$1,450	$(4)	$(25)	$369	$(20)	$(171)	$(150)	$1,449
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,383	$244	$—	$—	$—	$—	$—	$2,627
Total liabilities at Level 3 fair value	$2,383	$244	$—	$—	$—	$—	$—	$2,627
(a) The net transfers out of Level 3 during the year ended September 30, 2017 were exclusively to Level 2.

	Year ended September 30, 2016
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$38	$(12)	$3	$141	$—	$(3)	$5	$172
Commercial mortgage-backed securities	144	—	4	—	—	(3)	(66)	79
Corporates	964	—	32	154	(3)	(26)	—	1,121
Municipals	39	—	2	—	—	—	—	41
Equity securities available-for-sale	9	—	—	—	(6)	—	—	3
Other invested assets:
Available-for-sale embedded derivative	10	3	—	—	—	—	—	13
Loan participations	119	(21)	9	54	—	(140)	—	21
Total assets at Level 3 fair value	$1,323	$(30)	$50	$349	$(9)	$(172)	$(61)	$1,450
Liabilities
FIA embedded derivatives, included in contractholder funds	$2,149	$234	$—	$—	$—	$—	$—	$2,383
Total liabilities at Level 3 fair value	$2,149	$234	$—	$—	$—	$—	$—	$2,383

(a)	The net transfers out of Level 3 during the year ended September 30, 2016 were exclusively to Level 2.

	Year ended September 30, 2015
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$74	$(37)	$3	$73	$(15)	$(31)	$(29)	$38
Commercial mortgage-backed securities	83	—	(2)	63	—	—	—	144
Corporates	834	4	10	202	(1)	(61)	(24)	964
Municipals	37	—	2	—	—	—	—	39
Equity securities available-for-sale	40	(30)	(1)	—	—	—	—	9
Other invested assets:
Available-for-sale embedded derivative	11	(1)	—	—	—	—	—	10
Loan participations	213	(39)	(5)	88	—	(138)	—	119
Total assets at Level 3 fair value	$1,292	$(103)	$7	$426	$(16)	$(230)	$(53)	$1,323
Liabilities
FIA embedded derivatives, included in contractholder funds	$1,908	$241	$—	$—	$—	$—	$—	$2,149
Total liabilities at Level 3 fair value	$1,908	$241	$—	$—	$—	$—	$—	$2,149

(a)	The net transfers out of Level 3 during the year ended September 30, 2015 were exclusively to Level 2.
The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the Consolidated Balance Sheet at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	September 30, 2017
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$552	$552	$547
Policy loans, included in other invested assets	—	—	14	14	17
Related party loans	—	—	71	71	71
Total	$—	$—	$637	$637	$635

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$16,076	$16,076	$18,165
Debt	—	309	105	414	405
Total	$—	$309	$16,181	$16,490	$18,570

	September 30, 2016
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	$—	$—	$614	$614	$595
Policy loans, included in other invested assets	—	—	13	13	14
Related party loans	—	—	71	71	71
Total	$—	$—	$698	$698	$680

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$14,884	$14,884	$16,868
Debt	—	300	100	400	400
Total	$—	$300	$14,984	$15,284	$17,268
The following table includes assets that have not been classified in the fair value hierarchy as the fair value of these investments is measured using the net asset value per share practical expedient. For further discussion about this adoption see “Note 2. Significant Accounting Policies” to the Company's Consolidated Financial Statements.

	Carrying Value After Measurement
	September 30, 2017	September 30, 2016
Equity securities available-for-sale	$43	$41
Limited partnership investment, included in other invested assets	152	12
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. There were no transfers between Level 1 and Level 2 for the year ended September 30, 2017. There were no transfers between Level 1 into Level 2 for the year ended September 30, 2016. There were no transfers between Level 1 into Level 2 for the year ended September 30, 2015 reflecting the level of market activity in these instruments.

The transfers into and out of Level 3 were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value. Accordingly, the Company’s assessment resulted in gross transfers into Level 3 with valuation of $128 related to asset-backed, commercial mortgage-backed and corporate securities and gross transfers out of level 3 with valuation of $278 related to asset-backed, commercial mortgage-backed, and corporate securities during the year ended September 30, 2017. The Company’s assessment resulted in gross transfers into level 3 with valuation of $97 related to asset-backed, corporate and hybrid securities and gross transfers out of level 3 with valuation of $159 related to asset-backed, commercial mortgage-backed, corporate, hybrid and residential mortgage-backed securities during the year ended September 30, 2016. The Company’s assessment resulted in gross transfers out of Level 3 of $53 related to asset-backed and corporate securities during the year ended September 30, 2015.

(7) Intangible Assets
Information regarding VOBA and DAC which includes deferred sales inducement, is as follows:

	VOBA	DAC	Total
Balance at September 30, 2016	$19	$1,007	$1,026
Deferrals	—	336	336
Adjustments
Unlocking	32	(2)	30
Interest	11	46	57
Amortization	(65)	(215)	(280)
Adjustment for unrealized investment gains	3	(43)	(40)
Balance at September 30, 2017	$—	$1,129	$1,129

Accumulated amortization	$418

	VOBA	DAC	Total
Balance at September 30, 2015	$187	$801	$988
Deferrals	—	350	350
Adjustments
Unlocking	25	2	27
Interest	11	34	45
Amortization	(41)	(85)	(126)
Adjustment for unrealized investment gains	(163)	(95)	(258)
Balance at September 30, 2016	$19	$1,007	$1,026

Accumulated amortization	$396

	VOBA	DAC	Total
Balance at September 30, 2014	$59	$456	$515
Deferrals	—	317	317
Adjustments
Unlocking	19	4	23
Interest	12	22	34
Amortization	(68)	(53)	(121)
Adjustment for unrealized investment losses	165	55	220
Balance at September 30, 2015	$187	$801	$988

Accumulated amortization	$391
Amortization of VOBA and DAC is based on the historical, current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 4% to 5%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA and DAC that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Consolidated Statement of Operations. As of September 30, 2017 and 2016, the VOBA balance included cumulative adjustments for net unrealized investment gains of $159 and $162, respectively, and the DAC balances included cumulative adjustments for net unrealized investment gains of $139 and $96, respectively.
The above DAC balances include $106 and $86 of deferred sales inducements, net of shadow adjustments, as of September 30, 2017 and 2016, respectively.

The weighted average amortization period for VOBA is approximately 5.3 years. Estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	VOBA
2018	$21
2019	21
2020	19
2021	16
2022	14
Thereafter	68

(8) Debt
In March 2013, FGL's wholly-owned subsidiary, FGLH, issued $300 aggregate principal amount of its 6.375% senior notes (“Notes Offering”) due April 1, 2021, at par value, which FGLH became eligible to redeem after April 1, 2016. Interest payments are due semi-annually, April 1 and October 1, commencing October 1, 2013.
In connection with the Notes Offering, FGL capitalized $10 of debt issue costs. These fees were fully amortized as of September 30, 2016. These fees were amortized using the straight-line method, which approximated the effective yield method over the term of the debt.
On August 26, 2014, FGLH, a wholly-owned subsidiary of FGL, as borrower, and the Company as guarantor, entered into a three-year $150 unsecured revolving credit facility (the “Credit Agreement”) with certain lenders and RBC Capital Markets and Credit Suisse Securities (USA) LLC ("Credit Suisse"), acting as joint lead arrangers. The loan proceeds from the Credit Agreement may be used for working capital and general corporate purposes. During July 2017, the terms of the Credit Agreement were extended through August 26, 2018.
In connection with entering in to the Credit Agreement, FGL capitalized $4 of debt issue costs, which are classified as “Other assets” in the accompanying Consolidated Balance Sheets and are fully amortized as of September 30, 2017.
On September 30, 2016, the Company drew $100 on the revolver, and in March 2017, the Company drew an additional $5. The total drawn as of September 30, 2017 was $105. Various financing options are available within the credit facility, including overnight and term based borrowing.  In each case, a margin is ascribed based on the Debt to Capitalization ratio of the Company. The $105 and $100 drawn balances on the revolver carried interest rates equal to 4.24% and 5.50%, as of September 30, 2017 and September 30, 2016, respectively. As of September 30, 2017 and September 30, 2016, the amount available to be drawn on the revolver was $45 and $50, respectively.

The Company's outstanding debt as of September 30, 2017 and 2016 is as follows:

	September 30, 2017	September 30, 2016
Debt	$300	$300
Revolving credit facility	105	100

The interest expense and amortization of debt issuance costs of the Company's debt for the years ended September 30, 2017, 2016 and 2015, respectively, were as follows:

	Year ended September 30,
	2017		2016		2015
	Interest Expense	Amortization	Interest Expense	Amortization	Interest Expense	Amortization
Debt	$19	$—	$19	$2	$19	$4
Revolving credit facility	4	1	—	1	—	1

(9) Equity
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

	Shares (in thousands)	Total Cost
Shares purchased pursuant to the repurchase program	500	$11
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan	12	—
Total shares of common stock at completion of repurchase program as of June 30, 2015	512	$11
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended December 31, 2015	22	1
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended March 31, 2016	3	—
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended December 31, 2016	28	1
Shares acquired to satisfy employee income tax withholding pursuant to the Company's stock compensation plan during the three months ended March 31, 2017	4	—
Total shares of common stock repurchased as of September 30, 2017	569	$13
Subsequent to the Company's repurchase of shares, HRG indirectly held 47,000 thousand shares of FGL's outstanding common stock, representing an 80% interest at September 30, 2017.

Dividends
The Company declared the following cash dividends during the years ended September 30, 2017, 2016, and 2015:

Date Declared	Date Paid	Date Shareholders of record	Shareholders of record (in thousands)	Cash Dividend declared (per share)	Total cash paid
November 18, 2014	December 15, 2014	December 1, 2014	58,279	$0.065	$4
February 10, 2015	March 9, 2015	February 23, 2015	57,975	$0.065	$4
May 1, 2015	June 1, 2015	May 18, 2015	57,932	$0.065	$4
July 31, 2015	August 31, 2015	August 17, 2015	57,976	$0.065	$4
November 12, 2015	December 14, 2015	November 30, 2015	58,144	$0.065	$4
February 2, 2016	March 7, 2016	February 22, 2016	58,210	$0.065	$4
April 28, 2016	May 30, 2016	May 16, 2016	58,211	$0.065	$4
August 1, 2016	September 6, 2016	August 22, 2016	58,211	$0.065	$4
November 10, 2016	December 12, 2016	November 28, 2016	58,245	$0.065	$4
February 2, 2017	March 6, 2017	February 21, 2017	58,308	$0.065	$4
May 1, 2017	June 5, 2017	May 22, 2017	58,315	$0.065	$4
July 27, 2017	August 28, 2017	August 14 , 2017	58,316	$0.065	$4
On November 9, 2017, FGL’s Board of Directors declared a quarterly cash dividend of $0.065 per share. The dividend will be paid on December 11, 2017 to shareholders of record as of the close of business on November 27, 2017.
Restricted Net Assets of Subsidiaries
FGLH’s equity in restricted net assets of consolidated subsidiaries was approximately $2,108 as of September 30, 2017 representing 94% of FGLH’s consolidated stockholder’s equity as of September 30, 2017 and consisted of net assets of FGLH which were restricted as to transfer to FGL in the form of cash dividends, loans or advances under regulatory restrictions.

(10) Stock Compensation
On November 7, 2013, FGL’s Board of Directors adopted a long term stock-based incentive plan (the “FGL 2013 Stock Incentive Plan” or the “Omnibus Plan”) under which certain officers, employees, directors and consultants are eligible to receive equity based awards. The Omnibus Plan was approved by the stockholder on November 19, 2013, became effective on December 12, 2013 and expires in December 2023. FGL’s Compensation Committee approved the granting of awards under the Omnibus Plan to certain employees, officers and directors (other than the members of the Compensation Committee). In addition, FGL’s Board of Directors approved the granting of awards to members of FGL’s Compensation Committee (the “Compensation Committee Awards”). The Compensation Committee Awards were not made under the Omnibus Plan; however, these awards will be construed and administered as if subject to the terms of the Omnibus Plan. In February 2015, the Omnibus Plan was amended to permit the members of FGL’s Compensation Committee to receive awards thereunder. FGL’s Board of Directors and stockholder also approved the granting of unrestricted common shares to its directors in lieu of cash compensation at the election of each individual director (the “Unrestricted Share Awards”). The Omnibus Plan, Compensation Committee Awards and the Unrestricted Share Awards are collectively referred to as the “FGL Plans”. Stock options, restricted stock and unrestricted stock awarded under the FGL Plans are accounted for as equity awards. As of the date the stock awards are approved and communicated to the recipient, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period, and is recognized as an increase to Additional paid-in capital in stockholders’ equity. At this time, FGL plans to issue new shares to satisfy stock option exercises, but may use treasury shares acquired under the repurchase program authorized on September 2, 2014. In fourth quarter 2016, FGL decided to settle the Performance Restricted Stock Unit (“PRSU”) awards granted under the FGL Plans in cash upon vesting and, therefore, reclassified these awards from equity to Other Liabilities. The liability for the PRSUs was valued at fair value (market value of the underlying stock) upon reclassification which resulted in the recognition of additional compensation cost of $3. The PRSUs became fully vested as of September 30, 2016 with payment made in November 2016 based on the fair value of the award at the time of settlement.
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

The Company recognized total stock compensation expense related to the FGL Plans and FGLH Plans as follows:

	Year ended September 30,
	2017	2016	2015
FGL Plans
Stock options	$—	$—	$1
Restricted shares	2	2	6
Performance restricted stock units	2	10	3
	4	12	10
FGLH Plans
Stock Incentive Plan - stock options	1	—	1
Amended and Restated Stock Incentive Plan - stock options	2	1	5
Amended and Restated Stock Incentive Plan - restricted stock units	—	—	2
2012 DEP	—	—	1
	3	1	9
Total stock compensation expense	7	13	19
Related tax benefit	2	5	7
Net stock compensation expense	$5	$8	$12
The stock compensation expense is included in "Acquisition and operating expenses, net of deferrals" in the Consolidated Statements of Operations.
Total compensation expense related to the FGL Plans and FGLH Plans not yet recognized as of September 30, 2017 and the weighted-average period over which this expense will be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Recognition Period in Years
FGL Plans
Stock options	$—	1
Restricted shares	1	1
Performance restricted stock units	15	2
Total unrecognized stock compensation expense	$16	1
FGL Plans
FGL’s Compensation Committee is authorized to grant up to 2,838 thousand equity awards under the FGL Plans. At September 30, 2017, 525 thousand equity awards are available for future issuance under the FGL Plans.

FGL granted 47 thousand, 119 thousand, and 206 thousand stock options to a certain officers, directors, other key employees and Compensation Committee members in 2017, 2016, and 2015, respectively. These stock options vest in equal installments over a period of three years and expire on the seventh anniversary of the grant date. The total fair value of the options granted in 2017, 2016, and 2015 was $0, $0, and $1 respectively.
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
At September 30, 2017, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $3, $2 and $3, respectively. At September 30, 2017, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 4 years, 4 years and 4 years, respectively.

During the year ended September 30, 2017, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit was $0, $0, and $0, respectively. During the year ended September 30, 2016, the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit realized was $0, $2, and $0, respectively. During the year ended September 30, 2015 the intrinsic value of stock options exercised, total cash received upon exercise and the related tax benefit was $1, $2, and $0, respectively.
A summary of FGL’s outstanding stock options as of September 30, 2017, and related activity during the period, is as follows (share amount in thousands):

Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2016	346	$22.40
Granted	47	23.35
Exercised	(15)	18.61
Forfeited or expired	(14)	20.91
Stock options outstanding at September 30, 2017	364	22.74
Exercisable at September 30, 2017	203	21.21
Vested or projected to vest at September 30, 2017	364	22.74
The following assumptions were used in the determination of the grant date fair values using the Black-Scholes option pricing model and based on the value of FGL's common stock for stock options granted during the years ended September 30, 2017, 2016 and 2015:

	2017	2016	2015
Weighted average fair value per options granted	$2.57	$1.01	$4.96
Risk-free interest rate	1.11%	0.42%	1.41%-1.50%
Assumed dividend yield	1.12%	1.14%	1.18%-1.19%
Expected option term	2.0 years	0.5 years	4.5 years
Volatility	20.00%	14.55%	25.00%
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
The dividend yield is based on the expected dividend rate during the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. For awards granted in 2017 and 2016, expected volatility is based on the historical volatility of FGL's stock prices after the announcement of a then-anticipated merger transaction as well as the estimated timing of the anticipated closing of a transaction. For awards granted or modified in 2015, expected volatility is based on the historical volatility of FGL’s stock price from the date of listing on the NYSE. For awards granted in 2017 and 2016, the expected life of the options granted represents the period of time from the grant date to the estimated closing date of a then-anticipated merger transaction, reflecting the midpoint of possible scenarios. For awards granted or modified in 2015, the expected life of the options granted represents the weighted-average period of time from the grant date to the date of exercise, expiration or cancellation based upon a simplified method as the Company lacked sufficient historical data due to the recent implementation of the FGL Plans.

FGL granted 29 thousand, 26 thousand, and 173 thousand restricted shares to certain officers, directors, other key employees and Compensation Committee members in 2017, 2016, and 2015, respectively. These shares vest in equal installments over a period of three years. FGL granted 12 thousand restricted shares to an officer in 2015 that vest over the period of one year. In 2015, FGL also granted 140 thousand restricted shares to certain directors which vest in three tranches; 20% on the first anniversary of the grant date; 50% on the second anniversary of the grant date; and 30% on the third anniversary of the grant date. The total fair value of the restricted shares granted in 2017, 2016, and 2015 was $1, $1, and $7, respectively.
On March 18, 2015, the expected requisite service periods for the 140 thousand restricted shares granted to certain directors were completed resulting in expense acceleration under the terms of the original awards due to their resignation from the Company’s Board and all related committee positions of the two grantees.  The Company recognized additional compensation expense of $3 during 2015 as a result of the related equity compensation expense acceleration.
The restricted shares are entitled to any cash dividends paid on FGL’s stock prior to vesting of the restricted shares. The cash dividends are held by FGL until the shares become vested and are paid to the recipient at that time or are forfeited if the restricted shares do not vest.
A summary of FGL’s nonvested restricted shares outstanding as of September 30, 2017, and related activity during the year then ended, is as follows (share amount in thousands):

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares outstanding at September 30, 2016	154	$22.91
Granted	29	23.35
Vested	(90)	21.85
Forfeited	(5)	22.73
Nonvested restricted shares outstanding at September 30, 2017	88	24.14
FGL granted 487 thousand, 0, and 32 thousand Performance Restricted Stock units ("PRSUs") to officers in 2017, 2016, and 2015, respectively. The total fair value of the PRSUs granted in 2017, 2016, and 2015, assuming attainment of the target performance level in each year was $13, $0, and $1, respectively.
The 2017 units vest on September 30, 2019, contingent on the satisfaction of performance criteria and on the officer's continued employment unless otherwise noted in the agreement. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period. PRSUs subject to vesting are adjusted based on FGL's financial yearly performance, which is evaluated on two non-GAAP measures: (1) adjusted operating income, and (2) book value per share excluding AOCI. Depending on the performance results for each year, the ultimate payout of PRSUs could range from 70% to 200% of the target award for each year. One-third of the award is earned based on each year’s results. Based on the results achieved in 2017, a total of 78 thousand additional PRSUs were earned, subject to the satisfaction of the service requirement noted above, and the total fair value of these PRSUs was $2. If the officer elects to retire on or after reaching age 60 and completing at least five years of continuous service with the Company, the officer will become vested in the PRSUs for the performance years prior to the year in which the retirement occurs and will forfeit the PRSUs for the performance year in which the retirement occurs and later performance years. Compensation expense for the awards granted to officers who are or will be eligible to elect early vesting under this retirement provision is recognized over a shorter service period which assumes the officer elects retirement when eligible.
The PRSUs granted in 2017 can only be settled in cash and, therefore, are classified as a liability plan. For these awards, the settlement value is classified as a liability in "Other liabilities" on the Consolidated Balance Sheets and the liability is adjusted to the current fair value (market value of the underlying stock) through net income at the end of each reporting period, which will cause volatility in net income (loss) as a result of changes in the fair value of FGL’s stock. At September 30, 2017, the liability for PRSUs of $18 was based on the number of units expected to vest, the elapsed portion of the service period and the fair value of FGL’s common stock on that date which was $31.05.
PRSUs granted in 2014 and 2015 were adjusted based on FGL's yearly financial performance, which was evaluated on two non-GAAP measures: (1) pre-tax adjusted operating income, and (2) return on equity. Depending on the performance results for each year, the ultimate payout of these PRSUs could range from zero to 200% of the target award for each year. One-half of the award was earned based on each year’s results for the awards granted in 2015. One-third of the award was earned based on each year's results for the awards granted in 2014. Based on the results achieved in 2016, 2015, and 2014, a total of 11 thousand, 63 thousand, 14 thousand, and 44 thousand additional PRSUs were earned during 2017, 2016, 2015, and 2014, respectively, and the total fair value of the additional PRSUs earned in 2017, 2016, 2015, and 2014, was $0, $1, $0, and $1, respectively.
In fourth quarter 2016, FGL decided to settle the PRSU awards granted in 2014 and 2015 in cash upon vesting and, therefore, reclassified these awards from equity to Other Liabilities. The liability for the PRSUs was valued at fair value (market value of the underlying stock) upon reclassification. A total of 634 thousand PRSUs became fully vested as of September 30, 2016 with a total cash payment of $15 made in November 2016 based on the fair value of the award at the time of settlement, which was $23.30 per PRSU.
A summary of nonvested PRSUs outstanding as of September 30, 2017, and related activity during the period then ended, is as follows (share amount in thousands):

Performance Restricted Stock Units (PRSUs)	Shares	Weighted Average Grant Date Fair Value
PRSUs outstanding at September 30, 2016	—	$—
Granted	576	23.72
Vested	(11)	17.82
Forfeited or expired	—	—
PRSUs outstanding at September 30, 2017	565	27.65
In 2015, FGL also granted 9 thousand unrestricted shares to certain directors in payment for services rendered. Total fair value of the unrestricted shares on the grant date was $0.
FGLH Plans
Stock options issued under the FGLH Plans vest in three equal installments on each of the first three anniversaries of the grant date and expire on the seventh anniversary of the grant date. The FGLH plans were frozen in November 2013 and, therefore, no stock options were issued under these plans during the years ended September 30, 2017, 2016 and 2015.
A summary of FGLH's outstanding stock options as of September 30, 2017 and related activity during the year then ended is as follows (share amount in thousands):

	FGLH
Stock Option Awards	Options	Weighted Average Exercise Price
Stock options outstanding at September 30, 2016	82	$44.82
Granted	—	—
Exercised	(12)	45.76
Forfeited or expired	—	—
Stock options outstanding at September 30, 2017	70	44.66
Vested and exercisable at September 30, 2017	70	44.66

At September 30, 2017, and 2016, the liability for vested or expected to vest stock options was based on the fair values of the outstanding options. The following assumptions were used in the determination of these fair values using the Black-Scholes option pricing model and based on the value of FGLH's common stock:

	2017	2016
Weighted average stock option fair value	$121.82	$78.62
FGLH common stock fair value	$166.81	$123.76
FGL common stock fair value	$31.05	$23.19
Risk-free interest rate	1.04%	0.26%
Assumed dividend yield	1.07%	1.12%
Expected option term	0.25 years	0.25 years
Volatility	5.0%	15.0%
The primary input used in the determination of the fair value of FGLH's common stock is the value of the Company's common stock and a discount for lack of liquidity of 5.0%. The dividend yield is based on the expected dividend rate during the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at September 30, 2017 and 2016. Expected volatility is based on the historical volatility of FGL’s stock prices after the announcement of the anticipated merger transaction with CF Corp for 2017 and an anticipated merger transaction for 2016. The expected life of the options granted represents the period of time from the reporting date to the estimated closing date of the anticipated merger transactions.
At September 30, 2017, the intrinsic value of stock options outstanding, exercisable and vested or expected to vest was $9, $9 and $9, respectively. At September 30, 2017, the weighted average remaining contractual term of stock options outstanding, exercisable and vested or expected to vest was 2 years, 2 years and 2 years, respectively. The intrinsic value of stock options exercised and the amount of cash paid upon exercise during the years ended September 30, 2017, 2016, and 2015 was $1, $0, and $9, respectively.
The amount of cash paid upon vesting for restricted stock units during the years ended September 30, 2017, 2016, and 2015 was $0, $2, and $2, respectively.
FGLH also granted dividend equivalent awards that permit holders of FGLH’s stock option and restricted stock awards to receive a payment in cash in an amount equal to the ordinary dividends declared and paid or debt service payments to HRG by FGLH in each calendar year starting in the year in which the dividend equivalent is granted through the year immediately prior to the year in which the dividend equivalent award vests, divided by the total number of common shares outstanding. Dividend equivalent awards granted in December 2012 vested on March 31, 2016. FGLH determined that it was probable the dividend equivalent awards would vest and recognized compensation expense ratably over the dividend equivalent vesting periods. The amount of cash paid upon vesting of dividend equivalent awards during the years ended September 30, 2017, 2016, and 2015 was $0, $1 and $1, respectively.
(11) Income Taxes
FGL is a U.S. taxpayer and does not file income tax returns in any foreign jurisdiction other than Puerto Rico. FGL’s non-life subsidiaries file as part of HRG’s consolidated U.S. Federal income tax return. FGL’s insurance company subsidiaries file their own consolidated U.S. Federal life insurance tax return. The income tax liabilities of the FGL members of the consolidated HRG return are calculated using the separate return method.
Income tax (expense) benefit is calculated based upon the following components of income before income taxes:

	Year ended September 30,
	2017	2016	2015
Pretax income (loss):
United States	$333	$153	$182
Outside the United States	—	—	—
Total pretax income	$333	$153	$182

The components of income tax (expense) benefit are as follows:

	Year ended September 30,
	2017	2016	2015
Current:
Federal	$(114)	$(5)	$(14)
State	—	—	—
Total current	$(114)	$(5)	$(14)

Deferred:
Federal	$4	$(51)	$(50)
State	—	—	—
Total deferred	$4	$(51)	$(50)

Income tax (expense)/benefit	$(110)	$(56)	$(64)
The difference between income taxes expected at the U.S. Federal statutory income tax rate of 35% and reported income tax (expense) benefit is summarized as follows:

	Year ended September 30,
	2017	2016	2015
Expected income tax (expense)/benefit at Federal statutory rate	$(117)	$(54)	$(64)
Valuation allowance for deferred tax assets	1	69	(1)
Amortization of low income housing tax credits	(4)	(2)	(1)
Benefit on LIHTC under proportional amortization method	5	3	1
Write off of expired capital loss carryforward	—	(73)	—
Dividends received deduction	4	1	2
Other	1	—	(1)
Reported income tax (expense)/benefit	$(110)	$(56)	$(64)

Effective tax rate	33%	37%	35%
For the year ended September 30, 2017, the Company’s effective tax rate is 33%. The effective tax rate was positively impacted by a valuation allowance release within the non-life companies and favorable permanent adjustments, including low income housing tax credits and dividends received deduction.
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
For the year ended September 30, 2017, the Company recorded a net valuation allowance release of $1 related to FGL’s non-life companies). For the year ended September 30, 2016, the Company recorded net valuation allowance release of $69 (comprised of a full year valuation allowance release of $74 related to the life insurance companies, offset by a net increase to valuation allowance of $5 related to FGL’s non-life companies). During the year ended September 30, 2016, the remaining unutilized life company capital loss carryforward deferred tax assets expired and were written off, resulting in $73 in deferred income tax expense. Most of the valuation allowance release during the year was attributable to this write-off. For the year ended September 30, 2015, the Company recorded net valuation allowance expense of $1 (comprised of a full year valuation allowance release of $4 related to the life insurance companies, offset by a net increase to valuation allowance of $5 related to FGL’s non-life companies).

The Company records tax (expense) benefit that results from a change in other comprehensive income (“OCI”) directly to OCI. Tax expense recorded directly to OCI includes deferred tax expense arising from a change in unrealized gain (loss) on available-for-sale securities and the tax-effects of other income items that are recorded to OCI. Changes in valuation allowance that are solely due to a deferred tax liability related to the unrealized gain on an available-for-sale security are allocated to other comprehensive income in accordance with ASC 740-10-45-20, "Income Taxes: Other Presentation Matters". For the year ended September 30, 2017, the Company recorded $56 in deferred tax expense to OCI.
An excess tax benefit is the realized tax benefit related to the amount of deductible compensation cost reported on an employer’s tax return for equity instruments in excess of the compensation cost for those instruments recognized for financial reporting purposes. The Company adopted ASU-2016-09 (Stock Compensation) effective October 1, 2015. ASU-2016-09 eliminates the requirement for excess tax benefits to be recorded as additional paid-in capital when realized. For the year ended September 30, 2017, FGL recorded all excess tax benefits in the Consolidated Statements of Operations as a component of current income tax expense in accordance with the newly adopted guidance.
The following table is a summary of the components of deferred income tax assets and liabilities:

	Year ended September 30,
	2017	2016
Deferred tax assets:
Net operating loss, credit and capital loss carryforwards	$91	$93
Insurance reserves and claim related adjustments	601	511
Investments	—	—
Other	75	44
Valuation allowance	(49)	(51)
Total deferred tax assets	$718	$597

Deferred tax liabilities:
Value of business acquired	$—	$(7)
Investments	(456)	(312)
Deferred acquisition costs	(316)	(277)
Other	(8)	(11)
Total deferred tax liabilities	$(780)	$(607)

Net deferred tax assets and (liabilities)	$(62)	$(10)
At September 30, 2017, the Company’s valuation allowance of $49 consisted of a valuation allowance of $0 on life company deferred tax assets and a full valuation allowance of $49 on FGL’s non−life insurance net deferred taxes. At September 30, 2016, the Company’s valuation allowance of $51 consisted of a valuation allowance of $0 on life company deferred tax assets and a full valuation allowance of $51 on FGL’s non−life insurance net deferred taxes. The life company's remaining capital loss carryforwards expired on December 31, 2015, and the capital loss carryforward deferred tax assets and related valuation allowance were written off at that time.
The Company maintains a valuation allowance against the deferred tax assets of its non-life insurance company subsidiaries. The non-life insurance company subsidiaries have a history of losses and insufficient sources of future income necessary to recognize any portion of their deferred tax assets. All other deferred tax assets are more likely than not to be realized based on expectations regarding future taxable income and considering all other available evidence, both positive and negative.
The net operating losses ("NOLs"), capital losses and tax credits of FGL’s subsidiaries are subject to limitations under IRC Section 382, as a result of the change of ownership that occurred when the companies were purchased in 2011. This caused the net value of attributes that could be utilized to be limited to $5 each year, subject to increases for realized built-in gains on certain assets on the date of the change of ownership. On September 27, 2013, the Company underwent a second change of control within the meaning of IRC Section 382(g), triggered by the sale of HRG shares by Harbinger Capital Partners. At the time of this ownership change, FGL’s tax attributes consisted of capital loss carry forwards totaling approximately $350, investment tax credits of approximately $54, and alternative minimum tax ("AMT") credits of approximately $6. The second 382 annual limitation is higher than the 2011 limitation and is not expected to have an impact on the utilization of tax attributes.
At September 30, 2017 and 2016, FGL has NOL carryforwards of $95 and $92, respectively, which, if unused, will expire in years 2026 through 2037. FGL has capital loss carryforwards totaling $15 and $6 at September 30, 2017 and 2016, respectively, which if unused, will expire in years 2017 through 2022. In addition, at September 30, 2017 and 2016, FGL has low income housing tax credit carryforwards totaling $47 and $52, respectively, which, if unused, will expire in years 2020 through 2037, and alternative minimum tax credits of $6 and $6, respectively, that may be carried forward indefinitely.
FGL’s non-life subsidiaries file as part of HRG’s consolidated U.S. Federal income tax return. FGL’s insurance company subsidiaries file their own consolidated U.S. Federal life insurance tax return. The income tax liabilities of the FGL members of the consolidated HRG return are calculated using the separate return method with any payable or receivable reflecting an amount they would have recorded had they filed their own return. As of September 30, 2017 and 2016, FGL and its subsidiaries have an income tax liability totaling $0 and $2, respectively, which represents what they would have owed the IRS had they filed their own tax return.
The U.S. Federal income tax returns of FGL for years prior to 2014 are no longer subject to examination by the taxing authorities. With limited exception, FGL is no longer subject to state and local income tax audits for years prior to 2013. FGL does not have any unrecognized tax benefits (“UTBs”) at September 30, 2017 and 2016. In the event the Company has UTBs, interest and penalties related to uncertain tax positions would be recorded as part of income tax expense in the financial statements. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.

(12) Commitments and Contingencies
Commitments
The Company has unfunded investment commitments as of September 30, 2017 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class are included below:

Asset Type	September 30, 2017
Other invested assets	$116
Commercial mortgage loans	33
Equity securities, available-for-sale	27
Other assets	21
Total	$197

Lease Commitments
The Company leases office space under non-cancelable operating leases that expire in May 2021. The Company also leased office furniture and office equipment under non-cancelable operating leases that expired in 2012. For the years ended September 30, 2017, 2016 and 2015, the Company’s total rent expense was $3, $2 and $2, respectively. As of September 30, 2017, the minimum rental commitments under the non-cancelable leases are as follows:

Fiscal Year	Amount
2018	$2
2019	2
2020	2
2021	1
2022	—
Thereafter	—
Total	$7
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
FGL assessed amounts by the state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states. At September 30, 2017, FGL has accrued $2 for guaranty fund assessments that is expected to be offset by estimated future premium tax deductions of $2.
The Company has received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration’s Death Master File (the "Death Master File") and compliance with state claims practices regulation. Legislation requiring insurance companies to use the Death Master File to identify potential claims has been enacted in a number of states. As a result of these legislative and regulatory developments, in May 2012, the Company undertook an initiative to use the Death Master File and other publicly available databases to identify persons potentially entitled to benefits under life insurance policies, annuities and retained asset accounts. In addition, FGL has received audit and examination notices from several state agencies responsible for escheatment and unclaimed property regulation in those states and in some cases has challenged the audits including litigation against the Controller for the State of California which is subject to a stay and separate litigation against the Treasurer for the State of Illinois. FGL believes its current accrual will cover the reasonably estimated liability arising out of these developments, however costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to these matters.
On June 30, 2017, a putative class action complaint was filed against the Company in the United States District Court for the District of Maryland, captioned Brokerage Insurance Partners v. Fidelity & Guaranty Life Insurance Company, Fidelity & Guaranty Life, FS Holdco II Ltd, and John Doe, No. 17-cv-1815. The complaint alleges that the Company breached the terms of its agency agreement with Brokerage Insurance Partners (“BIP”) and other agents by changing certain compensation terms. The complaint asserts, among other causes of action, breach of contract, defamation, tortious interference with contract, negligent misrepresentation, and violating of the Racketeer Influenced and Corrupt Organizations Act (“RICO”).  The complaint seeks to certify a class composed of all persons who entered into an agreement with the Company to sell life insurance and who sold at least one life insurance policy between January 1, 2015 and January 1, 2017.  The complaint seeks unspecified compensatory, consequential, and punitive damages in an amount not presently determinable, among other forms of relief.

On September 1, 2017, the Company filed a counterclaim against BIP and John and Jane Does 1-10, asserting, among other causes of action, breach of contract, fraud, civil conspiracy and violations of RICO.
As of the date of this report, FGL does not have sufficient information to determine whether it has exposure to any losses that would be either probable or reasonably estimable.
On July 5, 2013, Plaintiff Eddie L. Cressy filed a putative class Complaint captioned Cressy v. Fidelity Guaranty [sic] Life Insurance Company, et. al. in the Superior Court of California, County of Los Angeles (the "Court"), Case No. BC-514340. The Complaint was filed after the Plaintiff was unable to maintain an action in federal court. The Complaint asserted, inter alia, that the Plaintiff and members of the putative class relied on Defendants’ advice in purchasing allegedly unsuitable equity-indexed insurance policies.
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
On January 7, 2015, a putative class action complaint was filed in the United States District Court, Western District of Missouri (the "District Court"), captioned Dale R. Ludwick, on behalf of Herself and All Others Similarly Situated v. Harbinger Group Inc., Fidelity & Guaranty Life Insurance Company, Raven Reinsurance Company, and Front Street Re (Cayman) Ltd. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), requests injunctive and declaratory relief and seeks unspecified compensatory damages for the putative class in an amount not presently determinable, treble damages, and other relief, and claims Plaintiff Ludwick overpaid $0 for her annuity. On February 12, 2016, the District Court granted the defendants’ Joint Motion to Dismiss the Plaintiff's claims. On March 3, 2016, Plaintiff Ludwick filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”). On April 13, 2017, the Court of Appeals affirmed the District Court’s decision to dismiss the Plaintiff’s claims. The Plaintiff’s time to seek discretionary review of this matter expired on July 12, 2017. As of the date of this report, FGL does not have sufficient information to determine whether it has exposure to any losses that would be either probable or reasonably estimable beyond the $2 of expense incurred to date.
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
The effect of reinsurance on premiums earned and benefits incurred and reserve changes (net benefits incurred) for the years ended September 30, 2017, 2016 and 2015 were as follows:

	Year ended September 30,
	2017		2016		2015
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$233	$1,097	$261	$1,069	$260	$833
Assumed	—	—	1	1	—	—
Ceded	(191)	(254)	(192)	(279)	(202)	(255)
Net	$42	$843	$70	$791	$58	$578
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. During the years ended September 30, 2017, 2016 and 2015, the Company did not write off any reinsurance balances. During the year ended September 30, 2017, the Company did not commute any ceded reinsurance.
Effective April 1, 2015, Security Life of Denver ("SLD") recaptured a traditional life block of business previously assumed and ceded by the Company and simultaneously ceded this business to Wilton Re.
Effective September 1, 2016, FGL Insurance recaptured a certain block of life insurance ceded to Swiss Re and simultaneously ceded this business to Wilton Re.
Effective January 1, 2017, the Company entered into a reinsurance agreement with Hannover Re, a third party reinsurer,  to reinsure an inforce block of its FIA and fixed deferred annuity contracts with  GMWB and Guaranteed Minimum Death Benefit (“GMDB”) secondary guarantees.  In accordance with the terms of this agreement, the Company cedes 70% net retention of secondary guarantee payments in excess of account value for GMWB and GMDB guarantees. Effective July 1, 2017, the Company extended this agreement to include new business issued during 2017. These transactions resulted in no GAAP impact on the effective dates of the transactions as we are following deposit accounting.
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Wilton Agreement
In September 2012, Wilton Re and FGL Insurance reached a final agreement on the initial settlements associated with the reinsurance transactions FGL Insurance entered into. The final settlement amounts did not result in any material adjustments to the amounts reflected in the financial statements. FGL Insurance recognized a net pre-tax gain of $18 on these reinsurance transactions which has been deferred and is being amortized over the remaining life of the underlying reinsured contracts. The unamortized portion of this deferred gain was $8 and $10 as of September 30, 2017 and 2016, respectively.
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
Effective June 30, 2017, the letter of credit facility was amended to reduce the available amount to $115 and extend the termination date to October 1, 2022, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the Reimbursement Agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGLH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2016, Raven Re’s statutory capital and surplus was $24 in excess of the minimum level required under the Reimbursement Agreement.

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
At September 30, 2017 and 2016, the Company's reinsurance recoverable related to FSRCI included $1,016 and $1,120, respectively, and funds withheld for reinsurance liabilities included $1,081 and $1,172, respectively.
Below are the ceded operating results to FSRCI for the year ended September 30, 2017, 2016 and 2015:

	Year Ended September 30,
Revenues:	2017	2016	2015
Premiums	$1	$3	$1
Net investment income	46	61	63
Net investment gains (losses)	15	(8)	(30)
Insurance and investment product fees	2	3	4
Total revenues	64	59	38

Benefits and expenses:
Benefits and other changes in policy reserves	(39)	(47)	(42)
Acquisition & operating expenses, net of deferrals	(3)	(4)	(4)
Total benefits and expenses	(42)	(51)	(46)

Operating income (loss)	$22	$8	$(8)
FGL Insurance invested in CLO securities issued by Fortress Credit Opportunities III CLO LP ("FCO III") and also invested in securities issued by Fortress Credit BSL Limited ("Fortress BSL"). The parent of both FCO III and Fortress BSL is Fortress Investment Group LLC, which acquired interests greater than 10% ownership in HRG as of September 30, 2014. In March 2016, Hildene Leveraged Credit, LLC (“HLC”) sold four CLOs to Fortress Investment Group LLC.  The four Hildene CLOs are now managed by an affiliate of Fortress Investment Group LLC, Fortress Credit Advisors, LLC.  As of September 30, 2017, the Company held two of these CLOs. In August 2016, FGL purchased a commercial real estate CLO from Fortress Investment Group LLC. In October 2016, FGL purchased bonds of Spectrum Brands, Inc., a wholly-owned subsidiary of HRG Group, and in March 2017, FGL purchased asset backed CLOs from FCO III. The carrying value of these affiliated investments as of September 30, 2017 and 2016 are disclosed in the tables below.
FGL Insurance participates in loans to third parties originated by Salus, an affiliated, limited liability company indirectly owned by HRG. Salus is also considered a VIE as described in “Note 4. Investments” to the Company’s Consolidated Financial Statements. Salus originated senior secured asset-based loans to unaffiliated third-party borrowers. In January 2014, FSRCI acquired preferred equity interests in Salus which have a 10% per annum return and a total par value of $30 which is included in the FSRCI funds withheld portfolio. Accordingly, all income on this asset is ceded to FSRCI. The Company’s maximum exposure to loss as a result of its investments in Salus is limited to the carrying value of the preferred equity interests. The carrying value of these investments in Salus as of September 30, 2017 and 2016 are disclosed in the tables below.
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
Please refer to "Note 5. Derivative Financial Instruments" to the Company’s Consolidated Financial Statements for disclosure of the Canadian dollar foreign exchange swap agreement activity for the year on our Salus loan participations.
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
The Company’s related party investments as of September 30, 2017, 2016, and 2015, and related net investment income for the years ended September 30, 2017, 2016, and 2015 are summarized as follows:

		September 30, 2017
Type	Balance Sheet Classification	Asset carrying value		Accrued Investment Income		Total carrying value
Fortress Investment Group CLOs	Fixed maturities, available for sale	$175		$2		$177
Spectrum Brands, Inc.	Fixed maturities, available for sale	2	—	—	2	2
Salus preferred equity (a)	Equity securities, available for sale	2		—		2
HGI energy loan (b)	Related party loans	71		—		71
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) The HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		September 30, 2016
Type	Balance Sheet Classification	Asset carrying value	Accrued Investment Income	Total carrying value
Salus CLOs	Fixed maturities, available for sale	$19	$—	$19
Fortress Investment Group CLOs	Fixed maturities, available for sale	225	2	227
Salus preferred equity (a)	Equity securities, available for sale	3	—	3
Salus participations (b)	Other invested assets	21	—	21
HGI energy loan (c)	Related party loans	71	—	71
(a) Salus preferred equity is included in the FSRCI funds withheld portfolio, accordingly all income on this asset is ceded to FSRCI.
(b) Includes loan participations with 4 different borrowers with an average loan fair value of $5 as of September 30, 2016
(c) The HGI energy loan is included in the FSRCI funds withheld portfolio, accordingly the income related to this portion is ceded to FSRCI.

		Year ended September 30,
		2017	2016	2015
Type	Investment Income Classification	Net investment income	Net investment income	Net investment income
Salus CLOs	Fixed maturities	$1	$9	$11
Fortress Investment Group CLOs	Fixed maturities	10	11	8
Salus participations	Other invested assets	—	4	15
EIC participations	Other invested assets	—	1	—
HGI energy loan	Related party loans	—	4	5
Salus promissory note	Related party loans	—	—	1

The Company had realized foreign exchange losses of $2, $5 and $4 for the years ended September 30, 2017, 2016 and 2015, respectively, related to its CAD denominated loan participations originated by Salus. Additionally, the Company had foreign exchange derivative and embedded derivative losses, including losses on CAD currency forward contracts, of $0 for the year ended September 30, 2017, and (losses) gains of $(2) and $9 for the years ended September 30, 2016 and 2015, respectively, included in other invested assets. See "Note 5. Derivative Financial Instruments" to the Company’s Consolidated Financial Statements for further details.
In August 2016, FGL Insurance exchanged the $71 2013 HGI Energy Loan issued by HGI Energy for new notes issued by HGI Energy for the same fair value with an August 2017 maturity date. The new notes issued are held in the FSRCI funds withheld portfolio. Effective May 1, 2017, FGL Insurance and HGI Energy extended the maturity date of the new notes until the earlier of: June 30, 2018 or a change in control of FGL Insurance. In addition, the parties have agreed to increase the rate of interest on the New Notes from 0.71% to 1.50% on August 22, 2017.
During 2016, the Company received proceeds from the RSH liquidation trust of $23 resulting in a realized gain of $8. The Company’s investments in RSH were included within the Salus CLOs and Salus Participations. See "Note 4. Investments" to the Company's Consolidated Financial Statements for further details.
The Company’s gross realized gains and net realized impairment losses on related party investments as of September 30, 2017 and September 30, 2016 are summarized as follows:

		Year ended September 30,
		2017	2016	2015
Type	Investment Income Classification	Net realized gain (losses)	Net realized gain (losses)	Net realized gain (losses)
Salus CLOs (a)	Fixed maturities	$(2)	$(12)	$(37)
Salus participations (b)	Other invested assets	—	(19)	(40)
Salus preferred equity (c)	Other invested assets	(3)	—	(30)
(a) Net of impairments of $2, $11, and $46 for the years ended September 30, 2017, 2016 and 2015, respectively.
(b) Net of impairments of $1, $22, and $36 for the years ended September 30, 2017, 2016 and 2015, respectively.
(c) Net of impairments of $0, $0, and $0 for the years ended September 30, 2017, 2016 and 2015, respectively.
During the years ended September 30, 2017, 2016 and 2015, the Company has investment management agreements with Salus, CorAmerica Capital, LLC, and Energy & Infrastructure Capital, LLC ("EIC"), all wholly-owned subsidiaries of HGI Asset Management Holdings, LLC, which is also a wholly-owned subsidiary of HRG. The agreement for EIC was terminated in July 2016, and CorAmerica is no longer a wholly-owned subsidiary of HGI Asset Management Holdings. The Company paid management fees to these entities for the services provided under these agreements, which are usual and customary for these types of services, as follows:

	Year ended September 30,
	2017		2016	2015
Salus	$—		$—	$1
CorAmerica Capital, LLC	1	0.000002	3	1
EIC	—	—	—	—

(15) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Year ended September 30,
	2017	2016	2015
Net income attributable to common shares - basic	$223	$97	$118

Weighted-average common shares outstanding - basic	58,320	58,275	58,118
Dilutive effect of unvested restricted stock & PRSU	43	271	208
Dilutive effect of stock options	52	32	35
Weighted-average shares outstanding - diluted	58,415	58,578	58,361

Net income per common share:
Basic	$3.83	$1.67	$2.03
Diluted	$3.83	$1.66	$2.02
The number of shares of common stock outstanding used in calculating the weighted average thereof reflects the actual number of FGL shares of common stock outstanding, excluding unvested restricted stock and shares held in treasury.
The calculation of diluted earnings per share for the years ended September 30, 2017, 2016, and 2015 excludes the incremental effect related to certain outstanding stock options and restricted shares due to their anti-dilutive effect.  The number of weighted average equivalent shares excluded in 2017, 2016, and 2015 are 0 shares, 19 thousand shares, and 17 thousand shares, respectively. In the fourth quarter 2016, the Company decided to settle the performance restricted stock units granted in 2014 and 2015 in cash upon vesting and, therefore, these performance restricted stock units were excluded from the computation of diluted earnings per share in fourth quarter 2016 and future periods. Also, performance restricted stock units granted in 2017 under the FGL plan and stock-based compensation awards granted under the FGLH Plans are settled in cash and, therefore, are excluded from the computation of diluted earnings per share.

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

The Company’s principal insurance subsidiaries’ statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of the Company’s wholly-owned insurance subsidiaries were as follows:

	Subsidiary (state of domicile)(a)
	FGL Insurance (IA)	FGL NY Insurance (NY)
Statutory Net income (loss):
Year ended December 31, 2016	$21	$4
Year ended December 31, 2015	(53)	(1)
Year ended December 31, 2014	105	2

Statutory Capital and Surplus:
December 31, 2016	$1,323	$64
December 31, 2015	1,239	59

(a)	FGL NY Insurance is a subsidiary of FGL Insurance, and the columns should not be added together.
The amount of statutory capital and surplus necessary to satisfy the applicable regulatory requirements is less than FGL Insurance’s and FGL NY Insurance’s respective statutory capital and surplus.
Life insurance companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. The Company monitors the RBC of FGLH’s insurance subsidiaries. As of December 31, 2016 and 2015, each of FGLH’s insurance subsidiaries had exceeded the minimum RBC requirements.
The Company’s insurance subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on statutory results as of December 31, 2016, in accordance with applicable dividend restrictions, the Company’s subsidiaries could pay “ordinary” dividends of $132 to FGLH in 2017, less any dividends paid during the immediately preceding 12 month period. In September 2017, FGL Insurance declared and paid an ordinary dividend of $25 to FGLH. The Company did not declare or pay any other dividends to FGLH during the previous 12 months. Therefore, for the period of October 1 to December 31, 2017, FGL Insurance is able to declare ordinary dividends up to $107 with respect to its 2016 statutory results, subject to management’s discretion.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $195 and $220 at December 31, 2016 and 2015, respectively.
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
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $4 and $4 at December 31, 2016 and 2015, respectively. Without such permitted statutory accounting practices Raven Re’s statutory capital and (deficit) surplus would be $8 and $(14) as of December 31, 2016 and 2015, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at December 31, 2016 and 2015 was $207 and $210, respectively.
On November 1, 2013, FGL Insurance re-domesticated from Maryland to Iowa. After re-domestication, FGL Insurance elected to apply Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $0 and $47 increase to statutory capital and surplus at December 31, 2016 and 2015, respectively. Also, the Iowa Insurance Division granted FGL Insurance a permitted statutory accounting practice to reclassify its negative unassigned surplus balance of $806 to additional paid in capital as of April 6, 2011, the date the Company acquired FGL Insurance, which had the effect of setting FGL Insurance’s statutory unassigned surplus to zero as of this date. The prescribed and permitted statutory accounting practices have no impact on the Company’s Consolidated Financial Statements which are prepared in accordance with GAAP.
As of December 31, 2016, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.

(17) Other Liabilities
Other liabilities consisted of the following:

	Year ended September 30,
	2017	2016
Amounts payable for investment purchases	$173	$106
Retained asset account	194	221
Option collateral liabilities	276	118
Remittances and items not allocated	39	77
Amounts payable to reinsurers	36	36
Accrued expenses	55	60
Deferred reinsurance revenue	23	25
Other	101	103
Total	$897	$746
(18) Employee Benefit Plans
The Company sponsors a defined contribution plan in which eligible participants may defer a fixed amount or a percentage of their eligible compensation, subject to limitations, and the Company makes a discretionary matching contribution of up to 5% of eligible compensation. The Company has also established a nonqualified defined contribution plan for independent agents. The Company makes contributions to the plan based on both the Company’s and the agent’s performance. Contributions are discretionary and evaluated annually. Contributions charged to operations for the employee defined contribution plans, including discretionary amounts, were $2, $2 and $2, for the years ended September 30, 2017, 2016 and 2015, respectively.

(19) Quarterly Results (Unaudited)

Unaudited quarterly results of operations are summarized below.

	Quarter Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
	(Dollars in millions, except per share data)
Premiums	$16	$12	$3	$11
Net investment income	261	257	247	240
Net realized gains (losses)	117	67	81	51
Insurance and investment product fees and other	41	44	44	38
Total revenue	435	380	375	340
Total expenses	342	326	334	171
Net income	61	32	22	108
Net income per common share - basic	1.06	0.54	0.38	1.85
Net income per common share - diluted	1.06	0.54	0.38	1.85

	Quarter Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	(Dollars in millions, except per share data)
Premiums	$18	$21	$16	$15
Net investment income	238	236	227	222
Net realized (losses) gains	26	(28)	(42)	63
Insurance and investment product fees and other	34	32	32	29
Total revenue	316	261	233	329
Total expenses	262	240	212	250
Net income (loss)	30	10	9	48
Net income (loss) per common share - basic	0.52	0.16	0.16	0.82
Net income (loss) per common share - diluted	0.52	0.16	0.16	0.82

(20) Subsequent Events
On November 14, 2017, FGLH received majority consent from holders of its 6.375% senior notes due 2021 to adopt certain amendments to their governing indenture.  These amendments principally impact provisions of the indenture that would have been affected by the Merger and do not affect the principal, term or borrowing rate of the notes outstanding.  FGLH will pay $3 to the holders that approved the consent no later than the third business day following the time at which all the conditions with respect to the consent solicitation, including the consummation of the Merger, have been satisfied or waived.

Schedule I
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES

Summary of Investments - Other than Investments in Related Parties
September 30, 2017
(in millions)

	Amortized Cost	Fair Value	Amount at which shown on the balance sheet
Fixed Maturities:
Bonds:
United States Government and government agencies and authorities	$232	$235	$235
States, municipalities and political subdivisions	1,573	1,726	1,726
Foreign governments	4	4	4
Public utilities	2,109	2,202	2,202
All other corporate bonds	16,145	16,987	16,987
Redeemable preferred stock	—	—	—
Total fixed maturities	20,063	21,154	21,154

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust, and insurance companies	110	111	111
Industrial, miscellaneous and all other	1	2	2
Nonredeemable preferred stock	622	660	660
Total equity securities	733	773	773

Derivative investments	225	413	413
Commercial mortgage loans	547	552	547
Other long-term investments	185	182	185
Total investments	$21,753	$23,074	$23,072
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
FIDELITY & GUARANTY LIFE (Parent Only)
CONDENSED BALANCE SHEETS
(in millions)

	September 30, 2017	September 30, 2016

ASSETS
Investments in consolidated subsidiaries	$2,241	$1,913
Fixed maturity securities, available for sale	—	5
Equity securities, available-for-sale, at fair value	—	12
Cash and cash equivalents	2	2
Other assets	4	2
Total assets	$2,247	$1,934
LIABILITIES AND SHAREHOLDERS' EQUITY
Total liabilities	—	—
Shareholders' equity
Preferred stock	—	—
Common stock	1	1
Additional paid in capital	716	714
Retained earnings	1,000	792
Accumulated other comprehensive income	543	439
Treasury stock	(13)	(12)
Total shareholder's equity	2,247	1,934
Total liabilities and shareholder's equity	$2,247	$1,934

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
(continued)

FIDELITY & GUARANTY LIFE (Parent Only)
CONDENSED STATEMENT OF OPERATIONS
(in millions)

	Year ended September 30,
	2017	2016	2015

Revenues	$(1)	$(2)	$(9)
	(1)	(2)	(9)
Operating expenses:
General and administrative expenses	2	3	6
Total operating expenses	2	3	6
Operating loss	(3)	(5)	(15)
Other income:
Equity in net income of subsidiaries	227	103	133
Income before income taxes	224	98	118
Income tax expense	1	1	—
Net income	$223	$97	$118

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II
(continued)
FIDELITY & GUARANTY LIFE (Parent Only)
CONDENSED STATEMENT OF CASH FLOWS
(in millions)

	Year ended September 30,
	2017	2016	2015

Cash flows from operating activities
Net income	$223	$97	$118
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized capital and other gains on investments	5	2	9
Equity in net income of subsidiaries	(227)	(103)	(133)
Stock based compensation	2	(2)	10
Other assets and other liabilities	3	2	2
Net cash provided (used in) by operating activities	6	(4)	6
Cash flows from investing activities:
Proceeds from available-for-sale investments, sold, matured or repaid:	12	5	30
Cost of available-for-sale investments:	—	—	(15)
Net cash provided by investing activities	12	5	15
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transactions fees	—	2	2
Dividends payments	(15)	(15)	(15)
Treasury stock	(1)	(1)	(11)
Distribution to FGLH and subsidiaries	(2)	2	(50)
Net cash (used in) provided by financing activities	(18)	(12)	(74)
Change in cash and cash equivalents	—	(11)	(53)
Cash and cash equivalents at beginning of period	2	13	66
Cash and cash equivalents at end of period	$2	$2	$13

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule III
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
Supplementary Insurance Information
(in millions)

	Year ended September 30,
	2017	2016	2015

Life Insurance (single segment):
Deferred acquisition costs	$1,129	$1,007	$801
Future policy benefits, losses, claims and loss expenses	3,412	3,467	3,468
Other policy claims and benefits payable	67	55	55
Premium revenue	42	70	58
Net investment income	1,005	923	851
Benefits, claims, losses and settlement expenses	(843)	(791)	(578)
Amortization of deferred acquisition costs	(171)	(49)	(27)
Other operating expenses	(137)	(119)	(113)

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV
FIDELITY & GUARANTY LIFE AND SUBSIDIARIES
Reinsurance
(In millions)

For the year ended September 30, 2017	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net

Life insurance in force	$3,207	$(2,036)	$—	$1,171	—%

Premiums and other considerations:
Traditional life insurance premiums	233	(191)	—	42	—%
Annuity product charges	229	(64)	—	165	—%
Total premiums and other considerations	$462	$(255)	$—	$207	—%

For the year ended September 30, 2016	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net

Life insurance in force	$3,081	$(2,024)	$—	$1,057	—%

Premiums and other considerations:
Traditional life insurance premiums	261	(192)	1	70	1%
Annuity product charges	191	(67)	—	124	—%
Total premiums and other considerations	$452	$(259)	$1	$194	1%

For the year ended September 30, 2015	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net

Life insurance in force	$2,933	$(2,010)	$—	$923	—%

Premiums and other considerations:
Traditional life insurance premiums	260	(202)	—	58	—%
Annuity product charges	156	(69)	—	87	—%
Total premiums and other considerations	$416	$(271)	$—	$145	—%

See accompanying Report of Independent Registered Public Accounting Firm.